Form 10-Q
period 1994-01-31
KELLWOOD CO
filed 1994-03-08
CIK 55080

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1994

                                   OR
- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------------------- to ----------------



                      Commission File Number 1-7340

                               KELLWOOD COMPANY
- -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                36-2472410
- --------------------------------------   --------------------------------------
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)             Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO             63178
- ---------------------------------------------------         -------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (314) 576-3100

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                              ------   --------

Number of shares of common stock, par value $.01, outstanding at
January 31, 1994 (only one class):   13,943,181
                                   --------------

                            KELLWOOD COMPANY
                            ----------------
                                  INDEX
                                  -----

                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

            Condensed Consolidated Balance Sheet                        3

            Condensed Consolidated Statement of Earnings                4

            Condensed Consolidated Statement of Cash Flows              5

            Notes to Condensed Consolidated Financial
             Statements                                                 6

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8


PART II.    OTHER INFORMATION                                          10


                                        PART I.  FINANCIAL INFORMATION
                                        ------------------------------

                                       KELLWOOD COMPANY AND SUBSIDIARIES
                                       ---------------------------------
                                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                ------------------------------------------------
                                             (Amounts in thousands)


                                                        January 31
                                                 --------------------------            April 30,
                                                   1994               1993               1993
                                                 --------           --------          ----------
ASSETS
- ------
Current assets:
   Cash and time deposits                       $  19,946          $  39,181          $  39,178
   Receivables, net                               144,814            137,159            178,621
   Inventories                                    196,957            210,660            192,432
   Prepaid taxes and expenses                      17,000             19,998             15,597
                                                 --------           --------           --------

      Total Current Assets                        378,717            406,998            425,828

Property, plant and equipment, net                 67,550             66,514             68,259
Intangible assets, net                            105,915             88,946             96,036
Other assets                                       51,466             45,601             46,332
                                                 --------           --------           --------

                                                $ 603,648          $ 608,059          $ 636,455
                                                =========          =========          =========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

Current liabilities:
   Current portion of long-term debt            $   8,955          $   7,666          $   7,576
   Notes payable                                      227             81,880             93,309
   Accounts payable                                48,890             62,859             63,527
   Accrued expenses                                64,419             59,278             63,898
                                                ---------          ---------          ---------

      Total current liabilities                   122,491            211,683            228,310

Long-term debt                                    154,503            103,578            102,923
Deferred income taxes and other                    28,798             20,644             25,362

Shareowners' equity:
   Common stock                                    90,028             85,668             85,851
   Retained earnings                              246,940            223,548            231,145
   Cumulative translation adjustment               (8,997)            (8,826)            (8,882)
                                                ---------          ---------          ---------

                                                  327,971            300,390            308,114
   Less treasury stock, at cost                   (30,115)           (28,236)           (28,254)
                                                ---------          ---------          ---------

      Total shareowners' equity                   297,856            272,154            279,860
                                                ---------          ---------          ---------

                                                $ 603,648          $ 608,059          $ 636,455
                                                =========          =========          =========


See notes to condensed consolidated financial statements.



                                                  KELLWOOD COMPANY AND SUBSIDIARIES
                                                  ---------------------------------
                                      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                      --------------------------------------------------------
                                              (Amounts in thousands except per share data)


                                             Three Months Ended                          Nine Months Ended
                                                 January 31,                                January 31,
                                        ------------------------------             -----------------------------
                                          1994                 1993                  1994                 1993
                                        ---------           ----------             ---------            ---------

Net sales                               $ 251,600            $ 235,893             $ 892,138            $ 768,654

Costs and expenses:
   Cost of products sold                  200,650              192,734               706,674              622,589
   Selling, general and
    administrative expenses                38,855               33,405               126,276              101,425
   Amortization of intangible
    assets                                  3,051                2,445                 9,583                6,668
   Gain on disposal of assets                   -                    -                (3,047)              (3,391)
   Interest expense                         3,626                3,344                11,841                9,818
   Interest income and other, net            (741)                (507)               (1,512)              (1,795)
                                         --------             --------              --------             --------

Earnings before income taxes                6,159                4,472                 42,323              33,340

Income taxes                                2,650                2,003                 18,200              15,003
                                         --------             --------              ---------            --------

Net earnings                            $   3,509            $   2,469             $   24,123           $  18,337
                                         ========             ========              =========            ========


Weighted average shares
 outstanding:
   Primary                                 13,932               13,781                 13,881              13,759
                                         ========             ========              =========            ========

   Fully diluted                           14,245               14,074                 14,202              14,055
                                         ========             ========              =========            ========

Earnings per share:
   Primary                              $     .25            $     .18             $     1.74           $    1.33
                                         ========             ========              =========            ========

   Fully diluted                        $     .25            $     .18             $     1.70           $    1.31
                                         ========             ========              =========            ========


Dividends paid per share                $     .20            $     .20             $      .60           $     .60
                                         ========             ========              =========            ========


See notes to condensed consolidated financial statements.



                                       KELLWOOD COMPANY AND SUBSIDIARIES
                                       ---------------------------------
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         ----------------------------------------------------------
                                          (Amounts in thousands)


                                                                         Nine Months Ended
                                                                            January 31,
                                                                 ------------------------------
                                                                   1994                  1993
                                                                 ---------             ---------

Operating activities:
   Net earnings                                                  $  24,123             $  18,337
   Add (deduct) items not affecting operating
    cash flows:
     Depreciation and amortization                                  18,832                15,145
     Increase in prepaid pension cost                               (5,223)               (5,175)
     Gain on disposal of assets, net of write-offs                  (3,047)               (3,391)
     Deferred taxes and other                                          996                   309
                                                                  --------              --------

                                                                    35,681                25,225

   Changes in noncash working capital components,
    net of effect of acquisition:
     Receivables                                                    42,057                 2,323
     Inventories                                                     6,479               (20,268)
     Prepaid expenses                                               (1,247)               (4,584)
     Accounts payable                                              (16,853)              (14,484)
     Accrued expenses                                                  (14)                  722
                                                                  --------              --------

         Net cash provided by (used for)
          operating activities                                      66,103               (11,066)
                                                                  --------              --------

Investing activities:
   Additions to property, plant and equipment                       (8,570)              (10,886)
   Proceeds from disposal of assets                                  3,047                 4,692
   Investment in subsidiaries                                      (23,350)              (36,333)
   Other investing activities                                          763                   430
                                                                  --------              --------

         Net cash (used for) investing activities                  (28,110)              (42,097)
                                                                  --------              --------

Financing activities:
   (Reduction of) proceeds from notes payable, net                (104,172)               66,690
   Proceeds from issuance of long-term debt                         60,000                     -
   Reduction of long-term debt                                      (7,041)               (8,906)
   Dividends paid                                                   (8,328)               (8,259)
   Stock transactions under incentive plans                          2,316                 2,030
                                                                  --------              --------

         Net cash (used for) provided by
          financing activities                                     (57,225)               51,555
                                                                  --------              --------

Net (decrease) in cash and time deposits                           (19,232)               (1,608)
Cash and time deposits - beginning of period                        39,178                40,789
                                                                  --------              --------

Cash and time deposits - end of period                           $  19,946             $  39,181
                                                                  ========              ========


See notes to condensed consolidated financial statements.


                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                 (Amounts in thousands except per share data)


1. It is the opinion of management that all adjustments necessary for a fair statement of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature.

      Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1993 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.    Total inventory consisted of:

                                           January 31,          January 31,        April 30,
                                             1994                 1993               1993
                                          ------------         ------------        ---------

         Finished goods                   $  88,917            $ 103,266           $  82,160
         Work in process                     45,873               45,201              48,966
         Raw materials                       62,167               62,193              61,306
                                           --------             --------            --------

                                          $ 196,957            $ 210,660           $ 192,432


      If inventories were valued at current replacement costs, they would have totalled $207,326, $221,675 and $201,426 at January 31, 1994, January 31, 1993, and April 30, 1993, respectively.

3. All of the capital stock of Goodman Knitting Co., Inc., A. J. Brandon, Inc., and California Ivy, Inc. was purchased for cash on July 1, 1993, December 30, 1992, and July 10, 1992, respectively. All three companies design and market branded apparel. These acquisitions were accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchases taken place May 1, 1992, unaudited pro forma consolidated net sales would have been $251,600 and $246,217 for the three months ended January 31, 1994 and 1993, and $899,890 and $871,488 for the nine months ended January 31, 1994 and 1993, respectively. Consolidated net earnings and earnings per share would not have been significantly different.

4. The gain on disposal of assets resulted from the sale of certain excess export quota rights.

5. A revolving credit agreement with five banks, dated July 1, 1991, provides a $60,000 line of credit through July 1, 1994 with interest at the interbank rate plus 5/8% to 3/4% and a fee of 3/10% on any unused portion. At January 31, 1994, the entire $60,000 facility was available for future borrowings. Covenants are substantially the same as for Kellwood's notes due insurance companies.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                 (Amounts in thousands except per share data)
                                (Continued)

6. In July, 1993, Kellwood negotiated a $60 million private placement of long-term borrowing. On September 1, 1993, $25,000 of long-term notes were funded with one insurance company as follows:
      Series B, 6.90%, $5,000 note due September 1, 2001; Series E, 6.90%, $20,000 note due September 1, 2005. On December 1, 1993, the remaining $35,000 of long-term notes were funded with three insurance companies as follows: Series A, 5.34%, $5,000 note due December 1, 1996; Series C, 7.08% note totalling $10,000, due December 1, 2002; Series D, 7.30% note totalling $20,000, due December 1, 2003.

7.    As required under Statement of Financial Accounting Standards
      (SFAS) No. 109, "Accounting for Income Taxes", the Company recorded a charge to the provision for income taxes in the quarter ended October 31, 1993 to reflect the retroactive impact of the U.S. federal tax law enacted on August 10, 1993. The tax rate change had an insignificant effect on the Company's financial position and results of operations.

8. On February 24, 1994, the Board of Directors approved a three-for-two split of the Company's common stock. Shareowners of record on March 7, 1994, will be issued the additional shares on March 18, 1994. The Directors also declared a regular quarterly dividend, raising it from $.20 to $.225 per common share. The dividend is payable March 18, 1994 to shareowners of record on March 7, 1994. Payment of this quarterly dividend will be on the basis of the shares outstanding prior to the stock split. No effect has been given in the accompanying financial statements to the stock split nor the stock dividend.

                    KELLWOOD COMPANY AND SUBSIDIARIES
                    ---------------------------------
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATIONS
                   -----------------------------------


OPERATING RESULTS
- -----------------

Sales levels for both the quarter and nine months ended January 31, 1994 set a new record for third quarter and nine month periods. Despite a mixed retail environment, product offerings from Kellwood's business units continue to perform well. As a result, operating results for both the quarter and the nine month period were also very strong, particularly in the Domestic branded portfolio.

Sales by Domestic branded operations increased 21% for the quarter and 39% for the nine month period. The increase in branded sales is approximately 60% attributable to recent acquisitions with the remaining 40% from internal growth of existing business units. Sales from the branded portfolio accounted for 64% of Kellwood's total volume for the current nine month period compared to 54% for the same period last year. The growth in the Domestic branded operations with their overall higher margins contributed significantly to the improvement in total Company earnings.

Sales by Domestic private label operations decreased 20% for the quarter and 14% for the nine month period due principally to Sears' decision to close its catalog operation. Operating profits in the Domestic private label portfolio were adversely impacted by the decline in sales and because of continuing margin pressure in the private label market.

Sales by Far East operations, principally of high quality private label shirts sold to U.S. department stores and premier mail order houses, increased 11% for the quarter but were down 3% for the nine month period. The fluctuation in sales was caused by changes in capacity as production was shifted among plants. This shifting of production resulted in improved operating margins for the nine month period as compared to the same period last year.

Kellwood generally sells its products prior to the principal retail selling seasons including spring, summer, fall and holiday. Sales and earnings for the third quarter, ending January 31, have historically been lower than other quarters of the fiscal year since the last half of the third quarter falls between the peak periods for the holiday and spring selling seasons.

Results for the nine months reflect fiscal 1994 and fiscal 1993 gains in the disposal of certain excess export quota rights of $3,047 and $3,391, respectively. Additional quota disposals which would result in gains, are continually evaluated based upon operating needs and market conditions. Quota market prices for the categories held by Kellwood have dropped substantially since the first quarter of fiscal 1994.

The increase in amortization expense results from increased intangible assets associated with recent acquisitions. The increase in interest expense correlates with the increase in average outstanding debt. The decrease in the effective tax rate is due to changes in the earnings mix.

                    KELLWOOD COMPANY AND SUBSIDIARIES
                    ---------------------------------
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATIONS
                   -----------------------------------
                              (Continued)

FINANCIAL CONDITION
- -------------------

The current ratio was 3.1 to 1 at January 31, 1994 as compared to 1.9 to 1 at April 30, 1993. Accounts receivable and inventory levels, especially after netting for the effects of recent acquisitions, are at very satisfactory levels. The improved net accounts receivable and inventory levels contributed significantly to the increase in cash provided by operating activities.

The decrease in the cash used for investing activities primarily resulted from the completion of only one acquisition (Goodman Knitting Co.) during the nine months ended January 31, 1994 versus two acquisitions (A. J. Brandon, Inc. and California Ivy, Inc.) during the same period last year. Viable acquisition candidates to expand and complement Kellwood's existing portfolio of companies are continually being considered.

Total debt represents 35% of capitalization at January 31, 1994 as compared to 42% at April 30, 1993 and January 31, 1993. During the nine months ended January 31, 1994 Kellwood converted $60 million of its short-term borrowings to long-term debt. The remaining short-term borrowings were repaid with cash generated from operations.

Cash provided by operations and borrowings under various lines of credit are the primary sources of liquidity. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

                       PART II.  OTHER INFORMATION
                       ---------------------------

                            KELLWOOD COMPANY
                            ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  a)  EXHIBITS:   NONE





  b)  REPORTS ON FORM 8-K:

      No reports were filed on Form 8-K during the three months ended January 31, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

                                    KELLWOOD COMPANY



March 4, 1994                       /s/ Thomas H. Pollihan
                                    -------------------------------------------

                                    Thomas H. Pollihan
                                    Vice President, Secretary and
                                    General Counsel



March 4, 1994                       /s/ James C. Jacobsen
                                    -------------------------------------------

                                    James C. Jacobsen
                                    Executive Vice President Administration
                                    (Chief Financial Officer)