Form 10-K
period 1994-04-30
KELLWOOD CO
filed 1994-07-27
CIK 55080

==============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934     [FEE REQUIRED]
       For the fiscal year ended       April 30, 1994
                                 ---------------------------
                                         OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934     [NO FEE REQUIRED]
       For the transition period from ---------------- to ---------------


                         Commission File Number    1-7340
                                               ----------------
                                  KELLWOOD COMPANY
- - ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            DELAWARE                                      36-2472410
- - -------------------------------                     ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO               63178
- - ---------------------------------------------------         ----------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (314)576-3100
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
              -------------------                    -------------------
        Common Stock, par value $.01                New York Stock Exchange
        Preferred Stock Purchase Rights             New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [X]

At June 27, 1994, Kellwood Company had 21,050,831 shares of Common
Stock, par value $.01, outstanding.  While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on
June 27, 1994 (based upon the closing price of these shares on the
New York Stock Exchange) held by nonaffiliates was approximately
$434,173,000.
- - ------------------------------------------------------------------------------
                         DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareowners for fiscal year ended April 30, 1994
(Item 1 in Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Proxy Statement for Annual Meeting of Shareowners to be held on August 25, 1994 (Items 10, 11, 12 and 13 in Part III).

                                       PART I

ITEM 1.      BUSINESS

       (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood
Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

            During the second half of the 1980's, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired the following 12 domestic companies.

             Company Name                               Date of Acquisition
             ------------                               -------------------
  *  Cape Cod-Cricket Lane, Inc.(1)  . . . . . . . . . .  March, 1985
  *  Parsons Place Apparel Company, Ltd. (Sag Harbor)(1)  June, 1986
  *  E Z Sportswear (Melrose)(1) . . . . . . . . . . . .  December, 1986
  *  En Chante, Inc.(1)  . . . . . . . . . . . . . . . .  December, 1986
  *  Robert Scott Ltd., Inc. (SBH Group)(1)  . . . . . .  July, 1987
        David Brooks Ltd., Inc.,(1)
        and Andrew Harvey Ltd.(1)
  *  American Recreation Products, Inc.  . . . . . . . .  November, 1988
  *  Slumberjack, Inc. . . . . . . . . . . . . . . . . .  September, 1989
  *  Crowntuft Manufacturing Corp.(1)  . . . . . . . . .  October, 1989
  *  decorp INC.(1)  . . . . . . . . . . . . . . . . . .  October, 1990
  *  California Ivy, Inc.. . . . . . . . . . . . . . . .  July, 1992
  *  A. J. Brandon, Inc.(1). . . . . . . . . . . . . . .  December, 1992
  *  Goodman Knitting Co., Inc.(1) . . . . . . . . . . .  July, 1993

     (1) Subsequent to acquisition, these companies were liquidated and consolidated into Kellwood Company as separate divisions. The purpose of these consolidations was to simplify the Company's organizational structure, and has no impact on the operations of these divisions.


            These companies are principally marketers of branded apparel except for American Recreation Products, Inc. and Slumberjack which are manufacturers and marketers of branded camping soft goods and Crowntuft Manufacturing Corp. which is a vertically integrated manufacturer of chenille robes.

            In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Smart Shirts has, since its acquisition, continued to diversify its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, Saipan and Costa Rica.

            Kellwood has invested $231 million acquiring the 12 U.S. companies above and companies in Saipan and Costa Rica since the inception of the acquisition program that began in 1985. These investments were primarily financed by cash provided from operations and short-term borrowings. Kellwood's short-term borrowings related to these acquisitions were subsequently replaced with long-term notes due insurance companies or repaid with cash repatriated from Kellwood's Far East operations, other cash provided by operations, or cash provided by the public sale of common stock. The total investment in subsidiaries was approximately $28,324,000, $42,266,000, and $10,301,000 for 1994,
1993 and 1992, respectively.

            As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 9% of total sales in fiscal year 1994, compared to 50% in fiscal year 1985.

       (b) All of the Company's operations are in the apparel and related soft goods industry.

       (c) The Company manufactures and markets apparel and other soft goods products made from cloth or fabric or knitted from yarn. These products are manufactured primarily domestically and in the Far East.

            (i) The Company's products include diversified lines of men's, women's and children's clothing, furnishings for the home, sleeping bags, and other soft goods. Products are mainly sold to retailers under either the Company's or customer's brands and labels.

            (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions within the apparel and related soft goods industry are continually being considered, and it is anticipated that external and internal growth will generate increasing requirements for capital. The Company has negotiated a $120 million fully committed revolving credit agreement to replace its current $60 million agreement which expired on July 1, 1994.
The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

            (iii) The Company purchases the majority of its raw materials directly from numerous textile mills and yarn producers and converters. The Company has not experienced difficulty in obtaining raw materials essential to its business.

            (iv) The Company holds patents covering various aspects of its products, the machinery used to manufacture its products, and various manufacturing processes. The Company is a licensee of certain trade names and patented machines and processes. The expiration, or invalidation, of any of the patents or licenses would not, in the opinion of management, have a material effect upon the continuation of business.

            (v) Although specific styles are seasonal, the Company's various product lines are manufactured and sold on a year-round basis. Products are primarily manufactured and sold prior to each of the principal retail selling seasons including spring, summer, fall and holiday.

            (vi) Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers.

            (vii) Approximately $150,130,000 (12%) of the Company's sales in the fiscal year ended April 30, 1994, were to J.
C. Penney Company, Inc. ("J. C. Penney"). No other customer accounts for more than 10% of the Company's revenues.
Approximately $112,236,000 (9%) of the Company's sales in the fiscal year ended April 30, 1994, were to Sears, Roebuck and Co. ("Sears"). Other information relating to J. C. Penney and Sears is set forth in the Company's 1994 Annual Report to Shareowners, under the caption "Significant Customers" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. The Company's management believes that the relationships with J. C. Penney and Sears will continue into the foreseeable future.

            (viii) Approximately 30% of the Company's domestic sales are produced under contracts for distribution on a seasonal basis. It is normal for the merchandise manufactured under these contracts to be sold within 12 months after production. Because of this, the Company does not believe backlog is important for this merchandise. In addition to these contracts, the backlog for domestic operations totalled approximately $302 million as of April 30, 1994 ($209 million - 1993). The backlog for Far East operations totalled approximately $90 million ($89 million - 1993). All of the Company's backlog is expected to be filled within 12 months.

            (ix) Government contracts or subcontracts with the Company are not material.

            (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

            (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer sponsored research and development programs. The dollar amount spent in the research and development activities during fiscal 1994, 1993 and 1992 was not material.

            (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

            (xiii)  At the end of fiscal 1994, there were
approximately 15,500 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

       (d) Except for its Far East operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Far East companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each geographic area is set forth in the Company's 1994 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. The risk attendant to the Company's Far East operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Far
East manufacturing capacity to various countries help to mitigate these risks.

ITEM 2.     PROPERTIES

       At April 30, 1994, the Company operated 32 production plants and various distribution facilities. Domestic business operated 19 plants in eight states, two plants in the Dominican Republic, one plant in Honduras and one plant in Canada. These domestically managed plants aggregated to approximately 3,350,000 square feet and were operating at an estimated 87% of capacity at April 30, 1994. Nineteen of these domestically managed plants were primarily producing private label goods and four were primarily producing branded goods. The Company's Far East subsidiaries operated nine plants which aggregated to approximately 800,000 square feet and were operating at an estimated 90% of capacity. Far East subsidiaries manage operations in Hong Kong, Sri Lanka, Saipan, Costa Rica and China.

       In management's opinion, current facilities generally are well maintained and provide adequate production capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of businesses and facilities to meet the needs of the changing markets it serves and reflect the international business environment.

       The Company's operating facilities are primarily leased under long-term capital leases with renewal options at decreasing rentals. Certain facilities are leased under operating leases that generally contain renewal options. The Company also leases its corporate space in St. Louis County, Missouri and major showrooms in New York City, New York; Chicago, Illinois; Dallas, Texas; and Los Angeles, California.

ITEM 3.     LEGAL PROCEEDINGS

       The Company is involved in several routine lawsuits incidental to the Company's business. Management and general counsel are of the opinion that the ultimate disposition of such litigation should have no material adverse effect on the Company's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

              EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JUNE 27, 1994


      Name of                                 Office and Employment During
      Officer               Age                the Last Five Fiscal Years
- - --------------------        ---          --------------------------------------
William J. McKenna          67           Chairman, President and Chief
                                         Executive Officer since May 1,
                                         1991; President and Chief Executive
                                         Officer (1984-1991)

George K. Hansen            64           Executive Vice President Operations
                                         since February 26, 1991; Chairman
                                         and Chief Executive Officer of
                                         Bayly Corp. (1987-1991)

Harry B. Holding            57           Executive Vice President Marketing
                                         since May 30, 1991; President and
                                         Chief Executive Officer of the
                                         Hartwell Company (1967-1991)

James C. Jacobsen           59           Executive Vice President
                                         Administration since May 31, 1989;
                                         Senior Vice President Finance-
                                         Administration (1989)

Hal J. Upbin                55           Executive Vice President Corporate
                                         Development since May 28, 1992;
                                         Vice President Corporate
                                         Development (1990-1992); President
                                         of American Recreation Products,
                                         Inc. (1988-1992)

F. Lee Fox                  59           Vice President Human Resources
                                         since May 31, 1990; Director of
                                         Personnel (1982-1990)

Lawrence E. Hummel          51           Vice President Controller since
                                         February 25, 1992; Controller
                                         (1983-1992)

Roger D. Joseph             52           Vice President Treasurer since
                                         February 25, 1992; Treasurer (1986-
                                         1992)

Robert E. Madden            54           Vice President since August 24,
                                         1993; Chief Executive Officer of
                                         SBH Group (1987-1993)

Leon M. McWhite             52           Vice President since March 24,
                                         1994; President of Kellwood
                                         Lingerie/Activewear (1989-1994)

Verner L. Page              63           Vice President since February 26,
                                         1991; Vice President, Catalog
                                         Merchandising and Marketing for
                                         Sears, Roebuck and Co. (1989-1990)

Thomas H. Pollihan          44           Vice President, Secretary and
                                         General Counsel since May 27, 1993;
                                         General Counsel and Secretary
                                         (1989-1993)

Paul M. Rivard              52           Vice President Information Services
                                         since May 27, 1993; Director of
                                         Management Information Services
                                         (1990-1993); Computer Services
                                         Director (1984-1990)

John A. Turnage             48           Vice President Manufacturing and
                                         Sourcing since February 28, 1989

                                       PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

       The information required by this Item is set forth in the Company's 1994 Annual Report to Shareowners, at the "Financial Highlights" page inside the front cover under the caption "Common Stock Data," which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

       The information required by this Item is set forth in the Company's 1994 Annual Report to Shareowners, at page 20 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item is set forth in the Company's 1994 Annual Report to Shareowners, at pages 21 to 22 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements, together with the report thereon of Price Waterhouse dated June 1, 1994, appearing at pages 10 to 22 of the Company's 1994 Annual Report to Shareowners, are incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 1994 Annual Meeting of Shareowners, at pages 3 and 4 under the captions "Nominees for Election to Serve Until 1996" and "Directors Continuing to Serve Until 1995," which information is incorporated herein by reference.

       (b) Reference is made to "Executive Officers of the Registrant as of June 27, 1994" in Part I after Item 4.

       (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

       (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

       (e) Each of the officers named in Part I was elected to serve in the office indicated until the first meeting of the Board of Directors following the Annual Meeting of Shareowners in August 1994 and until his successor is elected and qualified.

       (f) There are no legal proceedings involving directors, nominees for directors, or officers.

       The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1994 Annual Meeting of
Shareowners at page 13 under the caption "Compliance with

Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

       The information required by this Item is set forth in the Company's Proxy Statement for the 1994 Annual Meeting of Shareowners, at pages 6 through 13 under the captions "Compensation of Executive Officers," "Retirement Program," and "Other Officer Agreements," which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

       The information required by this Item is set forth in the Company's Proxy Statement for the 1994 Annual Meeting of
Shareowners, at pages 2 and 5 under the captions "Security
Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in the Company's Proxy Statement for the 1994 Annual Meeting of Shareowners, at page 4 under the caption "Transactions Since May 1, 1993 in Which Nominees for Directors, Directors, Officers and Major Shareowners Had Interests," which information is incorporated herein by reference.

                                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)    FINANCIAL STATEMENTS AND SCHEDULES

       The consolidated financial statements, together with the report thereon of Price Waterhouse dated June 1, 1994, appearing at pages 10 to 22 of the 1994 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 1994 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1994 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

            (i)     Financial Statements:

                    Report of Independent Accountants

                    Consolidated Statement of Earnings, Years Ended April 30, 1994, 1993 and 1992

                    Consolidated Balance Sheet, April 30, 1994 and 1993

                    Consolidated Statement of Cash Flows, Years Ended April 30, 1994, 1993 and 1992

                    Consolidated Statement of Shareowners' Equity, Years Ended April 30, 1994, 1993 and 1992

                    Notes to Consolidated Financial Statements

            (ii) Report of Independent Accountants on Financial Statement Schedule:

                    Financial Statement Schedule for the Years Ended April 30, 1994, 1993 and 1992

                    Valuation and Qualifying Accounts (Schedule VIII)

                    Consent of Independent Accountants

            (iii)   Exhibits:

                    Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

S.E.C. EXHIBIT
REFERENCE NO.                                DESCRIPTION
- - --------------                               -----------
      3.1           -  Restated Certificate of Incorporation of Kellwood
                       Company, as amended, incorporated herein by
                       reference to Form 10-Q for the quarter ended July
                       31, 1987, SEC File No. 1-7340.

      3.2           -  By-Laws, as amended through November 23, 1993,
                       incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1993, SEC File No.
                       1-7340.

      4.1           -  Note Purchase Agreement dated December 29, 1986,
                       with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1987, SEC File No. 1-7340.

      4.2           -  Indenture between the Registrant and Centerre
                       Trust Company of St. Louis, and the 9%
                       Convertible Subordinated Debentures due 1999, incorporated herein by reference to Registration
                       Statement on Form S-2, Registration No. 2-93522, effective October 18, 1984.

      4.3           -  Note Agreement dated July 1, 1993, incorporated
                       herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

      4.4           -  Rights to Acquire Series A Junior Preferred
                       Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St.
                       Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective
                       June 24, 1986 and Amendment dated August 21,
                       1990, incorporated herein by reference to Form
                       10-Q for the quarter ended October 31, 1990, SEC
                       File No. 1-7340.

      4.5           -  Note Purchase Agreement dated December 1, 1987,
                       with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File No. 1-7340.

      4.6           -  Note Purchase Agreement dated December 15, 1989,
                       with exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January
                       31, 1990, SEC File No. 1-7340.


S.E.C. EXHIBIT
REFERENCE NO.                                DESCRIPTION
- - --------------                               -----------
      4.7           -  Credit Agreement dated July 1, 1991, with
                       exhibits, incorporated herein by reference, to
                       the Form 10-Q for the quarter ended July 31,
                       1991, SEC File No. 1-7340.

      10.1          -  Sears Master Agreement and Supplements,
                       incorporated herein by reference to Registration
                       Statement on Form S-2, Registration No. 2-93522, effective October 18, 1984.

      10.2*         -  Employment Agreement dated December 9, 1992,
                       between Kellwood Company and William J. McKenna,
                       effective December 1, 1992, incorporated herein
                       by reference to the Form 10-Q for the quarter
                       ended January 31, 1993, SEC File No. 1-7340, and
                       Amendment dated May 28, 1993, effective May 1,
                       1993, incorporated herein by reference to Form
                       10-K for the fiscal year ended April 30, 1993,
                       SEC File No. 1-7340.

      10.3*         -  Form of Employment Agreement dated November 30,
                       1984, between Kellwood Company and executive
                       officers, incorporated herein by reference to
                       Form 10-K for the fiscal year ended April 30,
                       1985, SEC File No. 1-7340.

      10.4*         -  1990 Omnibus Incentive Stock Option Plan,
                       incorporated herein by reference to Exhibit A to
                       the Company's definitive proxy statement dated
                       June 28, 1990, SEC File No. 1-7340.

      10.5*         -  Deferred Compensation Retirement Benefit
                       Agreement dated November 14, 1991, between
                       Kellwood Company and Harry B. Holding,
                       incorporated herein by reference to Form 10-K for
                       the fiscal year ended April 30, 1992, SEC File
                       No. 1-7340.

      10.6*         -  Death Benefit Compensation Agreement dated
                       November 14, 1991, between Kellwood Company and
                       Harry B. Holding, effective July 17, 1991,
                       incorporated herein by reference to Form 10-K for
                       the fiscal year ended April 30, 1992, SEC File
                       No. 1-7340.

      10.7*         -  Corporate Development Incentive Plan of 1986 (As
                       Amended) formerly the Key Executive Long-Term
                       Incentive Plan of 1983; filed herewith.

      13            -  Portions of the Annual Report to Shareowners for
                       the fiscal year ended April 30, 1994, which are
                       incorporated by reference at Item 1 in Part I,
                       Items 5, 6, 7 and 8 in Part II, and Part IV;
                       filed herewith.

      21            -  Subsidiaries of the Company

      23            -  Consent of Independent Accountants, appearing at
                       page 11 of this report.

      24            -  Powers of Attorney:  Ms. Dickerson and Messrs.
                       Bentele, Bottum, Conerly, Fung, Kerley, Marcus
                       and Wenzel; filed herewith.

* Denotes management contract or compensatory plan.

(b)    REPORTS ON FORM 8-K:

       No reports were filed on Form 8-K during the three months ended April 30, 1994.

                                     SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KELLWOOD COMPANY



Dated:  July 21, 1994                          /s/ Thomas H. Pollihan
                                              ------------------------------
                                              Thomas H. Pollihan
                                              Vice President, Secretary and
                                              General Counsel

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.


        Signature                          Title                       Date
        ---------                          -----                       ----

 /s/ William J. McKenna         Director, Chairman of the          July 21, 1994
- - -------------------------       Board, President and
     William J. McKenna         Chief Executive Officer
                                (principal executive and
                                operating officer)

 /s/ James C. Jacobsen          Director, Executive Vice           July 21, 1994
- - -------------------------       President Administration
     James C. Jacobsen          (principal financial and
                                accounting officer)


    Raymond F. Bentele          Director
                                                     /s/ Thomas H. Pollihan
                                                    ---------------------------
    Edward S. Bottum            Director            Thomas H. Pollihan
                                                    Attorney-in-fact
    Richard P. Conerly          Director            July 21, 1994

    Kitty G. Dickerson          Director

    Wai Yiu Fung                Director

    James J. Kerley             Director

    James S. Marcus             Director

    Fred W. Wenzel              Director

                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                            FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Kellwood Company

       Our audits of the consolidated financial statements referred to in our report dated June 1, 1994 appearing at page 10 of the 1994 Annual Report to Shareowners of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE

St. Louis, Missouri
June 1, 1994








                         CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38106) of Kellwood Company of our report dated June 1, 1994 appearing at page 10 of the 1994 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears at page 11 on this Form 10-K.



/s/ PRICE WATERHOUSE

St. Louis, Missouri
July 21, 1994

                   KELLWOOD COMPANY AND SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         (In Thousands)

Column A           Column B         Column C         Column D    Column E
- - --------           --------  ---------------------   --------    --------
                                    Additions
                             ---------------------
                  Balance at Charged to Charged to               Balance
                  beginning  costs and     other                 at end
   Description    of period   expenses   accounts   Deductions  of period
   -----------    ---------- ---------- ----------  ----------  ---------

YEAR ENDED APRIL 30, 1994:
Allowance for
doubtful accounts   $4,118      1,152      --        $  997(A)     4,273

YEAR ENDED APRIL 30, 1993:

Allowance for
doubtful accounts    3,448     $1,667      --           997(A)    $4,118


YEAR ENDED APRIL 30, 1992:

Allowance for
doubtful accounts    3,715      2,748      --         3,015(A)     3,448

(A) Write-off bad debts, net of recoveries.

                          EXHIBIT INDEX
                          -------------

S.E.C. Exhibit
Reference No.                                Description
- - --------------                               -----------

      3.1           -  Restated Certificate of Incorporation of
                       Kellwood Company, as amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No.
                       1-7340.

      3.2           -  By-Laws, as amended through November 23, 1993,
                       incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1993, SEC
                       File No. 1-7340.

      4.1           -  Note Purchase Agreement dated December 29,
                       1986, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended
                       January 31, 1987, SEC File No. 1-7340.

      4.2           -  Indenture between the Registrant and Centerre
                       Trust Company of St. Louis, and the 9%
                       Convertible Subordinated Debentures due 1999, incorporated herein by reference to
                       Registration Statement on Form S-2,
                       Registration No. 2-93522, effective
                       October 18, 1984.

      4.3           -  Note Agreement dated July 1, 1993,
                       incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File
                       No. 1-7340.

      4.4           -  Rights to Acquire Series A Junior Preferred
                       Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, SEC File
                       No. 1-7340, effective June 24, 1986 and
                       Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, SEC File No.
                       1-7340.

      4.5           -  Note Purchase Agreement dated December 1,
                       1987, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended
                       January 31, 1988, SEC File No. 1-7340.

      4.6           -  Note Purchase Agreement dated December 15,
                       1989, with exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

      4.7           -  Credit Agreement dated July 1, 1991, with
                       exhibits, incorporated herein by reference, to the Form 10-Q for the quarter ended July 31, 1991, SEC File No. 1-7340.

      10.1          -  Sears Master Agreement and Supplements,
                       incorporated herein by reference to
                       Registration Statement on Form S-2,
                       Registration No. 2-93522, effective October
                       18, 1984.




S.E.C. Exhibit
Reference No.                                Description
- - --------------                               -----------
      10.2*         -  Employment Agreement dated December 9, 1992,
                       between Kellwood Company and William J.
                       McKenna, effective December 1, 1992,
                       incorporated herein by reference to the Form
                       10-Q for the quarter ended January 31, 1993,
                       SEC File No. 1-7340, and Amendment dated
                       May 28, 1993, effective May 1, 1993,
                       incorporated herein by reference to Form 10-K
                       for the fiscal year ended April 30, 1993, SEC
                       File No. 1-7340.

      10.3*         -  Form of Employment Agreement dated
                       November 30, 1984, between Kellwood Company
                       and executive officers, incorporated herein by
                       reference to Form 10-K for the fiscal year
                       ended April 30, 1985, SEC File No. 1-7340.

      10.4*         -  1990 Omnibus Incentive Stock Option Plan,
                       incorporated herein by reference to Exhibit A
                       to the Company's definitive proxy statement
                       dated June 28, 1990, SEC File No. 1-7340.

      10.5*         -  Deferred Compensation Retirement Benefit
                       Agreement dated November 14, 1991, between
                       Kellwood Company and Harry B. Holding,
                       incorporated herein by reference to Form 10-K
                       for the fiscal year ended April 30, 1992, SEC
                       File No. 1-7340.

      10.6*         -  Death Benefit Compensation Agreement dated
                       November 14, 1991, between Kellwood Company
                       and Harry B. Holding, effective July 17, 1991,
                       incorporated herein by reference to Form 10-K
                       for the fiscal year ended April 30, 1992, SEC
                       File No. 1-7340.

      10.7*         -  Corporate Development Incentive Plan of 1986
                       (As Amended) formerly the Key Executive Long-
                       Term Incentive Plan of 1983; filed herewith.

      13            -  Portions of the Annual Report to Shareowners
                       for the fiscal year ended April 30, 1994,
                       which are incorporated by reference at Item 1
                       in Part I, Items 5, 6, 7 and 8 in Part II, and
                       Part IV; filed herewith.

      21             - Subsidiaries of the Company

      23            -  Consent of Independent Accountants, appearing
                       at page 11

      24            -  Powers of attorney:  Ms. Dickerson and Messrs.
                       Bentele, Bottum, Conerly, Fung, Kerley, Marcus
                       and Wenzel; filed herewith.


*Denotes management contract or compensatory plan.