Form 10-Q
period 1994-07-31
KELLWOOD CO
filed 1994-09-12
CIK 55080

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1994

                                     OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

         For the transition period from  ------------------  to  --------------



                        Commission File Number 1-7340

                               KELLWOOD COMPANY
- - -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                36-2472410
- - -------------------------------------     -------------------------------------
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)              Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                   63178
- - ---------------------------------------------------                ------------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               (314) 576-3100

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

Number of shares of common stock, par value $.01, outstanding
at July 31, 1994 (only one class):   21,060,371
                                   --------------

                       KELLWOOD COMPANY
                       ----------------

                             INDEX
                             -----
                                                               Page No.
                                                               --------
PART I.        FINANCIAL INFORMATION

               Condensed Consolidated Balance Sheet                3

               Condensed Consolidated Statement of Earnings        4

               Condensed Consolidated Statement of Cash Flows      5

               Notes to Condensed Consolidated Financial
                Statements                                         6

               Management's Discussion and Analysis of
                Financial Condition and Results of Operations      7


PART II.       OTHER INFORMATION                                   8

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
              ------------------------------------------------
                           (Amounts in thousands)

                                                July 31,
                                          --------------------  April 30,
                                             1994       1993      1994
                                          ---------  ---------  ---------
ASSETS
- - ------

Current assets:
     Cash and time deposits               $  11,183  $  19,915  $  17,666
     Receivables, net                       194,308    182,078    180,724
     Inventories                            233,266    206,630    196,017
     Prepaid taxes and expenses              19,950     16,882     18,650
                                           --------   --------   --------
        Total Current Assets                458,707    425,505    413,057

Property, plant and equipment, net           67,284     68,777     67,975
Intangible assets, net                      112,077    111,990    107,692
Other assets                                 55,089     47,362     53,133
                                           --------   --------   --------

                                          $ 693,157  $ 653,634  $ 641,857
                                           ========   ========   ========

LIABILITIES AND SHAREOWNERS' EQUITY
- - -----------------------------------

Current liabilities:
     Current portion of long-term debt    $   9,429  $   7,069  $   8,916
     Notes payable                           58,611    116,386      9,010
     Accounts payable                        62,991     60,236     63,238
     Accrued expenses                        65,882     53,184     69,487
                                           --------   --------   --------

        Total current liabilities           196,913    236,875    150,651

Long-term debt                              149,514    100,081    153,014
Deferred income taxes and other              30,590     28,688     31,236

Shareowners' equity:
     Common stock                            92,476     87,697     90,657
     Retained earnings                      262,843    238,284    255,290
     Cumulative translation adjustment       (8,946)    (8,937)    (8,926)
                                           --------   --------   --------

                                            346,373    317,044    337,021
     Less treasury stock, at cost           (30,233)   (29,054)   (30,065)
                                           --------   --------   --------

        Total shareowners' equity           316,140    287,990    306,956
                                           --------   --------   --------

                                          $ 693,157  $ 653,634  $ 641,857
                                           ========   ========   ========

See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
          --------------------------------------------------------
                (Amounts in thousands except per share data)

                                                   Three Months Ended
                                                         July 31,
                                                  --------------------
                                                     1994       1993
                                                  ---------  ---------
Net sales                                         $ 300,937  $ 298,480

Costs and expenses:
   Cost of products sold                            234,618    236,151
   Selling, general and administrative expenses      41,974     41,528
   Amortization of intangible assets                  3,210      3,070
   Gain on disposal of assets                          (104)    (3,047)
   Interest expense                                   3,917      3,962
   Interest income and other, net                      (789)      (562)
                                                   --------   --------

Earnings before income taxes                         18,111     17,378

Income taxes                                          7,400      7,470
                                                   --------   --------

Net earnings                                      $  10,711  $   9,908
                                                   ========   ========


Weighted average shares outstanding:
   Primary                                           21,022     20,754
                                                   ========   ========

   Fully diluted                                     21,477     21,213
                                                   ========   ========

Earnings per share:
   Primary                                        $     .51  $     .48
                                                   ========   ========

   Fully diluted                                  $     .50  $     .47
                                                   ========   ========


Dividends paid per share                          $     .15  $     .13
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

                                                         Three Months Ended
                                                              July 31,
                                                        -------------------
                                                          1994       1993
                                                        --------   --------
Operating activities:
   Net earnings                                         $ 10,711   $  9,908
   Add (deduct) items not affecting operating
    cash flows:
     Depreciation and amortization                         6,324      6,183
     Increase in prepaid pension cost                     (1,849)    (1,741)
     Gain on disposal of assets, net of write-offs          (104)    (3,047)
     Deferred taxes and other                               (888)     1,424
                                                         -------    -------

                                                          14,194     12,727

   Changes in noncash working capital components,
    net of effect of acquisition:
     Receivables                                         (10,399)     5,031
     Inventories                                         (34,177)    (3,299)
     Prepaid expenses                                     (1,260)    (1,130)
     Accounts payable                                       (878)    (5,239)
     Accrued expenses                                     (3,679)   (11,206)
                                                         -------    -------

        Net cash (used for) operating activities         (36,199)    (3,116)
                                                         -------    -------

Investing activities:
   Additions to property, plant and equipment             (2,358)    (3,466)
   Proceeds from disposal of assets                          104      3,047
   Investment in subsidiaries                             (5,500)   (23,000)
   Other investing activities                                 92        357
                                                         -------    -------

        Net cash (used for) investing activities          (7,662)   (23,062)
                                                         -------    -------

Financing activities:
   Proceeds from notes payable, net                       41,872     11,987
   Reduction of long-term debt                            (2,987)    (3,349)
   Dividends paid                                         (3,158)    (2,769)
   Other financing activities                              1,651      1,046
                                                         -------    -------

        Net cash provided by financing
         activities                                       37,378      6,915
                                                         -------    -------

Net (decrease) in cash and time deposits                  (6,483)   (19,263)
Cash and time deposits - beginning of period              17,666     39,178
                                                         -------    -------

Cash and time deposits - end of period                  $ 11,183   $ 19,915
                                                         =======    =======

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

     Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1994 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.   Total inventory consisted of:
                              July 31,   July 31,   April 30,
                                1994       1993       1994
                              ---------  ---------  ---------
       Finished goods         $ 109,050  $  99,163  $  81,998
       Work in process           53,369     49,693     46,896
       Raw materials             70,847     57,774     67,123
                               --------   --------   --------

                              $ 233,266  $ 206,630  $ 196,017
                               ========   ========   ========

     If inventories were valued at current replacement costs, they would have totalled $242,812, $216,248 and $205,188 at July 31, 1994, July 31, 1993, and April 30, 1994,
     respectively.

3. On July 1, 1993, all of the capital stock of Goodman Knitting Co., Inc., a designer and marketer of branded apparel, was purchased for cash. The acquisition has been accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchase taken place May 1, 1993, unaudited pro forma consolidated net sales would have been $300,937 and $306,232 for the three months ended July 31, 1994 and 1993, respectively. Consolidated net earnings and earnings per share would not have been significantly different.

4. The gain on disposal of assets resulted from the sale of certain excess export quota rights.

5. Revolving credit agreements dated June 24, 1994, and totalling $120,000 expire June 23, 1995 ($50,000), and
     June 24, 1997 ($70,000). Each borrowing under the agreements bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable eurodollar margin. Facility fees can range from .1% to .25% of the committed amount outstanding. At July 31, 1994, the entire $120,000 was available for future borrowings. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

OPERATING RESULTS
- - -----------------

First quarter operating results, particularly in the branded and Domestic private label portfolios, were very good. Total sales were up 1% for the quarter compared to last year. It is important to note that last year's sales period included 14 weeks compared to this year's 13 week first quarter.

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased $3.5 million or 17% for the quarter as compared to the same period last year. The improved operating earnings resulted from a combination of a more favorable product mix, increased volume and improved efficiency.

Last year's first quarter results were favorably impacted by a $3.0 million gain on the disposal of certain excess Hong Kong export quota rights. This year the value of Hong Kong quota was severely depressed. As a result, Kellwood only sold a small amount of excess quota realizing a negligible gain of $0.1 million.

The decrease in the effective tax rate is due to changes in the earnings mix.

FINANCIAL CONDITION
- - -------------------

The current ratio was 2.3 to 1 at July 31, 1994 as compared to
2.7 to 1 at April 30, 1994 and 1.8 to 1 at July 31, 1993.
Accounts receivable and inventory levels have both increased but remain in line with increased sales and demand.

The decrease in cash used for investing activities primarily resulted from the acquisition of Goodman Knitting in July, 1993. On a comparable basis, a substantially smaller acquisition occurred in May, 1994 when Kellwood acquired Sierra Designs.

Total debt represents 41% of capitalization at July 31, 1994, as compared to 36% at April 30, 1994 and 44% at July 31, 1993. The increase from year end resulted from additional working capital needed to fund internal growth. In June 1994, Kellwood negotiated a $120 million fully committed revolving credit agreement. At July 31, 1994 the entire $120 million was available for future borrowings.

The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

OUTLOOK
- - -------

Kellwood anticipates an improved and strengthened second quarter, but not a robust retail climate. In continuing Kellwood's program to acquire companies that will expand and complement Kellwood's existing product offerings, the Company announced on August 24, 1994 the signing of a definitive agreement to acquire Halmode Apparel, Inc. This multidivisional women's apparel maker with annual sales in excess of $150 million, markets dresses, junior sportswear, maternitywear, and uniforms. The acquisition is subject to Federal Trade Commission approval and is expected to be completed during Kellwood's second quarter.

                    PART II.  OTHER INFORMATION
                    ---------------------------

                         KELLWOOD COMPANY
                         ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

 a)  EXHIBITS:

   S.E.C. Exhibit
    Reference No.                             Description
    -------------              ---------------------------------------
         4.7.1                 Long-Term Credit Agreement dated as
                               of June 24, 1994, among Kellwood
                               Company, Certain Commercial Lending
                               Institutions, and The Bank of Nova
                               Scotia, as Agent, filed herewith.

         4.7.2                 Short-Term Credit Agreement dated
                               as of June 24, 1994, among Kellwood
                               Company, Certain Commercial Lending
                               Institutions, and The Bank of Nova
                               Scotia, as Agent, filed herewith.

        27                     Financial Data Schedule, filed
                               herewith.

 b)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the three months ended July 31, 1994.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

        KELLWOOD COMPANY



September 8, 1994              /s/ Thomas H. Pollihan
                               ---------------------------------------
                               Thomas H. Pollihan
                               Vice President, Secretary and General
                               Counsel



September 8, 1994              /s/ James C. Jacobsen
                               ---------------------------------------
                               James C. Jacobsen
                               Executive Vice President Administration
                               (Chief Financial Officer)