Form 10-Q
period 1994-10-31
KELLWOOD CO
filed 1994-12-02
CIK 55080

===========================================================================

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 1994

                               OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                    -------------------     ------------------


                       Commission File Number 1-7340

                               KELLWOOD COMPANY
- -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                36-2472410
- -------------------------------------      ------------------------------------
 (State or other jurisdiction                       (IRS Employer
of incorporation or organization)              Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO             63178
- -----------------------------------------------------   -----------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 576-3100

===========================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES  X    NO
                           ---       ----

Number of shares of common stock, par value $.01, outstanding at
October 31, 1994 (only one class):  21,094,145
                                    ----------

                        KELLWOOD COMPANY
                        ----------------

                              INDEX
                              -----

                                                        Page No.
PART I.   FINANCIAL INFORMATION                         --------

          Condensed Consolidated Balance Sheet              3

          Condensed Consolidated Statement of Earnings      4

          Condensed Consolidated Statement of Cash Flows    5

          Notes to Condensed Consolidated Financial
           Statements                                       6

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8


PART II.  OTHER INFORMATION                                10

                                             PART I.  FINANCIAL INFORMATION
                                             ------------------------------

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                            ---------------------------------
                                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    ------------------------------------------------
                                                 (Amounts in thousands)
                                                 ----------------------

                                                 October 31,
                                            ------------------   April 30,
                                               1994     1993       1994
ASSETS                                      --------   --------   --------
- ------
Current assets:
  Cash and time deposits                   $  14,494  $  14,738  $  17,666
  Receivables, net                           248,977    194,608    180,724
  Inventories                                216,579    179,950    196,017
  Prepaid taxes and expenses                  21,498     17,850     18,650
                                            --------   --------   --------

     Total Current Assets                    501,548    407,146    413,057

Property, plant and equipment, net            73,100     67,489     67,975
Intangible assets, net                       136,586    108,506    107,692
Other assets                                  57,147     49,028     53,133
                                            --------   --------   --------

                                           $ 768,381  $ 632,169  $ 641,857
                                            ========   ========   ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

Current liabilities:
  Current portion of long-term debt        $   9,462  $   7,061  $   8,916
  Notes payable                              100,331     55,953      9,010
  Accounts payable                            83,876     57,326     63,238
  Accrued expenses                            62,526     61,938     69,487
                                            --------   --------   --------

     Total current liabilities               256,195    182,278    150,651

Long-term debt                               148,710    124,238    153,014
Deferred income taxes and other               38,806     28,767     31,236

Shareowners' equity:
  Common stock                                92,964     88,892     90,657
  Retained earnings                          270,799    246,217    255,290
  Cumulative translation adjustment           (8,958)    (8,929)    (8,926)
                                            --------   --------   --------

                                             354,805    326,180    337,021
  Less treasury stock, at cost               (30,135)   (29,294)   (30,065)
                                            --------   --------   --------

     Total shareowners' equity               324,670    296,886    306,956
                                            --------   --------   --------

                                           $ 768,381  $ 632,169  $ 641,857
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

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                            ---------------------------------
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                --------------------------------------------------------
                                      (Amounts in thousands except per share data)

                                        Three Months Ended    Six Months Ended
                                            October 31,           October 31,
                                       -------------------    --------------------
                                         1994       1993        1994        1993
                                        -------    -------     -------     -------

Net sales                              $376,024   $342,058    $676,961    $640,538

Costs and expenses:
  Cost of products sold                 300,609    269,873     535,227     506,024
  Selling, general and
   administrative expenses               49,358     45,893      91,332      87,421
  Amortization of intangible
   assets                                 3,649      3,462       6,859       6,532
  Gain on disposal of assets                  -          -        (104)     (3,047)
  Interest expense                        4,465      4,253       8,382       8,215
  Interest income and other, net           (974)      (209)     (1,763)       (771)
                                        -------    -------     -------     -------

Earnings before income taxes             18,917     18,786      37,028      36,164

Income taxes                              7,800      8,080      15,200      15,550
                                        -------    -------     -------     -------

Net earnings                           $ 11,117   $ 10,706    $ 21,828    $ 20,614
                                        =======    =======     =======     =======

Weighted average shares
 outstanding:
  Primary                                21,081     20,819      21,051      20,786
                                        =======    =======     =======     =======

  Fully diluted                          21,515     21,348      21,491      21,317
                                        =======    =======     =======     =======

Earnings per share:
  Primary                              $    .53   $    .51    $   1.04    $    .99
                                        =======    =======     =======     =======

  Fully diluted                        $    .52   $    .50    $   1.02    $    .97
                                        =======    =======     =======     =======


Dividends paid per share               $    .15   $    .13    $    .30    $    .27
                                        =======    =======     =======     =======


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

                                                              Six Months Ended
                                                                  October 31,
                                                             --------------------

                                                               1994        1993
                                                             --------    --------
Operating activities:
  Net earnings                                              $ 21,828    $ 20,614
  Add (deduct) items not affecting operating
   cash flows:
    Depreciation and amortization                             13,156      12,780
    Increase in prepaid pension cost                          (3,698)     (3,482)
    Gain on disposal of assets, net of write-offs               (104)     (3,047)
    Deferred taxes and other                                    (480)      1,595
                                                             -------     -------

                                                              30,702      28,460

  Changes in noncash working capital components,
   net of effect of acquisitions:
    Receivables                                              (36,829)     (7,499)
    Inventories                                                  851      23,381
    Prepaid expenses                                          (1,863)     (2,098)
    Accounts payable                                          12,684      (8,149)
    Accrued expenses                                         (11,615)     (2,452)
                                                             -------     -------

       Net cash (used for) provided by
        operating activities                                  (6,070)     31,643
                                                             -------     -------

Investing activities:
  Additions to property, plant and equipment                  (5,208)     (5,535)
  Proceeds from disposal of assets                               104       3,047
  Investment in subsidiaries                                 (46,081)    (23,000)
  Other investing activities                                     223         592
                                                             -------     -------

       Net cash (used for) investing activities              (50,962)    (24,896)
                                                             -------     -------

Financing activities:
  Proceeds from (reduction of) notes payable, net             61,700     (48,446)
  Proceeds from issuance of long-term debt                         -      25,000
  Reduction of long-term debt                                 (3,758)     (4,200)
  Dividends paid                                              (6,319)     (5,542)
  Stock transactions under incentive plans                     2,237       2,001
                                                             -------     -------

       Net cash provided by (used for)
        financing activities                                  53,860     (31,187)
                                                             -------     -------

Net (decrease) in cash and time deposits                      (3,172)    (24,440)
Cash and time deposits - beginning of period                  17,666      39,178
                                                             -------     -------

Cash and time deposits - end of period                      $ 14,494    $ 14,738
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

2.   Total inventory consisted of:

                                  October 31,
                             -------------------  April 30,
                               1994       1993      1994
                             --------   --------  --------
       Finished goods       $  85,683  $  73,793 $  81,998
       Work in process         58,694     45,457    46,896
       Raw materials           72,202     60,700    67,123
                             --------   --------  --------

                            $ 216,579  $ 179,950 $ 196,017
                             ========   ========  ========

     If inventories were valued at current replacement costs, they would have totalled $226,500, $190,194 and $205,188 at
     October 31, 1994, October 31, 1993, and April 30, 1994,
     respectively.

3. All of the capital stock of Goodman Knitting Co., Inc., a designer and marketer of branded apparel, and Halmode Apparel, Inc., a multi-divisional women's apparel maker, was purchased for cash on July 1, 1993, and September 30, 1994, respectively. These acquisitions were accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchases taken place May 1, 1993, unaudited pro forma consolidated net sales would have been $405,498 and $380,235 for the three months ended October 31, 1994 and 1993, and $738,473 and $707,392 for the six months ended October 31, 1994 and 1993, respectively. Consolidated net earnings and earnings per share would not have been significantly different.

4.   Intangible assets consisted of:

                                                 October 31,
                                            -------------------    April 30,
                                                1994       1993      1994
                                            --------   --------    --------
     Goodwill                              $  96,799  $  67,971  $   73,373
     Other identifiable intangibles          106,545     94,153      94,218
                                            --------   --------    --------
                                             203,344    162,124     167,591
     Less accumulated amortization            66,758     53,618      59,899
                                            --------   --------    --------
                                           $ 136,586  $ 108,506   $ 107,692
                                            ========   ========    ========

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------
          (Amounts in thousands except per share data)
                           (Continued)

5. The gain on disposal of assets resulted from the sale of certain excess export quota rights.

6.   Revolving credit agreements dated June 24, 1994, and totalling
     $120,000 expire June 23, 1995 ($50,000), and June 24, 1997
     ($70,000). Each borrowing under the agreements bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable eurodollar margin. Facility fees can range from .1% to .25% of the committed amount outstanding. At October 31, 1994, $90,000 was available for future borrowings. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

OPERATING RESULTS
- -----------------

Sales and net earnings reached record levels for both the quarter and the six month period ended October 31, 1994.

Sales by Domestic branded operations increased 13% for the quarter and 9% for the six month period. The sales increase resulted from recent acquisitions, as well as internal growth from existing business units. Sales from the branded portfolio accounted for 68% of total volume, moving Kellwood closer to its targeted goal of branded being 75% of all Company sales. The Domestic branded operations, with their overall higher margins, contributed significantly to total company earnings.

Sales by Domestic private label operations increased 8% for the quarter and 6% for the six month period. Apparel sales, which are approximately 90% of the Domestic private label portfolio, were up a strong 17% due primarily to growth in the private label jeans program with several key retailers. Operating profits in the Domestic Private label portfolio improved as a result of increased plant utilization and operating efficiency. The Home Fashions business represents the remaining portion of the Domestic Private
Label portfolio. On November 21, 1994 Kellwood announced its decision to sell the assets of the Home Fashions division. While every attempt was made to rebuild the division, it never fully recovered from the sales volume it lost from the closing of the Sears catalog approximately 18 months ago. Year to date the Home
Fashions division represents less than 3% of Kellwood's total sales volume. The sale is expected to close in December and will result in a net of tax loss of approximately $1 million. Proceeds from the sale will be used in the acquisition of apparel companies to further complement Kellwood's strategic strength and focus.

Sales by Far East operations, principally of high quality private label shirts sold to U.S. department stores and premier mail order houses, decreased 6% for the quarter and 12% for the six month period. Weak demand for woven dress shirts, production scheduling difficulties brought on by temporarily tightened quota in Sri
Lanka, and intense margin pressure have all contributed to lower
Far East margins. Since orders are placed six to nine months in advance, Kellwood anticipates its Far East operations will recover as we move into the new calendar year as sales production mix problems brought on by the quota situations in Sri Lanka will have run their course.

Last year's six month results were favorably impacted by a $3.0 million gain on the disposal of certain excess Hong Kong export quota rights. This year the value of Hong Kong quota was severely depressed. As a result, Kellwood only sold a small amount of excess quota realizing a negligible gain of $0.1 million.

The increase in other income is primarily the result of gains in royalty income associated with some of the Kellwood's newer brands.
The decrease in the effective tax rate is due to changes in the earnings mix.



                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------
                          (Continued)

FINANCIAL CONDITION
- -------------------
The current ratio was 2.0 to 1 at October 31, 1994 as compared to
2.7 to 1 at April 30, 1994 and 2.2 to 1 at October 31, 1993.  The
decrease in the current ratio was primarily due to increased notes payable associated with recent acquisitions.  Accounts receivable and inventory levels have also increased as a result of recent acquisitions and increased sales.

The increase in the cash used for investing activities primarily resulted from the acquisition of Halmode Apparel, Inc. on September
30, 1994. This acquisition also contributed to the increase in intangible assets.

Total debt represents 44% of capitalization at October 31, 1994, as compared to 36% at April 30, 1994 and 39% at October 31, 1993. The increase resulted from recent acquisitions and increased working capital needed to fund internal growth. In June, 1994 Kellwood negotiated a $120 million fully committed revolving credit agreement. At October 31, 1994 $90 million was available for future borrowings.

Cash provided by operations and borrowings under various lines of credit are the primary sources of liquidity. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.


OUTLOOK
- -------

In continuing Kellwood's program to acquire companies that will expand and complement Kellwood's existing product offerings, the Company acquired on November 2, 1994 all of the capital stock of David Dart, Inc. The company designs bridge sportswear and is expected to contribute approximately $30 million of sales on an annualized basis.

On a total company basis, Kellwood expects sales to be strong for the last half of the year and anticipates finishing the fiscal year with another record for sales and net earnings. Earnings will be impacted in the third quarter, however, due to the loss resulting from the sale of Home Fashions and the dilution attendant with the purchase accounting requirements of the two most recent acquisitions.



                   PART II.  OTHER INFORMATION
                   ---------------------------

                        KELLWOOD COMPANY
                        ----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
 a)  EXHIBITS:

    S.E.C. Exhibit
     Reference No.                            Description
   -----------------          ---------------------------------------

          27                  Financial Data Schedule, filed herewith.




 b)  REPORTS ON FORM 8-K:

     Report on Form 8-K dated September 30, 1994, describing the acquisition of Halmode Apparel, Inc. (Item 2. Acquisition or
     Disposition of Assets).



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

                              KELLWOOD COMPANY



December 2, 1994              /s/ Thomas H. Pollihan
                              --------------------------------
                              Thomas H. Pollihan
                              Vice President, Secretary and
                              General Counsel



December 2, 1994              /s/ James C. Jacobsen
                              --------------------------------
                              James C. Jacobsen
                              Vice Chairman
                              (Chief Financial Officer)




                                    - 11 -

