Form 10-Q
period 1995-01-31
KELLWOOD CO
filed 1995-03-06
CIK 55080

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1995

                               OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

    For the transition period from --------------- to ---------------



                   Commission File Number 1-7340

                               KELLWOOD COMPANY
- ---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                             36-2472410
- -------------------------------------    ------------------------------
    (State or other jurisdiction                  (IRS Employer
  of incorporation or organization)          Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO             63178
- ---------------------------------------------------          ------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (314) 576-3100

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                               ---      ---

Number of shares of common stock, par value $.01, outstanding at January
31, 1995 (only one class):   21,107,486
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

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

                    KELLWOOD COMPANY AND SUBSIDIARIES
                    ---------------------------------
            CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
            ------------------------------------------------
                         (Amounts in thousands)

                                                  January 31,
                                              -------------------    April 30,
                                                1995       1994         1994
                                              --------   --------     --------
ASSETS
- ------

Current assets:
  Cash and time deposits                     $  11,525  $  19,946    $  17,666
  Receivables, net                             196,753    144,814      180,724
  Inventories                                  253,938    196,957      196,017
  Prepaid taxes and expenses                    20,179     17,000       18,650
                                              --------   --------     --------

     Total Current Assets                      482,395    378,717      413,057

Property, plant and equipment, net              68,772     67,550       67,975
Intangible assets, net                         134,394    105,915      107,692
Other assets                                    59,190     51,466       53,133
                                              --------   --------     --------

                                             $ 744,751  $ 603,648    $ 641,857
                                              ========   ========     ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

Current liabilities:
  Current portion of long-term debt          $   8,221  $   8,955    $   8,916
  Notes payable                                115,160        227        9,010
  Accounts payable                              71,269     48,890       63,238
  Accrued expenses                              46,132     64,419       69,487
                                              --------   --------     --------

     Total current liabilities                 240,782    122,491      150,651

Long-term debt                                 145,238    154,503      153,014
Deferred income taxes and other                 39,013     28,798       31,236

Shareowners' equity:
  Common stock                                  93,219     90,028       90,657
  Retained earnings                            265,616    246,940      255,290
  Cumulative translation adjustment             (8,901)    (8,997)      (8,926)
                                              --------   --------     --------

                                               349,934    327,971      337,021
  Less treasury stock, at cost                 (30,216)   (30,115)     (30,065)
                                              --------   --------     --------

     Total shareowners' equity                 319,718    297,856      306,956
                                              --------   --------     --------

                                             $ 744,751  $ 603,648    $ 641,857
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

                                 KELLWOOD COMPANY AND SUBSIDIARIES
                                 ---------------------------------
                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     --------------------------------------------------------
                           (Amounts in thousands except per share data)

                                        Three Months Ended      Nine Months Ended
                                            January 31,           January 31,
                                        -------------------   ---------------------
                                          1995       1994       1995         1994
                                        --------   --------   --------     --------
Net sales                              $ 291,493  $ 251,600  $ 968,454    $ 892,138

Costs and expenses:
  Cost of products sold                  239,984    200,650    775,211      706,674
  Selling, general and
   administrative expenses                46,882     38,855    138,214      126,276
  Amortization of intangible
   assets                                  4,092      3,051     10,951        9,583
  Gain on disposal of assets                   -          -       (104)      (3,047)
  Interest expense                         4,862      3,626     13,244       11,841
  Interest income and other, net            (908)      (741)    (2,671)      (1,512)
                                        --------   --------   --------     --------

Earnings before income taxes              (3,419)     6,159     33,609       42,323

Income taxes                              (1,400)     2,650     13,800       18,200
                                        --------   --------   --------     --------

Net earnings                           $  (2,019) $   3,509  $  19,809    $  24,123
                                        ========   ========   ========     ========

Weighted average shares
 outstanding:
  Primary                                 21,100     20,898     21,068       20,822
                                        ========   ========   ========     ========

  Fully diluted                           21,479     21,368     21,453       21,303
                                        ========   ========   ========     ========

Earnings per share:
  Primary                              $    (.10) $     .17  $     .94    $    1.16
                                        ========   ========   ========     ========

  Fully diluted                        $    (.09) $     .17  $     .93    $    1.14
                                        ========   ========   ========     ========


Dividends paid per share               $     .15  $     .13  $     .45    $     .40
                                        ========   ========   ========     ========



See notes to condensed consolidated financial statements.

                              KELLWOOD COMPANY AND SUBSIDIARIES
                              ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------------------
                                   (Amounts in thousands)

                                                                Nine Months Ended
                                                                   January 31,
                                                               -------------------
                                                                 1995        1994
                                                               -------     -------
Operating activities:
  Net earnings                                                $ 19,809    $ 24,123
  Add (deduct) items not affecting operating
   cash flows:
    Depreciation and amortization                               20,319      18,832
    Increase in prepaid pension cost                            (5,547)     (5,223)
    Gain on disposal of assets                                    (104)     (3,047)
    Deferred taxes and other                                      (501)        996
                                                               -------     -------

                                                                33,976      35,681

  Changes in noncash working capital components,
   net of effects of acquisitions:
    Receivables                                                 19,431      42,057
    Inventories                                                (34,577)      6,479
    Prepaid expenses                                              (371)     (1,247)
    Accounts payable                                            (4,405)    (16,853)
    Accrued expenses                                           (29,199)        (14)
                                                               -------     -------
       Net cash (used for) provided by
         operating activities                                  (15,145)     66,103
                                                               -------     -------
Investing activities:
  Additions to property, plant and equipment                    (7,636)     (8,570)
  Proceeds from disposal of assets                               4,724       3,047
  Investment in subsidiaries                                   (52,885)    (23,350)
  Other investing activities                                       529         763
                                                               -------     -------

       Net cash (used for) investing activities                (55,268)    (28,110)
                                                               -------     -------
Financing activities:
  Proceeds from (reduction of) notes payable, net               79,815    (104,172)
  Proceeds from issuance of long-term debt                           -      60,000
  Reduction of long-term debt                                   (8,471)     (7,041)
  Dividends paid                                                (9,483)     (8,328)
  Stock transactions under incentive plans                       2,411       2,316
                                                               -------     -------
       Net cash provided by (used for)
        financing activities                                    64,272     (57,225)
                                                               -------     -------

Net (decrease) in cash and time deposits                        (6,141)    (19,232)
Cash and time deposits - beginning of period                    17,666      39,178
                                                               -------     -------

Cash and time deposits - end of period                        $ 11,525    $ 19,946
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

2.   Total inventory consisted of:

                                    January 31,
                               -------------------   April 30,
                                 1995       1994       1994
                               --------   --------   --------
       Finished goods         $ 114,491  $  88,917  $  81,998
       Work in process           65,918     45,873     46,896
       Raw materials             73,529     62,167     67,123
                               --------   --------   --------

                              $ 253,938  $ 196,957  $ 196,017
                               ========   ========   ========

     If inventories were valued at current replacement costs, they would have totalled $262,796, $207,326 and $205,188 at
     January 31, 1995, January 31, 1994, and April 30, 1994,
     respectively.

3.   Intangible assets consisted of:

                                    January 31,
                               -------------------   April 30,
                                 1995       1994       1994
                               --------   --------   --------
       Goodwill               $  97,874  $  68,434  $  73,373
       Other identifiable
        intangibles             107,371     94,148     94,218
                               --------   --------   --------

                                205,245    162,582    167,591
       Less accumulated
        amortization             70,851     56,667     59,899
                               --------   --------   --------

                              $ 134,394  $ 105,915  $ 107,692
                               ========   ========   ========

4. Revolving credit agreements dated June 24, 1994, and totalling $120,000 expire June 23, 1995 ($50,000), and June 24, 1997
     ($70,000). Each borrowing under the agreements bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable eurodollar margin. Facility fees can range from .1% to .25% of the committed amount outstanding. At January 31, 1995, the entire $120,000 was available for future borrowings. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
           (Amounts in thousands except per share data)
                          (Continued)

5. All of the capital stock of Goodman Knitting Co., Inc., a designer and marketer of branded apparel, and Halmode Apparel, Inc., a multi-divisional women's apparel maker, was purchased for cash on July 1, 1993 and September 30, 1994, respectively. These acquisitions were accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchases taken place May 1, 1993, unaudited pro forma consolidated net sales would have been $291,493 and $274,238 for the three months ended January 31, 1995 and 1994, and $1,029,966 and $981,630 for the nine months ended January 31, 1995 and 1994, respectively. Consolidated net earnings and earnings per share would not have been significantly different.

6. The gain on disposal of assets resulted from the sale of certain excess export quota rights.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

OPERATING RESULTS
- -----------------

Sales reached record levels for both the quarter and nine months
ended January 31, 1995.   Despite the growth in sales volume, net
earnings for the quarter declined principally due to charges booked in the third quarter attendant with accounting for recent acquisitions, loss on the sale of the Home Fashions division, and costs incurred in the consolidation and repositioning of certain underperforming domestic divisions in addition to intense margin pressure.

Kellwood generally sells its products prior to the principal retail selling seasons including spring, summer, fall and holiday. Sales and earnings for the third quarter, ending January 31, have historically been lower than other quarters of the fiscal year since the last half of the third quarter falls between the peak periods for the holiday and spring selling seasons.

Sales by Domestic branded operations increased 26% for the quarter and 14% for the nine month period. The increase in branded sales is principally attributable to recent acquisitions of Halmode and David Dart. While these acquisitions are expected to contribute earnings in future periods they were dilutive year to date because of initial purchase accounting requirements. Sales from the branded portfolio accounted for 67% of Kellwood's total volume for the nine months ended January 31, 1995. This compares to 64% for the same period last year and puts the Company well on its way to achieving its goal of 75% from the branded sector.

Sales by Domestic private label operations increased 2% for the quarter and 5% for the nine month period. Apparel sales, which accounted for approximately 90% of the Domestic private label sales, were up a strong 15% for the nine month period due primarily to growth in the private label programs with several key retailers. The Home Fashions business which represented the remaining portion of the Domestic Private Label portfolio was sold on December 8, 1994 at an after tax loss of approximately $1 million.

Sales by Far East operations were flat for the quarter and down 8% for the nine month period. Weak demand for woven dress shirts, intense margin pressure, and production difficulties in Saipan have all contributed to lower Far East margins. On February 23, 1995 Kellwood's Board of Directors announced a plan to close the plant in Saipan. The Saipan plant was originally set up for long run basic shirt products. These products are in weak demand and at very low margins in the market place. The situation is further aggravated by a combination of labor shortages and actual and expected minimum wage rate increases. Under these conditions, keeping the plant open is cost prohibitive. The Company will wind-down production and close the facility by the fall of this year. The closure of the operation is expected to result in a one time business and facilities realignment charge not to exceed $14 million after tax which will be recorded in Kellwood's fourth quarter ending April 30, 1995.

Last year's nine month results were favorably impacted by a $3 million gain on the disposal of certain excess export quota rights. This year the value of Hong Kong quota was severely depressed. As a result, Kellwood only sold a small amount of excess quota realizing a negligible gain of $0.1 million.

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

Financial condition
- -------------------

The current ratio was 2.0 to 1 at January 31, 1995 as compared to
2.7 to 1 at April 30, 1994 and 3.1 to 1 at January 31, 1994. The decrease in the current ratio was primarily due to increased notes payable associated with recent acquisitions. Accounts receivable and inventory levels have also increased as a result of recent acquisitions and increased sales.

The increase in the cash used for investing activities primarily resulted from the acquisition of Halmode Apparel, Inc. on September 30, 1994. This acquisition also contributed to the increase in intangible assets. Viable acquisition candidates that would expand and complement Kellwood's existing portfolio of companies are continually being considered.

Total debt represents 46% of capitalization at January 31, 1995 as compared to 36% at April 30, 1994 and 35% at January 31, 1994. The increase resulted from recent acquisitions and increased working capital needed to fund internal growth. In June, 1994 Kellwood negotiated a $120 million fully committed revolving credit agreement. At January 31, 1995 the entire $120 was available for future borrowings.

Cash provided by operations and borrowings under various lines of credit are the primary sources of liquidity. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.


OUTLOOK
- -------

On a total company basis, Kellwood expects sales to be strong in the last quarter of the year. However, earnings will be negatively impacted in the fourth quarter due to the consolidation and repositioning of certain domestic divisions initiated during the third quarter, continued margin pressure, and the charge related to closing the Saipan plant. Many of these recent actions, while financially detrimental to the current fiscal year, will better position Kellwood in the year ahead and beyond.

                    PART II.  OTHER INFORMATION
                    ---------------------------

                         KELLWOOD COMPANY
                         ----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

 a)  EXHIBITS:

    S.E.C. Exhibit
     Reference No.                        Description
     -------------             -----------------------------------
         10.8                  Reimbursement Agreement between
                               Kellwood Company, certain banking
                               institutions, and the Bank of
                               America, N.T. & S.A., as the Agent,
                               dated December 30,1994, filed
                               herewith.


         27                    Financial Data Schedule, filed
                               herewith.


 b)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the three months ended January 31, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

                               KELLWOOD COMPANY



March 3, 1995                  /s/ Thomas H. Pollihan
                               ---------------------------------
                               Thomas H. Pollihan
                               Vice President, Secretary and
                               General Counsel



March 3, 1995                  /s/ James C. Jacobsen
                               ---------------------------------
                               James C. Jacobsen
                               Vice Chairman
                               (Chief Financial Officer)