Form 10-K405
period 1995-04-30
KELLWOOD CO
filed 1995-07-13
CIK 55080

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934     [FEE REQUIRED]
      For the fiscal year ended       April 30, 1995
                                ---------------------------------------------
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934     [NO FEE REQUIRED]
      For the transition period from                    to
                                     -------------------   ----------------

                      Commission File Number    1-7340
                                             -------------


                              KELLWOOD COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          36-2472410
- --------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                63178
- ----------------------------------------------------          -----------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (314)576-3100
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
           -------------------                   ---------------------
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

At June 26, 1995, Kellwood Company had 21,125,492 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on June 26, 1995 (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $359,133,000.
- -------------------------------------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareowners for fiscal year ended April 30, 1995 (Item 1 in
Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Proxy Statement for Annual Meeting of Shareowners to be held on August 24, 1995 (Items 10, 11, 12 and 13 in Part III).

                                    PART I

ITEM 1.    BUSINESS

      (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

           During the second half of the 1980's, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired the following 14 domestic companies.

                     Company Name                               Date of Acquisition
                     ------------                               -------------------

      .  Cape Cod-Cricket Lane, Inc.<F1>                          March, 1985
      .  Parsons Place Apparel Company, Ltd. (Sag Harbor)<F1>     June, 1986
      .  E Z Sportswear (Melrose)<F1>                             December, 1986
      .  En Chante, Inc.<F1>                                      December, 1986
      .  Robert Scott Ltd., Inc. (SBH Group)<F1>                  July, 1987
            David Brooks Ltd., Inc.,<F1>
            and Andrew Harvey Ltd.<F1>
      .  American Recreation Products, Inc.                       November, 1988
      .  Slumberjack, Inc.                                        September, 1989
      .  Crowntuft Manufacturing Corp.<F1>                        October, 1989
      .  decorp INC<F1>                                           October, 1990
      .  California Ivy, Inc.                                     July, 1992
      .  A. J. Brandon, Inc.<F1>                                  December, 1992
      .  Goodman Knitting Co., Inc.<F1>                           July, 1993
      .  Halmode Apparel, Inc.                                    September, 1994
      .  David Dart, Inc.                                         November, 1994
            and Force One, Inc.

         <F1> Subsequent to acquisition, these companies were liquidated and consolidated into Kellwood Company as separate divisions.  The purpose of these consolidations was to simplify the Company's organizational structure, and has no impact on the operations of these divisions.

           These companies are principally marketers of branded apparel except for American Recreation Products, Inc. and Slumberjack which are manufacturers and marketers of branded camping soft goods and Crowntuft Manufacturing Corp. which is a vertically integrated manufacturer of chenille robes.

           In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Smart Shirts has, since its acquisition, continued to diversify its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, Saipan and Costa Rica. In the fourth quarter of the year ended April 30, 1995, Kellwood Company recorded a $14 million provision for business and facilities realignment related to the shut-down of its Saipan facility. Under the plan, the Company will wind-down production and close the facility during calendar year 1995.

           Kellwood has invested $286 million acquiring companies since the inception of the acquisition program that began in 1985. These investments were primarily financed by cash provided from operations and short-term borrowings. Except for recent acquisitions, Kellwood's short-term borrowings related to these acquisitions were subsequently replaced with long-term notes due insurance companies or repaid with cash repatriated from Kellwood's Far East operations, other cash provided by operations, or cash provided by the public sale of common stock. The total investment in subsidiaries was approximately $55,218,000, $28,324,000, and $42,266,000, for 1995, 1994 and
1993, respectively.

           As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 8% of total sales in fiscal year 1995, compared to 50% in fiscal year 1985.

      (b) All of the Company's operations are in the apparel and related soft goods industry.

      (c) The Company manufactures and markets apparel and other soft goods products made from cloth or fabric or knitted from yarn. These products are manufactured primarily domestically and in the Far East.

           (i) The Company's products include diversified lines of men's, women's and children's clothing, sleeping bags, and other soft goods.
Products are mainly sold to retailers under either the Company's or customer's brands and labels.

           (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions within the apparel and related soft goods industry are continually being considered, and it is anticipated that external and internal growth will generate increasing requirements for capital. The operating cash flow and equity position of the Company, in combination with its $120 million fully committed revolving credit facility, should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

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

           (vii) Approximately $134,523,000 (10%) of the Company's sales in the fiscal year ended April 30, 1995, were to J. C. Penney Company, Inc. ("J.
C. Penney"). No customer accounts for more than 10% of the Company's revenues. Approximately $106,750,000 (8%) of the Company's sales in the fiscal year ended April 30, 1995, were to Sears, Roebuck and Co. ("Sears"). Other information relating to J. C. Penney and Sears is set forth in the Company's 1995 Annual Report to Shareowners, under the caption "Significant Customers" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. The Company's management believes that the relationships with J. C. Penney and Sears will continue into the foreseeable future.

           (viii) Approximately 22% of the Company's domestic sales are produced under contracts for distribution on a seasonal basis. It is normal for the merchandise manufactured under these contracts to be sold within 12 months after production. Because of this, the Company does not believe backlog is important for this merchandise. In addition to these contracts, the backlog for domestic operations totalled approximately $376 million as of April 30, 1995 ($302 million - 1994). The backlog for Far East operations totalled approximately $77 million ($90 million - 1994). All of the Company's backlog is expected to be filled within 12 months.

           (ix) Government contracts or subcontracts with the Company are not material.

           (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

           (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $525,000 was spent on research and development activities during fiscal year 1995. The dollar amount spent in the research and development activities during fiscal 1994 and 1993 was not material.

           (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

           (xiii) At the end of fiscal 1995, there were approximately 17,300 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

      (d) Except for its Far East operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Far East companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each geographic area is set forth in the Company's 1995 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. The risk attendant to the Company's Far East operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Far East manufacturing capacity to various countries help to mitigate these risks.

ITEM 2.   PROPERTIES

      At April 30, 1995, the Company operated 33 production plants and various distribution facilities. Domestic business operated 20 plants in 9 states, two plants in the Dominican Republic, one plant in Honduras and one plant in Canada. These domestically managed plants aggregated to approximately 3,100,000 square feet and were operating at an estimated 92% of capacity at April 30, 1995. Seventeen of these domestically managed plants were primarily producing private label goods and seven were primarily producing branded goods. The Company's Far East subsidiaries operated nine plants which aggregated to approximately 800,000 square feet and were operating at an estimated 90% of capacity. Far East subsidiaries manage operations in Hong Kong, Sri Lanka, Saipan, Costa Rica and China.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                            EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JUNE 26, 1995

      Name of                               Office and Employment During
      Officer                 Age            the Last Five Fiscal Years
      --------                ---           ----------------------------
William J. McKenna            68    Chairman and Chief Executive Officer since November 22,
                                    1994; Chairman, President and Chief Executive Officer (1991-
                                    1994); President and Chief Executive Officer (1984-1991)

James C. Jacobsen             60    Vice Chairman since November 22, 1994; Executive Vice
                                    President Administration (1989-1994)

Hal J. Upbin                  56    President and Chief Operating Officer since November 22,
                                    1994; Executive Vice President Corporate Development (1992-
                                    1994); Vice President Corporate Development (1990-1992);
                                    President of American Recreation Products, Inc. (subsidiary)
                                    (1988-1992) and Director since May 1, 1991

George K. Hansen              65    Executive Vice President since March 24, 1995; Executive
                                    Vice President Operations (1991-1995); Chairman and Chief
                                    Executive Officer of Bayly Corp. (1987-1991)

Enoch Harding, Jr.            64    Executive Vice President Operations since April 3, 1995;
                                    President of Kellwood Sportswear (1989-1995)

John R. Henderson             47    Vice President Merchandising since June 1, 1995; Director of
                                    Merchandising (1993-1995); Executive Vice President
                                    Marketing of Kellwood She Knows (1992-1993); Senior Vice
                                    President and General Merchandise Manager for Famous-Barr
                                    Co. (1985-1991)

Harry B. Holding              58    Executive Vice President Marketing since May 30, 1991;
                                    President and Chief Executive Officer of the Hartwell
                                    Company (1967-1991)

Lawrence E. Hummel            52    Vice President Controller since February 25, 1992;
                                    Controller (1983-1992)

Roger D. Joseph               53    Vice President Treasurer since February 25, 1992; Treasurer
                                    (1986-1992)

Leon M. McWhite               53    Vice President Human Resources since June 1, 1995; Vice
                                    President (1994-1995); President of Kellwood
                                    Lingerie/Activewear (1989-1994)

Verner L. Page                64    Vice President since February 26, 1991; Vice President,
                                    Catalog Merchandising and Marketing for Sears, Roebuck and
                                    Co. (1989-1990)

Thomas H. Pollihan            45    Vice President, Secretary and General Counsel since May 27,
                                    1993; General Counsel and Secretary (1989-1993)

Paul M. Rivard                53    Vice President Information Services since May 27, 1993;
                                    Director of Management Information Services (1990-1993)

John A. Turnage               49    Vice President Manufacturing and Sourcing since February 28,
                                    1989

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The information required by this Item is set forth in the Company's 1995 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

       The information required by this Item is set forth in the Company's 1995 Annual Report to Shareowners, at page 28 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item is set forth in the Company's 1995 Annual Report to Shareowners, at pages 29 and 30 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated June 1, 1995, appearing at pages 18 to 30 of the Company's 1995 Annual Report to Shareowners, are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners, at pages 3 and 4 under the captions "Nominees for Election to Serve Until 1997" and "Directors Continuing to Serve Until 1996," which information is incorporated herein by reference.

       (b) Reference is made to "Executive Officers of the Registrant as of June 26, 1995" in Part I after Item 4.

       (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

       (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

       (e) Each of the officers named in Part I was elected to serve in the office indicated until the first meeting of the Board of Directors following the Annual Meeting of Shareowners in August 1995 and until his successor is elected and qualified.

       (f) There are no legal proceedings involving directors, nominees for directors, or officers.

       The information required by this Item regarding compliance with
Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners at page 12 under the caption "Compliance with

Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is set forth in the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners, at pages 5 through 12 under the captions "Compensation of Executive Officers," "Retirement Program," and "Other Officer Agreements," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is set forth in the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners, at pages 2 and 5 under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners, at page 11 under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    FINANCIAL STATEMENTS AND SCHEDULES

       The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated June 1, 1995, appearing at pages 18 to 30 of the 1995 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 1995 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1995 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

                   (i)   Financial Statements:

                         Report of Independent Accountants

                         Consolidated Statement of Earnings, Years Ended April 30, 1995, 1994 and 1993

                         Consolidated Balance Sheet, April 30, 1995 and 1994

                         Consolidated Statement of Cash Flows, Years Ended April 30, 1995, 1994 and 1993

                         Consolidated Statement of Shareowners' Equity, Years Ended April 30, 1995, 1994 and 1993

                         Notes to Consolidated Financial Statements

                   (ii) Report of Independent Accountants on Financial State-ment Schedule:

                         Financial Statement Schedule for the Years Ended April 30, 1995, 1994 and 1993:
                         Valuation and Qualifying Accounts (Schedule VIII)

                         Consent of Independent Accountants

                   (iii) Exhibits:

                         Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

   S.E.C. Exhibit
   Reference No.                          Description
   --------------                         -----------
       3.1         -     Restated Certificate of Incorporation of Kellwood
                         Company, as amended, incorporated herein by reference to
                         Form 10-Q for the quarter ended July 31, 1987, SEC File No.
                         1-7340.

       3.2         -     By-Laws, as amended through June 1, 1995, filed herewith.

       4.1         -     Note Purchase Agreement dated December 29, 1986, with
                         exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1987, SEC File No. 1-7340.

       4.2         -     Indenture between the Registrant and Centerre Trust
                         Company of St. Louis, and the 9% Convertible Subordinated
                         Debentures due 1999, incorporated herein by reference to
                         Registration Statement on Form S-2, Registration No. 2-93522,
                         effective October 18, 1984.

       4.3         -     Note Agreement dated July 1, 1993, incorporated herein by
                         reference to Form 10-Q for the quarter ended July 31, 1993,
                         SEC File No. 1-7340.

       4.4         -     Rights to Acquire Series A Junior Preferred Stock,
                         pursuant to a Rights Agreement between the registrant and
                         Centerre Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective
                         June 24, 1986 and Amendment dated August 21, 1990,
                         incorporated herein by reference to Form 10-Q for the
                         quarter ended October 31, 1990, SEC File No. 1-7340.

       4.5         -     Note Purchase Agreement dated December 1, 1987, with
                         exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File No. 1-7340.

       4.6         -     Note Purchase Agreement dated December 15, 1989, with
                         exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

       4.7.1       -     Long-Term Credit Agreement dated as of June 24, 1994,
                         among Kellwood Company, Certain Commercial Lending
                         Institutions, and The Bank of Nova Scotia, as Agent,
                         incorporated herein by reference to the Form 10-Q for the
                         quarter ended July 31, 1994, SEC File No. 1-7340.

       4.7.2       -     Short-Term Credit Agreement dated as of June 24, 1994,
                         among Kellwood Company, Certain Commercial Lending
                         Institutions, and The Bank of Nova Scotia, as Agent,
                         incorporated herein by reference to the Form 10-Q for the
                         quarter ended July 31, 1994, SEC File No. 1-7340.

  S.E.C. Exhibit
   Reference No.                          Description
  --------------                          -----------
       10.2<F*>    -     Employment Agreement dated December 9, 1992, between
                         Kellwood Company and William J. McKenna, effective
                         December 1, 1992, incorporated herein by reference to the
                         Form 10-Q for the quarter ended January 31, 1993, SEC File
                         No. 1-7340, and Amendment dated May 28, 1993, effective
                         May 1, 1993, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1993, SEC File No. 1-7340.

       10.3<F*>    -     Form of Employment Agreement dated November 30, 1984,
                         between Kellwood Company and executive officers,
                         incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985, SEC File No. 1-7340.

       10.4<F*>    -     1990 Omnibus Incentive Stock Option Plan, incorporated
                         herein by reference to Exhibit A to the Company's definitive proxy statement dated June 28, 1990, SEC File No. 1-7340.

       10.5<F*>    -     Deferred Compensation Retirement Benefit Agreement dated
                         November 14, 1991, between Kellwood Company and Harry B.
                         Holding, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1992, SEC File No. 1-7340.

       10.6<F*>    -     Death Benefit Compensation Agreement dated November 14,
                         1991, between Kellwood Company and Harry B. Holding,
                         effective July 17, 1991, incorporated herein by reference to
                         Form 10-K for the fiscal year ended April 30, 1992, SEC File
                         No. 1-7340.

       10.7<F*>    -     Corporate Development Incentive Plan of 1986 (As Amended)
                         formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1994, SEC File No. 1-7340.

       10.8        -     Reimbursement Agreement between Kellwood Company, certain
                         banking institutions, and the Bank of America, N.T. & S.A., as the Agent, dated December 30, 1994, incorporated herein by reference to the Form 10-Q for the quarter ended
                         January 31, 1995, SEC File No. 1-7340.

       13          -     Portions of the Annual Report to Shareowners for the
                         fiscal year ended April 30, 1995, which are incorporated by reference at Item 1 in Part I, Items 5, 6, 7 and 8 in Part
                         II, and Part IV; filed herewith.

       21          -     Subsidiaries of the Company

       23          -     Consent of Independent Accountants, appearing at page 11
                         of this report.

       24          -     Powers of Attorney:  Ms. Dickerson and Messrs. Bentele,
                         Bottum, Conerly, Fung, Hunter, Marcus and Wenzel; filed
                         herewith.

       27          -     Financial Data Schedule, filed herewith.

<F*> Denotes management contract or compensatory plan.

(b)    REPORTS ON FORM 8-K:

       No reports were filed on Form 8-K during the three months ended April 30, 1995.

                                 SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KELLWOOD COMPANY



Dated:  July 11, 1995                      /s/ Thomas H. Pollihan
                                           --------------------------------
                                           Thomas H. Pollihan
                                           Vice President, Secretary and
                                           General Counsel

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.


      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ William J. McKenna        Director, Chairman of the           July 11, 1995
- ------------------------      Board, Chief Executive Officer
   William J. McKenna         (principal executive officer)

/s/ James C. Jacobsen         Director, Vice Chairman             July 11, 1995
- ------------------------      (principal financial and
   James C. Jacobsen          accounting officer)


   Raymond F. Bentele         Director
                                                /s/ Thomas H. Pollihan
                                               ---------------------------
   Edward S. Bottum           Director         Thomas H. Pollihan
                                               Attorney-in-fact
   Richard P. Conerly         Director         July 11, 1995

   Kitty G. Dickerson         Director

   Wai Yiu Fung               Director

   Jerry M. Hunter            Director

   James S. Marcus            Director

   Fred W. Wenzel             Director

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Kellwood Company

       Our audits of the consolidated financial statements referred to in our report dated June 1, 1995 appearing at page 18 of the 1995 Annual Report to Shareowners of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

St. Louis, Missouri
June 1, 1995








                        CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38106) of Kellwood Company of our report dated June 1, 1995 appearing at page 18 of the 1995 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears at page 11 on this Form 10-K.



PRICE WATERHOUSE LLP

St. Louis, Missouri
July 11, 1995

                                  KELLWOOD COMPANY AND SUBSIDIARIES
                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                            (In Thousands)

Column A                            Column B              Column C            Column D          Column E
- --------                            --------       -----------------------    --------          --------
                                                          Additions
                                                   -----------------------
                                    Balance at     Charged to   Charged to                       Balance
                                    beginning      costs and       other                         at end
   Description                      of period       expenses     accounts     Deductions        of period
   -----------                      ----------     ----------   ----------    ----------        ---------
YEAR ENDED APRIL 30, 1995:

Allowance for
doubtful accounts                     $4,273         $  920       $492 <FA>     $ (24)<FB>        $5,709

YEAR ENDED APRIL 30, 1994:

Allowance for
doubtful accounts                      4,118          1,152       --              997 <FB>         4,273

YEAR ENDED APRIL 30, 1993:

Allowance for
doubtful accounts                      3,448          1,667       --              997 <FB>         4,118








<FA>  Balance acquired with acquisition.
<FB>  Write-off bad debts (recoveries), net


                                            EXHIBIT INDEX
                                            -------------
  S.E.C. Exhibit
  Reference No.                                       Description
  --------------                                      -----------
      3.1               -           Restated Certificate of Incorporation of Kellwood
                                    Company, as amended, incorporated herein by reference
                                    to Form 10-Q for the quarter ended July 31, 1987, SEC
                                    File No. 1-7340.

      3.2               -           By-Laws, as amended through June 1, 1995, filed
                                    herewith.

      4.1               -           Note Purchase Agreement dated December 29, 1986, with
                                    exhibits, incorporated herein by reference to Form
                                    10-Q for the quarter ended January 31, 1987, SEC File
                                    No. 1-7340.

      4.2               -           Indenture between the Registrant and Centerre Trust
                                    Company of St. Louis, and the 9% Convertible
                                    Subordinated Debentures due 1999, incorporated herein
                                    by reference to Registration Statement on Form S-2,
                                    Registration No. 2-93522, effective October 18, 1984.

      4.3               -           Note Agreement dated July 1, 1993, incorporated herein
                                    by reference to Form 10-Q for the quarter ended
                                    July 31, 1993, SEC File No. 1-7340.

      4.4               -           Rights to Acquire Series A Junior Preferred Stock,
                                    pursuant to a Rights Agreement between the registrant
                                    and Centerre Trust Company of St. Louis, incorporated
                                    herein by reference to Registration Statement on Form
                                    8-A, effective June 24, 1986 and Amendment dated
                                    August 21, 1990, incorporated herein by reference to
                                    Form 10-Q for the quarter ended October 31, 1990, SEC
                                    File No. 1-7340.

      4.5               -           Note Purchase Agreement dated December 1, 1987, with
                                    exhibits, incorporated herein by reference to Form
                                    10-Q for the quarter ended January 31, 1988, SEC File
                                    No. 1-7340.

      4.6               -           Note Purchase Agreement dated December 15, 1989, with
                                    exhibits, incorporated herein by reference to the Form
                                    10-Q for the quarter ended January 31, 1990, SEC File
                                    No. 1-7340.

      4.7.1             -           Long-Term Credit Agreement dated as of June 24, 1994,
                                    among Kellwood Company, Certain Commercial Lending
                                    Institutions, and The Bank of Nova Scotia, as Agent,
                                    incorporated herein by reference to the Form 10-Q for
                                    the quarter ended July 31, 1994, SEC File No. 1-7340.

      4.7.2             -           Short-Term Credit Agreement dated as of June 24, 1994,
                                    among Kellwood Company, Certain Commercial Lending
                                    Institutions, and The Bank of Nova Scotia, as Agent,
                                    incorporated herein by reference to the Form 10-Q for
                                    the quarter ended July 31, 1994, SEC File No. 1-7340.


   S.E.C. Exhibit
   Reference No.                                      Description
   --------------                                     -----------
      10.2<F*>          -           Employment Agreement dated December 9, 1992, between
                                    Kellwood Company and William J. McKenna, effective
                                    December 1, 1992, incorporated herein by reference to
                                    the Form 10-Q for the quarter ended January 31, 1993,
                                    SEC File No. 1-7340, and Amendment dated May 28, 1993,
                                    effective May 1, 1993, incorporated herein by
                                    reference to Form 10-K for the fiscal year ended April
                                    30, 1993, SEC File No. 1-7340.

      10.3<F*>          -           Form of Employment Agreement dated November 30, 1984,
                                    between Kellwood Company and executive officers,
                                    incorporated herein by reference to Form 10-K for the
                                    fiscal year ended April 30, 1985, SEC File No. 1-7340.

      10.4<F*>          -           1990 Omnibus Incentive Stock Option Plan, incorporated
                                    herein by reference to Exhibit A to the Company's
                                    definitive proxy statement dated June 28, 1990, SEC
                                    File No. 1-7340.

      10.5<F*>          -           Deferred Compensation Retirement Benefit Agreement
                                    dated November 14, 1991, between Kellwood Company and
                                    Harry B. Holding, incorporated herein by reference to
                                    Form 10-K for the fiscal year ended April 30, 1992,
                                    SEC File No. 1-7340.

      10.6<F*>          -           Death Benefit Compensation Agreement dated November
                                    14, 1991, between Kellwood Company and Harry B.
                                    Holding, effective July 17, 1991, incorporated herein
                                    by reference to Form 10-K for the fiscal year ended
                                    April 30, 1992, SEC File No. 1-7340.

      10.7<F*>          -           Corporate Development Incentive Plan of 1986 (As
                                    Amended) formerly the Key Executive Long-Term
                                    Incentive Plan of 1983, incorporated herein by
                                    reference to Form 10-K for the fiscal year ended April
                                    30, 1994, SEC File No. 1-7340.

      10.8              -           Reimbursement Agreement between Kellwood Company,
                                    certain banking institutions, and the Bank of America,
                                    N.T. & S.A., as the Agent, dated December 30, 1994,
                                    incorporated herein by reference to the Form 10-Q for
                                    the quarter ended January 31, 1995, SEC File No. 1-7340.

      13                -           Portions of the Annual Report to Shareowners for the
                                    fiscal year ended April 30, 1995, which are
                                    incorporated by reference at Item 1 in Part I, Items
                                    5, 6, 7 and 8 in Part II, and Part IV; filed herewith.

      21                -           Subsidiaries of the Company

      23                -           Consent of Independent Accountants, appearing at page
                                    11 of this report.

      24                -           Powers of Attorney:  Ms. Dickerson and Messrs.
                                    Bentele, Bottum, Conerly, Fung, Hunter, Marcus and
                                    Wenzel; filed herewith.

      27                -           Financial Data Schedule, filed herewith.

<F*> Denotes management contract or compensatory plan.