Form 10-Q
period 1995-07-31
KELLWOOD CO
filed 1995-09-06
CIK 55080

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

    For the quarterly period ended July 31, 1995

                                OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

    For the transition period from -------------------- to --------------------



                          Commission File Number 1-7340

                                 KELLWOOD COMPANY
- -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                  36-2472410
- ---------------------------------------     -----------------------------------
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)               Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO               63178
- ---------------------------------------------------        --------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (314) 576-3100


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

Number of shares of common stock, par value $.01, outstanding at
July 31, 1995 (only one class): 21,142,442
                               --------------

                         KELLWOOD COMPANY
                         ----------------

                               INDEX
                               -----

                                                          Page No.
                                                          --------
PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheet                3

          Condensed Consolidated Statement of Earnings        4

          Condensed Consolidated Statement of Cash Flows      5

          Notes to Condensed Consolidated Financial
           Statements                                         6

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations      8


PART II.  OTHER INFORMATION                                   9

                               PART I.  FINANCIAL INFORMATION
                               ------------------------------

                              KELLWOOD COMPANY AND SUBSIDIARIES
                              ---------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      ------------------------------------------------
                                   (Amounts in thousands)

                                                     July 31,
                                            -----------------------   April 30,
                                               1995         1994         1995
                                            ----------   ----------   ---------
ASSETS
- ------

Current assets:
  Cash and time deposits                    $   12,178   $   11,183   $  11,082
  Receivables, net                             238,008      194,308     240,045
  Inventories                                  284,229      233,266     239,461
  Prepaid taxes and expenses                    21,127       19,950      20,687
                                             ---------    ---------    --------

     Total Current Assets                      555,542      458,707     511,275

Property, plant and equipment, net              68,142       67,284      63,629
Intangible assets, net                         127,575      112,077     131,527
Other assets                                    63,365       55,089      61,706
                                             ---------    ---------    --------

                                            $  814,624   $  693,157   $ 768,137
                                             =========    =========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

Current liabilities:
  Current portion of long-term debt         $    8,296   $    9,429   $   8,276
  Notes payable                                183,583       58,611     124,267
  Accounts payable                              74,138       62,991      77,863
  Accrued expenses                              55,573       65,882      63,947
                                             ---------    ---------    --------

     Total current liabilities                 321,590      196,913     274,353

Long-term debt                                 141,405      149,514     144,793
Deferred income taxes and other                 40,853       30,590      40,794

Shareowners' equity:
  Common stock                                  93,715       92,476      93,400
  Retained earnings                            256,211      262,843     253,736
  Cumulative translation adjustment             (8,943)      (8,946)     (8,861)
                                             ---------    ---------    --------

                                               340,983      346,373     338,275
  Less treasury stock, at cost                 (30,207)     (30,233)    (30,078)
                                             ---------    ---------    --------

     Total shareowners' equity                 310,776      316,140     308,197
                                             ---------    ---------    --------

                                            $  814,624   $  693,157   $ 768,137
                                             =========    =========    ========



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

                                                           Three Months Ended
                                                                July 31,
                                                      --------------------------
                                                            1995         1994
                                                      -------------  -----------
Net sales                                              $  340,625    $  300,937

Costs and expenses:
  Cost of products sold                                   271,208       234,618
  Selling, general and administrative expenses             50,147        41,974
  Amortization of intangible assets                         3,948         3,210
  Gain on disposal of assets                                    -          (104)
  Interest expense                                          5,927         3,917
  Interest income and other, net                             (149)         (789)
                                                        ---------     ---------

Earnings before income taxes                                9,544        18,111

Income taxes                                                3,900         7,400
                                                        ---------     ---------

Net earnings                                           $    5,644    $   10,711
                                                        =========     =========


Weighted average shares outstanding:
  Primary                                                  21,132        21,022
                                                        =========     =========

  Fully diluted                                            21,505        21,477
                                                        =========     =========

Earnings per share:
  Primary                                              $      .27    $      .51
                                                        =========     =========

  Fully diluted                                        $      .26    $      .50
                                                        =========     =========


Dividends paid per share                               $      .15    $      .15
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

                                                      Three Months Ended
                                                            July 31,
                                                 ----------------------------
                                                      1995           1994
                                                 -------------- -------------
Operating activities:
  Net earnings                                      $   5,644   $   10,711
  Add (deduct) items not affecting operating
   cash flows:
    Depreciation and amortization                       7,259        6,324
    Increase in prepaid pension cost                   (1,850)      (1,849)
    Gain on disposal of assets, net of write-offs           -         (104)
    Deferred taxes and other                              169         (888)
                                                     --------    ---------

                                                       11,222       14,194

  Changes in noncash working capital components,
   net of effect of acquisition:
    Receivables                                         2,037      (10,399)
    Inventories                                       (44,768)     (34,177)
    Prepaid expenses                                     (440)      (1,260)
    Accounts payable                                   (3,725)        (878)
    Accrued expenses                                   (8,374)      (3,679)
                                                     --------    ---------

       Net cash (used for) operating activities       (44,048)     (36,199)
                                                     --------    ---------

Investing activities:
  Additions to property, plant and equipment           (7,890)      (2,358)
  Proceeds from disposal of assets                          -          104
  Investment in subsidiaries                                -       (5,500)
  Other investing activities                               69           92
                                                     --------    ---------

       Net cash (used for) investing activities        (7,821)      (7,662)
                                                     --------    ---------

Financing activities:
  Proceeds from notes payable, net                     59,316       41,872
  Reduction of long-term debt                          (3,368)      (2,987)
  Dividends paid                                       (3,169)      (3,158)
  Other financing activities                              186        1,651
                                                     --------    ---------

       Net cash provided by financing activities       52,965       37,378
                                                     --------    ---------

Net increase (decrease) in cash and time deposits       1,096       (6,483)
Cash and time deposits - beginning of period           11,082       17,666
                                                     --------    ---------

Cash and time deposits - end of period              $  12,178   $   11,183
                                                     ========    =========



See notes to condensed consolidated financial statements.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
           (Amounts in thousands except per share data)


1. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented.
     Such adjustments were normal and recurring in nature.

     Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1995 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.   Total inventory consisted of:

                                      July 31,
                            -----------------------  April 30,
                                 1995       1994       1995
                            ------------ ----------- ----------
       Finished goods         $ 144,216  $ 109,050   $ 108,656
       Work in process           70,920     53,369      64,180
       Raw materials             69,093     70,847      66,625
                               --------   --------    --------

                              $ 284,229  $ 233,266   $ 239,461
                               ========   ========    ========

     If inventories were valued at current replacement costs, they would have totalled $292,626, $242,812 and $247,356 at July 31, 1995, July 31, 1994, and April 30, 1995,
     respectively.

3.   Intangible assets consisted of:

                                      July 31,
                            -----------------------   April 30,
                                 1995       1994        1995
                            ------------ ----------- ----------
       Goodwill               $  99,031  $  80,864   $  99,032
       Other identifiable
        intangibles              90,902     94,322      90,910
                               --------   --------    --------

                                189,933    175,186     189,942

       Less accumulated
        amortization             62,358     63,109      58,415
                               --------   --------    --------

                              $ 127,575  $ 112,077   $ 131,527
                               ========   ========    ========

4. Revolving credit agreements dated June 24, 1994, and totalling $120,000 expire June 22, 1996 ($50,000), and
     June 24, 1997 ($70,000). Each borrowing under the agreements bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount outstanding. At July 31, 1995, $90,000 was available for future borrowings. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
           (Amounts in thousands except per share data)
                            (Continued)

5. On September 30, 1994, all of the capital stock of Halmode Apparel, Inc., a multidivisional womens apparel maker, was purchased for cash. The acquisition has been accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchase taken place May 1, 1994, unaudited pro forma consolidated net sales would have been $340,625 and $332,975 for the three months ended July 31, 1995 and 1994, respectively. Consolidated net earnings and earnings per share would not have been significantly different.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------


OPERATING RESULTS
- -----------------

Sales were up 13% for the quarter compared to last year. The sales increase was largely due to the recent acquisitions of Halmode Apparel, Inc. and David Dart, Inc. less sales from the Home Fashions division which was sold in December of last year. It is significant to note that the flat sales from businesses in operation during both years were primarily caused by the divisions Kellwood consolidated and repositioned and in the process downsized during the second half of last year -- namely Melrose, de'corp dresses, California Ivy, AJ Brandon, Crowntuft and Smart Shirts. Collectively these divisions represent $66 million or 19% of first quarter sales for the total Company. Their sales were down $23 million or 26% due largely to our downsizing and repositioning efforts. The remaining divisions of the Company posted an 11% increase in sales on a comparable basis.

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) decreased $5 million or 21% for the quarter as compared to the same period last year. The drop in operating earnings was largely due to the results posted by the business units that were consolidated and repositioned during the second half of last year and continued margin pressure in the apparel industry.

The increase in amortization expense results from increased intangible assets associated with recent acquisitions. The increase in interest expense correlates with the increase in average outstanding debt coupled with overall higher rates.

FINANCIAL CONDITION
- -------------------

The current ratio was 1.7 to 1 at July 31, 1995 as compared to
1.9 to 1 at April 30, 1995 and 2.3 to 1 at July 31, 1994.
Accounts receivable have increased from last year as a result of recent acquisitions and increased sales. Inventory levels have also increased but on a days on hand basis remain relatively consistent with both the prior year and April 30, 1995 inventory days on hand.

The cash used for investing activities remained relatively constant between the two first quarter periods but the mix changed. In May, 1995 approximately $5 million was used to purchase an office and warehouse facility for one of Kellwoods existing business units. In May 1994 approximately $5 million was spent by Kellwood to acquire Sierra Designs.

Total debt represents 52% of capitalization at July 31, 1995, as compared to 47% at April 30, 1995 and 41% at July 31, 1994. The increase from year end resulted from additional working capital needed to fund internal growth. The increase from July 31, 1994 resulted from additional financing associated with recent acquisitions. Kellwood maintains a $120 million fully committed revolving credit agreement with several financial institutions. At July 31, 1995, $90 million was available for future borrowings.

The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

OUTLOOK
- -------

The steps management took last year to strengthen operations and to improve profitability have been completed for the most part during the first quarter. As each subsequent quarter unfolds, Kellwood increasingly will benefit from these efforts and the year should finish substantially improved.

                    PART II.  OTHER INFORMATION
                    ---------------------------

                         KELLWOOD COMPANY
                         ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

 a)  EXHIBITS:

   S.E.C. Exhibit
    Reference No.                             Description
   ---------------             --------------------------------------------

        27                     Financial Data Schedule, filed herewith.


 b)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the three months ended July 31, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 6, 1995              /s/ Thomas H. Pollihan
                               ---------------------------------------
                               Thomas H. Pollihan
                               Vice President, Secretary and
                               General Counsel



September 6, 1995              /s/ James C. Jacobsen
                               ---------------------------------------
                               James C. Jacobsen
                               Vice Chairman
                               (Chief Financial Officer)