Form 10-Q
period 1995-10-31
KELLWOOD CO
filed 1995-11-30
CIK 55080

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 1995

                                OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

    For the transition period from -------------------- to --------------------



                          Commission File Number 1-7340

                                 KELLWOOD COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                  36-2472410
---------------------------------------     -----------------------------------
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)               Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO               63178
---------------------------------------------------        --------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (314) 576-3100


-------------------------------------------------------------------------------
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

Number of shares of common stock, par value $.01, outstanding at October 31, 1995 (only one class): 21,171,450
                      ------------

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

                               PART I.  FINANCIAL INFORMATION
                               ------------------------------

                              KELLWOOD COMPANY AND SUBSIDIARIES
                              ---------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      ------------------------------------------------
                                   (Amounts in thousands)

                                                          October 31,
                                                    -----------------------   April 30,
                                                        1995        1994         1995
                                                    ----------- -----------  -----------
ASSETS
------

Current assets:
   Cash and time deposits                            $  15,593    $  14,494   $  11,082
   Receivables, net                                    261,390      248,977     240,045
   Inventories                                         236,217      216,579     239,461
   Prepaid taxes and expenses                           19,977       21,498      20,687
                                                      --------     --------    --------

       Total current assets                            533,177      501,548     511,275

Property, plant and equipment, net                      65,704       73,100      63,629
Intangible assets, net                                 123,728      136,586     131,527
Other assets                                            64,760       57,147      61,706
                                                      --------     --------    --------

                                                     $ 787,369    $ 768,381   $ 768,137
                                                      ========     ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt                 $   8,164    $   9,462   $   8,276
   Notes payable                                       127,789      100,331     124,267
   Accounts payable                                     85,283       83,876      77,863
   Accrued expenses                                     64,597       62,526      63,947
                                                      --------     --------    --------

       Total current liabilities                       285,833      256,195     274,353

Long-term debt                                         139,585      148,710     144,793
Deferred income taxes and other                         39,647       38,806      40,794

Shareowners' equity:
   Common stock                                         94,114       92,964      93,400
   Retained earnings                                   267,056      270,799     253,736
   Cumulative translation adjustment                    (8,809)      (8,958)     (8,861)
                                                      --------     --------    --------

                                                       352,361      354,805     338,275
   Less treasury stock, at cost                        (30,057)     (30,135)    (30,078)
                                                      --------     --------    --------

       Total shareowners' equity                       322,304      324,670     308,197
                                                      --------     --------    --------

                                                     $ 787,369    $ 768,381   $ 768,137
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

                              KELLWOOD COMPANY AND SUBSIDIARIES
                              ---------------------------------
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                  --------------------------------------------------------
                        (Amounts in thousands except per share data)

                                                 Three Months Ended         Six Months Ended
                                                     October 31,              October 31,
                                               ----------------------   -----------------------
                                                  1995        1994         1995        1994
                                               ----------  ----------   ----------  ----------
Net sales                                      $ 425,635   $ 376,024    $ 766,260   $ 676,961

Costs and expenses:
   Cost of products sold                         337,182     300,609      608,390     535,227
   Selling, general and
    administrative expenses                       55,202      49,358      105,349      91,332
   Amortization of intangible
    assets                                         3,899       3,649        7,847       6,859
   Gain on disposal of assets                          -           -            -        (104)
   Interest expense                                6,281       4,465       12,208       8,382
   Interest income and other, net                   (748)       (974)        (897)     (1,763)
                                                --------    --------     --------    --------

Earnings before income taxes                      23,819      18,917       33,363      37,028

Income taxes                                       9,800       7,800       13,700      15,200
                                                --------    --------     --------    --------

Net earnings                                   $  14,019   $  11,117    $  19,663   $  21,828
                                                ========    ========     ========    ========


Weighted average shares
 outstanding:
   Primary                                        21,157      21,081       21,145      21,051
                                                ========    ========     ========    ========

   Fully diluted                                  21,559      21,515       21,547      21,491
                                                ========    ========     ========    ========

Earnings per share:
   Primary                                     $     .66   $     .53    $     .93   $    1.04
                                                ========    ========     ========    ========

   Fully diluted                               $     .65   $     .52    $     .91   $    1.02
                                                ========    ========     ========    ========


Dividends paid per share                       $     .15   $     .15    $     .30   $     .30
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

                                                                           Six Months Ended
                                                                              October 31,
                                                                        ----------------------
                                                                           1995        1994
                                                                        ----------  ----------
Operating activities:
   Net earnings                                                         $  19,663   $  21,828
   Add (deduct) items not affecting operating
    cash flows:
      Depreciation and amortization                                        14,596      13,156
      Increase in prepaid pension cost                                     (3,766)     (3,698)
      Gain on disposal of assets, net of write-offs                             -        (104)
      Deferred taxes and other                                               (207)       (480)
                                                                         --------    --------

                                                                           30,286      30,702

   Changes in noncash working capital components,
    net of effect of acquisition:
      Receivables                                                         (21,345)    (36,829)
      Inventories                                                           3,244         851
      Prepaid expenses                                                        710      (1,863)
      Accounts payable                                                      7,420      12,684
      Accrued expenses                                                        650     (11,615)
                                                                         --------    --------

         Net cash provided by (used for)
          operating activities                                             20,965      (6,070)
                                                                         --------    --------

Investing activities:
   Additions to property, plant and equipment                             (11,272)     (5,208)
   Proceeds from disposal of assets                                         2,750         104
   Investment in subsidiaries                                                   -     (46,081)
   Other investing activities                                                (526)        223
                                                                         --------    --------

         Net cash (used for) investing activities                          (9,048)    (50,962)
                                                                         --------    --------

Financing activities:
   Proceeds from notes payable, net                                         3,522      61,700
   Reduction of long-term debt                                             (5,320)     (3,758)
   Dividends paid                                                          (6,343)     (6,319)
   Stock transactions under incentive plans                                   735       2,237
                                                                         --------    --------

         Net cash (used for) provided by
          financing activities                                             (7,406)     53,860
                                                                         --------    --------

Net increase (decrease) in cash and time deposits                           4,511      (3,172)
Cash and time deposits - beginning of period                               11,082      17,666
                                                                         --------    --------

Cash and time deposits - end of period                                  $  15,593   $  14,494
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

2.   Total inventory consisted of:

                                         October 31,
                                   -----------------------   April 30,
                                      1995         1994        1995
                                   ----------   ----------  -----------
       Finished goods              $ 109,006    $  85,683   $ 108,656
       Work in process                64,299       58,694      64,180
       Raw materials                  62,912       72,202      66,625
                                    --------     --------    --------

                                   $ 236,217    $ 216,579   $ 239,461
                                    ========     ========    ========

     If inventories were valued at current replacement costs, they would have totalled $244,864, $226,500 and $247,356 at October 31, 1995, October 31,
     1994, and April 30, 1995, respectively.

3.   Intangible assets consisted of:

                                         October 31,
                                   -----------------------   April 30,
                                      1995         1994        1995
                                   ----------   ----------  -----------
       Goodwill                    $  96,856    $  96,799   $  99,032
       Other identifiable
        intangibles                   90,893      106,545      90,910
                                    --------     --------    --------

                                     187,749      203,344     189,942

       Less accumulated
        amortization                  64,021       66,758      58,415
                                    --------     --------    --------

                                   $ 123,728    $ 136,586   $ 131,527
                                    ========     ========    ========

4. Revolving credit agreements dated June 24, 1994, and totalling $120,000 expire June 22, 1996 ($50,000), and June 24, 1997 ($70,000). Each
     borrowing under the agreements bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount outstanding. At October 31, 1995, the entire $120,000 was available for future borrowings. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                     ---------------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
               (Amounts in thousands except per share data)
                               (Continued)

5. On September 30, 1994, all of the capital stock of Halmode Apparel, Inc., a multidivisional women's apparel maker, was purchased for cash. The acquisition has been accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchase taken place May 1, 1994, unaudited pro forma consolidated net sales would have been $425,635 and $405,498 for the three months ended October 31, 1995 and 1994, and $766,260 and $738,473 for the six months ended October 31, 1995 and 1994, respectively. Consolidated net earnings and earnings per share would not have been significantly different.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


OPERATING RESULTS
-----------------

Sales reached record levels for both the quarter and the six month period ended October 31, 1995.

Sales by Domestic branded operations increased 18% for the quarter and 20% for the six month period. The sales increase is principally attributable to the acquisitions of Halmode and David Dart. Sales from the branded portfolio accounted for 72% of Kellwood's total volume for the six months ended
October 31, 1995. This compares to 68% for the same period last year and moves the Company closer to achieving its goal of 75% from the branded sector. The Domestic branded operations, with their overall higher margins, contributed significantly to total company earnings.

Sales by Domestic private label operations declined 4% for both the quarter and the six month period. Adjusting last year's volume for the Home Fashions division which was sold in December, 1994, Domestic private label sales were up 5% for the quarter and 7% for the six month period. The increases are due primarily to growth in private label programs with several key customers. Operating profits in the Domestic private label portfolio were improved as a result of these successful programs.

Sales by Far East operations, principally of high quality private label shirts sold to U.S. department stores and premier mail order houses, increased 21% for the quarter and 6% for the six month period. The majority of the second quarter gain resulted from a shifting of sales from the first quarter as retailers delayed their orders. However, the Far East operations also gained market share across a broad range of customers over the six month period.

The increase in amortization expense results from increased intangible assets associated with recent acquisitions. The increase in interest expense correlates with the increase in average outstanding debt coupled with overall higher rates.


FINANCIAL CONDITION
-------------------

The current ratio was 1.9 to 1 at October 31, 1995 and April 30, 1995 as compared to 2.0 to 1 at October 31, 1994. Accounts receivable have increased as a result of the increased sales. Inventory levels are also up from last October to support increased demand.

Cash used for investing activities was substantially higher last year because of the acquisition of Halmode Apparel, Inc. in September, 1994. In October, 1995 the Company received $2.75 million in proceeds from the sale of assets in Saipan. The costs of the divestiture are expected to fall within the provision established in the fourth quarter of last year.

Total debt represents 46% of capitalization at October 31, 1995, as compared to 47% at April 30, 1995 and 44% at October 31, 1994. The increase from last October resulted from increased working capital needed to fund internal
growth.    In June, 1994 Kellwood negotiated a $120 million fully committed revolving credit agreement. At October 31, 1995 the entire $120 million was available for future borrowings.

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

                       PART II.  OTHER INFORMATION
                       ---------------------------

                            KELLWOOD COMPANY
                            ----------------


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS
---------------------------------------------

At the August 24, 1995 Annual Meeting of Shareowners, six directors were elected to serve for two-year terms, the 1995 Omnibus Incentive Stock Plan was approved, and the 1995 Stock Option Plan for Nonemployee Directors was approved. The tabulation was as follows:

                                   Shares    Shares      Shares     Shares       Broker
                                 Voted For  Withheld    Against   Abstaining   Non-Votes
                                ---------- ---------   --------  -----------  ----------

Directors
---------
Raymond F. Bentele              18,695,559   141,253           -           -           -
Edward S. Bottum                18,718,460   141,253           -           -           -
Kitty G. Dickerson              18,696,348   141,253           -           -           -
Leonard A. Genovese             18,627,679   141,253           -           -           -
Hal J. Upbin                    18,616,695   141,253           -           -           -
Fred W. Wenzel                  18,605,243   141,253           -           -           -

1995 Omnibus
 Incentive Stock
 Plan                           11,853,635         -   4,802,173     691,751   1,453,692
----------------

1995 Stock Option
 Plan for Nonemployee
 Directors                      14,681,861         -   2,563,406     102,292   1,453,692
---------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 a)   EXHIBITS:

      S.E.C. Exhibit
       Reference No.                                Description
       -------------                -------------------------------------------

           27                       Financial Data Schedule, filed herewith.


 b)   REPORTS ON FORM 8-K:

      No reports were filed on Form 8-K during the three months ended October 31, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



November 29, 1995                     /s/ Thomas H. Pollihan
                                      ---------------------------------------
                                      Thomas H. Pollihan
                                      Vice President, Secretary and
                                      General Counsel



November 29, 1995                     /s/ James C. Jacobsen
                                      ---------------------------------------
                                      James C. Jacobsen
                                      Vice Chairman
                                      (Chief Financial Officer)