Form 10-Q
period 1996-01-31
KELLWOOD CO
filed 1996-03-01
CIK 55080

========================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1996

                                OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ------------------- to -------------------



                   Commission File Number 1-7340

                           KELLWOOD COMPANY
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                  36-2472410
--------------------------------------      ---------------------------------
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)             Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO        63178
---------------------------------------------------      ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (314) 576-3100

=============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES  X    NO
                           ---      ---

Number of shares of common stock, par value $.01, outstanding at
January 31, 1996 (only one class):  21,196,649
                                   -------------

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



                               PART I.  FINANCIAL INFORMATION
                               -------------------------------
                              KELLWOOD COMPANY AND SUBSIDIARIES
                              ---------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      ------------------------------------------------
                                   (Amounts in thousands)


                                               January 31,       April 30,
                                          ---------------------  ---------
                                             1996       1995       1995
                                          ----------  ---------  ---------
ASSETS
------
Current assets:
  Cash and time deposits                 $    13,485  $  11,525  $  11,082
  Receivables, net                           192,016    196,753    240,045
  Inventories                                280,369    253,938    239,461
  Prepaid taxes and expenses                  27,695     20,179     20,687
                                          ----------   --------   --------
     Total current assets                    513,565    482,395    511,275

Property, plant and equipment, net            64,749     68,772     63,629
Intangible assets, net                       119,919    134,394    131,527
Other assets                                  66,640     59,190     61,706
                                          ----------   --------   --------

                                         $   764,873  $ 744,751  $ 768,137
                                          ==========   ========   ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
  Current portion of long-term debt      $    18,193  $   8,221  $   8,276
  Notes payable                              133,330    115,160    124,267
  Accounts payable                            76,981     71,269     77,863
  Accrued expenses                            53,000     46,132     63,947
                                          ----------   --------   --------

     Total current liabilities               281,504    240,782    274,353

Long-term debt                               126,178    145,238    144,793
Deferred income taxes and other               39,681     39,013     40,794

Shareowners' equity:
  Common stock                                94,374     93,219     93,400
  Retained earnings                          261,836    265,616    253,736
  Cumulative translation adjustment           (8,788)    (8,901)    (8,861)
                                          ----------   --------   --------

                                             347,422    349,934    338,275
  Less treasury stock, at cost               (29,912)   (30,216)   (30,078)
                                          ----------   --------   --------

     Total shareowners' equity               317,510    319,718    308,197
                                          ----------   --------   --------

                                         $   764,873  $ 744,751  $ 768,137
                                          ==========   ========   ========
See notes to condensed consolidated financial statements.

                              KELLWOOD COMPANY AND SUBSIDIARIES
                              ---------------------------------
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                  --------------------------------------------------------
                        (Amounts in thousands except per share data)


                                      Three Months Ended       Nine Months Ended
                                          January 31,             January 31,
                                    ----------------------  -----------------------
                                        1996        1995        1996        1995
                                    ----------  ----------  -----------   ---------

Net sales                           $  288,490  $  291,493  $ 1,054,750   $ 968,454

Costs and expenses:
  Cost of products sold                235,840     239,984      844,230     775,211
  Selling, general and
   administrative expenses              47,839      46,882      153,188     138,214
  Amortization of intangible
   assets                                3,803       4,092       11,650      10,951
  Gain on disposal of assets                 -           -            -        (104)
  Interest expense                       5,058       4,862       17,266      13,244
  Interest income and other,
   net                                    (606)       (908)      (1,503)     (2,671)
                                     ---------   ---------   ----------   ---------
Earnings before income taxes            (3,444)     (3,419)      29,919      33,609

Income taxes                            (1,400)     (1,400)      12,300      13,800
                                     ---------   ---------   ----------   ---------

Net earnings                        $   (2,044) $   (2,019) $    17,619   $  19,809
                                     =========   =========   ==========   =========


Weighted average shares
 outstanding:
  Primary                               21,180      21,100       21,156      21,068
                                     =========   =========   ==========   =========

  Fully diluted                         21,411      21,479       21,389      21,453
                                     =========   =========   ==========   =========

Earnings per share:
  Primary                           $     (.10) $     (.10) $       .83  $      .94
                                     =========   =========   ==========   =========

  Fully diluted                     $     (.09) $     (.09) $       .82  $      .93
                                     =========   =========   ==========   =========


Dividends paid per share            $      .15  $      .15  $       .45  $      .45
                                     =========   =========   ==========   =========

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


                                                          Nine Months Ended
                                                             January 31,
                                                        ---------------------
                                                           1996       1995
                                                        ---------   ---------
Operating activities:
  Net earnings                                          $  17,619   $  19,809
  Add (deduct) items not affecting operating
   cash flows:
    Depreciation and amortization                          21,244      20,319
    Increase in prepaid pension cost                       (5,681)     (5,547)
    Gain on disposal of assets, net of write-offs               -        (104)
    Deferred taxes and other                                  121        (501)
                                                         --------    --------
                                                           33,303      33,976

  Changes in noncash working capital components,
   net of effect of acquisition:
    Receivables                                            48,029      19,431
    Inventories                                           (40,908)    (34,577)
    Prepaid expenses                                       (7,008)       (371)
    Accounts payable                                         (882)     (4,405)
    Accrued expenses                                      (10,947)    (29,199)
                                                         --------    --------

       Net cash provided by (used for)
        operating activities                               21,587     (15,145)
                                                         --------    --------

Investing activities:
  Additions to property, plant and equipment              (13,795)     (7,636)
  Proceeds from disposal of assets                          2,750       4,724
  Investment in subsidiaries                                    -     (52,885)
  Other investing activities                                 (125)        529
                                                         --------    --------

       Net cash (used for) investing activities           (11,170)    (55,268)
                                                         --------    --------

Financing activities:
  Proceeds from notes payable, net                          9,063      79,815
  Reduction of long-term debt                              (8,698)     (8,471)
  Dividends paid                                           (9,519)     (9,483)
  Stock transactions under incentive plans                  1,140       2,411
                                                         --------    --------

       Net cash (used for) provided by
        financing activities                               (8,014)     64,272
                                                         --------    --------

Net increase (decrease) in cash and time deposits           2,403      (6,141)
Cash and time deposits - beginning of period               11,082      17,666
                                                         --------    --------

Cash and time deposits - end of period                  $  13,485   $  11,525
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

2.   Total inventory consisted of:


                                        January 31,       April 30,
                               -----------------------   ----------
                                    1996        1995        1995
                               -----------   ---------   ----------

       Finished goods          $   153,215   $ 114,491   $ 108,656
       Work in process              63,874      65,918      64,180
       Raw materials                63,280      73,529      66,625
                                ----------    --------    --------
                               $   280,369   $ 253,938   $ 239,461
                                ==========    ========    ========

     If inventories were valued at current replacement costs, they would have totalled $289,391, $262,796 and $247,356 at
     January 31, 1996, January 31, 1995, and April 30, 1995,
     respectively.

3.   Intangible assets consisted of:


                                       January 31,       April 30,
                               ----------------------   ----------
                                   1996        1995        1995
                               ----------   ---------   ----------
       Goodwill                $  101,907   $  97,874   $  99,032
       Other identifiable
        intangibles                90,884     107,371      90,910
                                ---------    --------    --------
                                  192,791     205,245     189,942

       Less accumulated
        amortization               72,872      70,851      58,415
                                ---------    --------    --------

                               $  119,919   $ 134,394   $ 131,527
                                =========    ========    ========

4. Revolving credit agreements dated June 24, 1994, and totalling $120,000 expire June 22, 1996 ($50,000), and June 24, 1997
     ($70,000). Each borrowing under the agreements bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount outstanding. At January 31, 1996, the entire $120,000 was available for future borrowings. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
           (Amounts in thousands except per share data)
                            (Continued)

5. On September 30, 1994, all of the capital stock of Halmode Apparel, Inc., a multidivisional womens apparel maker, was purchased for cash. The acquisition has been accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets. Had the purchase taken place
     May 1, 1994, unaudited pro forma consolidated net sales would have been $291,493 for the three months ended January 31, 1995, and $1,029,966 for the nine months ended January 31, 1995. Consolidated net earnings and earnings per share would not have been significantly different.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------


RESULTS OF OPERATIONS
---------------------

Third quarter sales decreased slightly from the same period last year. Despite the third quarter decline, sales still reached record levels for the nine months ended January 31, 1996.

Kellwood generally sells its products prior to the principal retail selling seasons including spring, summer, fall and holiday. Sales and earnings for the third quarter, ending January 31, have historically been lower than other quarters of the fiscal year since the last half of the third quarter falls between the peak periods for the holiday and spring selling seasons.

Sales by Domestic branded operations increased 1% for the quarter and 14% for the nine month period. The nine month increase in branded sales is principally attributable to the acquisitions of Halmode Apparel and David Dart. Sales from the branded portfolio accounted for 70% of Kellwood's total volume for the nine months ended January 31, 1996. This compares to 67% for the same period last year. The lackluster retail holiday season was especially felt by our branded units where operating profits were negatively impacted by intense margin pressure.

Sales by Domestic private label operations declined 6% for the quarter and 5% for the nine month period. Adjusting last year's volume for the Home Fashions division which was sold in December, 1994, Domestic private label sales were flat for the quarter but up 5% for the nine month period. Operating profits in the Domestic private label portfolio were improved as a result of several successful private label programs with key customers as well as from the divestiture of the Home Fashions division.

Sales by Far East operations were down 3% for the quarter but up 3% for the nine month period. Despite the third quarter decline in volume, operating profits improved as production shifted from the closed plant in Saipan to more efficient plants in Hong Kong, China and Sri Lanka. In October, the Company received $2.7 million in proceeds from the sale of assets in Saipan. The costs of the divestiture have remained in line with the provision established in the fourth quarter last year.

The increase in interest expense for the nine months ended January 31, 1996 correlates with the increase in average outstanding debt coupled with overall higher rates.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------
                           (Continued)


FINANCIAL CONDITION
-------------------

The current ratio was 1.8 to 1 at January 31, 1996 as compared to
1.9 to 1 at April 30, 1995 and 2.0 at January 31, 1995. The decrease in the current ratio was partially due to increased short-term debt as an additional $10 million of scheduled maturities on long-term debt shifted to current status. Inventory levels have also increased but remain in balance with anticipated future demand. Accounts receivable have declined from April 30, 1995 in response to seasonal fluctuations in sales.

Cash used for investing activities and cash provided by financing activities were both substantially higher last year because of the acquisition of Halmode Apparel in September, 1994. Total debt represents 47% of capitalization at January 31, 1996 and April 30, 1995 as compared to 46% at January 31, 1995. In June, 1994 Kellwood negotiated a $120 million fully committed revolving credit agreement. At January 31, 1996 the entire $120 million was available for future borrowings.

Cash provided by operations and borrowings under various lines of credit are the primary sources of liquidity. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.


OUTLOOK
-------

With the retail environment showing little sign of improvement in the near term, Kellwood expects sales to be flat in the last quarter of the year. However, earnings are expected to show substantial improvement in the fourth quarter as the Company realizes some of the benefits from the steps it took last year to improve future profitability.

                    PART II.  OTHER INFORMATION
                    ---------------------------

                         KELLWOOD COMPANY
                         ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 a)  EXHIBITS:

   S.E.C. Exhibit
    Reference No.                             Description
   --------------              ------------------------------------------
        27                     Financial Data Schedule, filed herewith.

 b)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the three months ended January 31, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



March 1, 1996                  /s/ Thomas H. Pollihan
                               ---------------------------------
                               Thomas H. Pollihan
                               Vice President, Secretary and
                               General Counsel



March 1, 1996                  /s/ James C. Jacobsen
                               ---------------------------------
                               James C. Jacobsen
                               Vice Chairman
                               (Chief Financial Officer)