Form 10-K
period 1996-04-30
KELLWOOD CO
filed 1996-07-02
CIK 55080

=====================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934     [FEE REQUIRED]
     For the fiscal year ended       April 30, 1996
                               --------------------------------------
                                              OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934     [NO FEE REQUIRED]
     For the transition period from ------------------ to -----------

                 Commission File Number    1-7340
                                        --------------

                          KELLWOOD COMPANY
- ---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            DELAWARE                                   36-2472410
- -------------------------------                  --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO        63178
- ---------------------------------------------------    --------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (314)576-3100
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS             ON WHICH REGISTERED
           -------------------            ---------------------
      Common Stock, par value $.01        New York Stock Exchange
      Preferred Stock Purchase Rights     New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:  None

=====================================================================

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

At June 24, 1996, Kellwood Company had 21,240,543 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on
June 24, 1996 (based upon the closing price of these shares on the
New York Stock Exchange) held by nonaffiliates was approximately
$387,640,000.
- ---------------------------------------------------------------------
                 DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareowners for fiscal year ended April 30, 1996
(Item 1 in Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Proxy Statement for Annual Meeting of Shareowners to be held on August 22, 1996 (Items 10, 11, 12 and 13 in Part III).

                               PART I

ITEM 1.    BUSINESS

     (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood
Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

          During the second half of the 1980's and the first half of the 1990's, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired the following 14 domestic companies.

                            Company Name                         Date of Acquisition
                            ------------                         -------------------
     *  Cape Cod-Cricket Lane, Inc.<F1>  . . . . . . .              March, 1985
     *  Parsons Place Apparel Company, Ltd. (Sag Harbor)<F1>        June, 1986
     *  E Z Sportswear (Melrose)<F1> . . . . . . . . .              December, 1986
     *  En Chante, Inc.<F1>  . . . . . . . . . . . . .              December, 1986
     *  Robert Scott Ltd., Inc. (Robert Scott/David
           Brooks)<F1> . . . . . . . . . . . . . . . .              July, 1987
           David Brooks Ltd., Inc.,<F1>
           and Andrew Harvey Ltd.<F1>
     *  American Recreation Products, Inc. . . . . . .              November, 1988
     *  Slumberjack, Inc.<F1>  . . . . . . . . . . . .              September, 1989
     *  Crowntuft Manufacturing Corp.<F1>  . . . . . .              October, 1989
     *  decorp INC.<F1>  . . . . . . . . . . . . . . .              October, 1990
     *  California Ivy, Inc. (Ivy) <F1>  . . . . . . .              July, 1992
     *  A. J. Brandon, Inc.<F1>. . . . . . . . . . . .              December, 1992
     *  Goodman Knitting Co., Inc.<F1> . . . . . . . .              July, 1993
     *  Halmode Apparel, Inc.. . . . . . . . . . . . .              September, 1994
     *  David Dart, Inc. . . . . . . . . . . . . . . .              November, 1994
           and Force One, Inc.

        <F1>  Subsequent to acquisition, these companies were
              liquidated and consolidated into Kellwood Company as separate divisions except for Slumberjack, Inc. which was liquidated and consolidated into American Recreation Products, Inc. The purpose of these consolidations was to simplify the Company's organizational structure, and has no impact on the operations of these divisions.

          These companies are principally marketers of branded apparel except for American Recreation Products, Inc. and Slumberjack which are manufacturers and marketers of branded camping soft goods and Crowntuft Manufacturing Corp. which is a vertically integrated manufacturer of chenille robes.

          In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Smart Shirts, since its acquisition, continued to diversify its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, Saipan and Costa Rica. During fiscal year 1996, the Company shut down the facilities in Saipan and Costa Rica.

          Kellwood has invested $291 million acquiring companies since the inception of the acquisition program that began in 1985. These investments were primarily financed by cash provided from operations and short-term borrowings. Except for recent acquisitions, Kellwood's short-term borrowings related to these acquisitions were subsequently replaced with long-term notes due insurance companies or repaid with cash repatriated from Kellwood's Far East operations, other cash provided by operations, or cash provided by the public sale of common stock. The total investment in subsidiaries during 1996, 1995 and 1994 was approximately $4,935,000, $55,218,000, and $28,324,000, respectively.

          As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 7% of total sales in fiscal year 1996, compared to 50% in fiscal year 1985.

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

          (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions within the apparel and related soft goods industry are continually being considered, and it is anticipated that external and internal demands will generate increasing requirements for capital. The Company has negotiated a new credit facility agreement in the amount of $300 million, of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. The new credit facility was effective May 31, 1996. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

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

          (vii) Approximately $142,857,000 (10%) of the Company's sales in the fiscal year ended April 30, 1996, were to J.
C. Penney Company, Inc. ("J. C. Penney"). No customer accounts for more than 10% of the Company's revenues. Other information relating to J. C. Penney is set forth in the Company's 1996 Annual Report to Shareowners, under the caption "Significant Customers" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. The Company's management believes that the relationship with J. C. Penney will continue into the foreseeable future.

          (viii) Approximately 20% of the Company's domestic sales are produced under contracts for distribution on a seasonal basis. It is normal for the merchandise manufactured under these contracts to be sold within 12 months after production. Because of this, the Company does not believe backlog is important for this merchandise. In addition to these contracts, the backlog for domestic operations totalled approximately $390 million as of April 30, 1996 ($376 million - 1995). The backlog for Far East operations totalled approximately $75 million ($77 million - 1995). All of the Company's backlog is expected to be filled within 12 months.

          (ix) Government contracts or subcontracts with the Company are not material.

          (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

          (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $612,000 and $525,000 were spent on research and development activities during fiscal years 1996 and 1995 respectively. The dollar amount spent in the research and development activities during fiscal 1994 was not material.

          (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

          (xiii)     At the end of fiscal 1996, there were
approximately 16,500 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

     (d) Except for its Far East operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Far East companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each geographic area are set forth in the Company's 1996 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. The risk attendant to the Company's Far East operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Far East manufacturing capacity to various countries help to mitigate these risks.

ITEM 2.   PROPERTIES

     At April 30, 1996, the Company operated 30 production plants and various distribution facilities. Domestic business operated 18 plants in 8 states, two plants in the Dominican Republic, one plant in Honduras, one plant in El Salvador and one plant in Canada. These domestically managed plants aggregated to approximately 3,100,000 square feet and were operating at an estimated 91% of capacity at April 30, 1996. Sixteen of these domestically managed plants were primarily producing private label goods and seven were primarily producing branded goods. The Company's Far East subsidiaries operated seven plants which aggregated to approximately 650,000 square feet and were operating at an estimated 90% of capacity. Far East subsidiaries manage operations in Hong Kong, Sri Lanka and China.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JUNE 24, 1996

      Name of                                   Office and Employment During
      Officer          Age                       the Last Five Fiscal Years
- ------------------     ---    ----------------------------------------------------------------
William J. McKenna     69        Chairman and Chief Executive Officer since November 22, 1994;
                                 Chairman, President and Chief Executive Officer (1991-1994)

James C. Jacobsen      61        Vice Chairman since November 22, 1994; Executive Vice
                                 President Administration (1989-1994)

Hal J. Upbin           57        President and Chief Operating Officer since November 22,
                                 1994; Executive Vice President Corporate Development (1992-
                                 1994); Vice President Corporate Development (1990-1992);
                                 President of American Recreation Products, Inc. (subsidiary)
                                 (1988-1992) and Director since May 1, 1991

Enoch Harding, Jr.     65        Executive Vice President Operations since April 3, 1995;
                                 President of Kellwood Sportswear (1989-1995)

John R. Henderson      48        Vice President Merchandising since June 1, 1995; Director of
                                 Merchandising (1993-1995); Executive Vice President Marketing
                                 of Kellwood She Knows (1992-1993)

Harry B. Holding       59        Executive Vice President Marketing since May 30, 1991

Lawrence E. Hummel     53        Vice President Controller since February 25, 1992; Controller
                                 (1983-1992)

Roger D. Joseph        54        Vice President Treasurer since February 25, 1992; Treasurer
                                 (1986-1992)

Leon M. McWhite        54        Vice President Human Resources since June 1, 1995; Vice
                                 President (1994-1995); President of Kellwood
                                 Lingerie/Activewear (1989-1994)

Verner L. Page         65        Vice President since February 26, 1991

Thomas H. Pollihan     46        Vice President, Secretary and General Counsel since May 27,
                                 1993; General Counsel and Secretary (1989-1993)

Paul M. Rivard         54        Vice President Information Services since May 27, 1993;
                                 Director of Management Information Services (1990-1993)

John A. Turnage        50        Vice President Manufacturing and Sourcing since February 28,
                                 1989

                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

     The information required by this Item is set forth in the Company's 1996 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the Company's 1996 Annual Report to Shareowners, at page 28 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in the Company's 1996 Annual Report to Shareowners, at pages 29 and 30 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated May 30, 1996, appearing at pages 18 to 30 of the Company's 1996 Annual Report to Shareowners, are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 1996 Annual Meeting of Shareowners, at pages 3 and 4 under the captions "Nominees for Election to Serve Until 1998" and "Directors Continuing to Serve Until 1997," which information is incorporated herein by reference.

     (b) Reference is made to "Executive Officers of the Registrant as of June 24, 1996" in Part I after Item 4.

     (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

     (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

     (e) Each of the officers named in Part I was elected to serve in the office indicated until the first meeting of the Board of Directors following the Annual Meeting of Shareowners in August 1996 and until his successor is elected and qualified.

     (f) There are no legal proceedings involving directors, nominees for directors, or officers.

     The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the

1996 Annual Meeting of Shareowners at page 14 under the caption
"Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the 1996 Annual Meeting of
Shareowners, at pages 7 through 14 under the captions
"Compensation of Executive Officers," "Retirement Program," and
"Other Officer Agreements," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the 1996 Annual Meeting of
Shareowners, at pages 2 and 6 under the captions "Security
Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Company's Proxy Statement for the 1996 Annual Meeting of
Shareowners, at page 12 under the caption "Compensation Committee
Interlocks and Insider Participation," which information is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated May 30, 1996, appearing at pages 18 to 30 of the 1996 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 1996 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1996 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

          (i)   Financial Statements:

                Report of Independent Accountants

                Consolidated Statement of Earnings, Years Ended
                April 30, 1996, 1995 and 1994

                Consolidated Balance Sheet, April 30, 1996 and 1995

                Consolidated Statement of Cash Flows, Years Ended
                April 30, 1996, 1995 and 1994

                Consolidated Statement of Shareowners' Equity,
                Years Ended April 30, 1996, 1995 and 1994

                Notes to Consolidated Financial Statements

          (ii)  Report of Independent Accountants on Financial
                Statement Schedule:

                Financial Statement Schedule for the Years Ended
                April 30, 1996, 1995 and 1994:
                Valuation and Qualifying Accounts (Schedule VIII)

                Consent of Independent Accountants

          (iii) Exhibits:

                Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
- --------------                       -----------
    3.1         - Restated Certificate of Incorporation of Kellwood
                  Company, as amended, incorporated herein by
                  reference to Form 10-Q for the quarter ended July
                  31, 1987, SEC File No. 1-7340.

    3.2         - By-Laws, as amended through November 21, 1995,
                  filed herewith.

    4.1         - Note Purchase Agreement dated December 29, 1986,
                  with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1987, SEC File No. 1-7340.

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

    4.3         - Note Agreement dated July 1, 1993, incorporated
                  herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

    4.4         - Rights to Acquire Series A Junior Preferred
                  Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St.
                  Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective
                  June 24, 1986 and Amendment dated August 21,
                  1990, incorporated herein by reference to Form
                  10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3, 1996, SEC File No. 1-7340.

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

    4.7         - Credit Agreement dated as of May 31, 1996 among
                  Kellwood Company, certain commercial lending institutions, and The Bank of Nova Scotia, as Administrative Agent and Syndication Agent, and
                  Bank of America National Trust and Savings
                  Association, as documentation Agent, filed herewith.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
- --------------                       -----------
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

    10.4<F*>    - 1995 Stock Option Plan For Nonemployee Directors
                  and 1995 Omnibus Incentive Stock Option Plan,
                  incorporated herein by reference to Appendixes A
                  & B to the Company's definitive proxy statement
                  dated July 13, 1995, SEC File No. 1-7340.

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

    13          - Portions of the Annual Report to Shareowners for
                  the fiscal year ended April 30, 1996, which are
                  incorporated by reference at Item 1 in Part I,
                  Items 5, 6, 7 and 8 in Part II, and Part IV;
                  filed herewith.

    21          - Subsidiaries of the Company

    23          - Consent of Independent Accountants, appearing at
                  page 12 of this report.

    24          - Powers of Attorney:  Ms. Dickerson and Messrs.
                  Bentele, Bottum, Genovese, Hunter, Marcus, Upbin
                  and Wenzel; filed herewith.

    27          - Financial Data Schedule, filed herewith.

<F*> Denotes management contract or compensatory plan.

(b)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the three months ended April 30, 1996.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KELLWOOD COMPANY



Dated: June 25, 1996                  /s/ Thomas H. Pollihan
                                     --------------------------------
                                     Thomas H. Pollihan
                                     Vice President, Secretary and
                                     General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.

      Signature                    Title                           Date
      ---------                    -----                           ----
 /s/ William J. McKenna
- ------------------------  Director, Chairman of the            June 25, 1996
   William J. McKenna     Board, Chief Executive Officer
                          (principal executive officer)

 /s/ James C. Jacobsen
- ------------------------  Director, Vice Chairman              June 25, 1996
   James C. Jacobsen      (principal financial and
                          accounting officer)

   Hal J. Upbin           Director, President and
                          Chief Operating Officer

   Raymond F. Bentele     Director
                                                                /s/ Thomas H. Pollihan
                                                               ------------------------
   Edward S. Bottum       Director                             Thomas H. Pollihan
                                                               Attorney-in-fact
   Kitty G. Dickerson     Director                             June 25, 1996

   Leonard A. Genovese    Director

   Jerry M. Hunter        Director

   James S. Marcus        Director

   Fred W. Wenzel         Director

                REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Kellwood Company

     Our audits of the consolidated financial statements referred to in our report dated May 30, 1996 appearing at page 18 of the 1996 Annual Report to Shareowners of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

St. Louis, Missouri
May 30, 1996








                 CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033-64847) of Kellwood Company of our report dated May 30, 1996 appearing at page 18 of the 1996 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears at page 12 on this Form 10-K.



/s/ PRICE WATERHOUSE LLP

St. Louis, Missouri
June 25, 1996

                               KELLWOOD COMPANY AND SUBSIDIARIES
                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                        (In Thousands)

Column A                            Column B          Column C           Column D         Column E
- --------                            --------    ---------------------    --------         --------
                                                     Additions
                                                ---------------------
                                   Balance at   Charged to Charged to                      Balance
                                   beginning    costs and    other                         at end
   Description                     of period    expenses    accounts    Deductions        of period
   -----------                     ---------    ---------- ----------   ----------        ---------

YEAR ENDED APRIL 30, 1996:

Allowance for
doubtful accounts                    $5,709       $1,601       --       $2,085 <FB>        $5,225

YEAR ENDED APRIL 30, 1995:

Allowance for
doubtful accounts                     4,273          920        492 <FA>   (24)<FB>         5,709

YEAR ENDED APRIL 30, 1994:

Allowance for
doubtful accounts                     4,118        1,152       --          997 <FB>         4,273




<FA> Balance acquired with acquisition.
<FB> Write-off bad debts (recoveries), net

                                   EXHIBIT INDEX
                                   -------------

S.E.C. Exhibit
Reference No.                        Description
- --------------                       -----------

     3.1             -    Restated Certificate of Incorporation of
                          Kellwood Company, as amended,
                          incorporated herein by reference to Form
                          10-Q for the quarter ended July 31, 1987,
                          SEC File No. 1-7340.

     3.2             -    By-Laws, as amended through November 21,
                          1995, filed herewith.

     4.1             -    Note Purchase Agreement dated December
                          29, 1986, with exhibits, incorporated
                          herein by reference to Form 10-Q for the
                          quarter ended January 31, 1987, SEC File
                          No. 1-7340.

     4.2             -    Indenture between the Registrant and
                          Centerre Trust Company of St. Louis, and
                          the 9% Convertible Subordinated
                          Debentures due 1999, incorporated herein
                          by reference to Registration Statement on
                          Form S-2, Registration No. 2-93522,
                          effective October 18, 1984.

     4.3             -    Note Agreement dated July 1, 1993,
                          incorporated herein by reference to Form
                          10-Q for the quarter ended July 31, 1993,
                          SEC File No. 1-7340.

     4.4             -    Rights to Acquire Series A Junior
                          Preferred Stock, pursuant to a Rights
                          Agreement between the registrant and
                          Centerre Trust Company of St. Louis,
                          incorporated herein by reference to
                          Registration Statement on Form 8-A,
                          effective June 24, 1986 and Amendment
                          dated August 21, 1990, incorporated
                          herein by reference to Form 10-Q for the
                          quarter ended October 31, 1990, and
                          Amendment dated May 31, 1996 incorporated
                          herein by reference to Form 8-A/A
                          effective June 3, 1996, SEC File No. 1-
                          7340.

     4.5             -    Note Purchase Agreement dated December 1,
                          1987, with exhibits, incorporated herein
                          by reference to Form 10-Q for the quarter
                          ended January 31, 1988, SEC File No. 1-
                          7340.

     4.6             -    Note Purchase Agreement dated December
                          15, 1989, with exhibits, incorporated
                          herein by reference to the Form 10-Q for
                          the quarter ended January 31, 1990, SEC
                          File No. 1-7340.

     4.7             -    Credit Agreement dated as of May 31, 1996
                          among Kellwood Company, certain
                          commercial lending institutions, and The
                          Bank of Nova Scotia, as Administrative
                          Agent and Syndication Agent, and Bank of
                          America National Trust and Savings
                          Association, as documentation Agent,
                          filed herewith.

S.E.C. Exhibit
Reference No.                        Description
- --------------                       -----------
     10.2<F*>   -    Employment Agreement dated December 9, 1992,
                     between Kellwood Company and William J.
                     McKenna, effective December 1, 1992,
                     incorporated herein by reference to the Form
                     10-Q for the quarter ended January 31, 1993,
                     SEC File No. 1-7340, and Amendment dated May
                     28, 1993, effective May 1, 1993, incorporated
                     herein by reference to Form 10-K for the fiscal
                     year ended April 30, 1993, SEC File No. 1-7340.

     10.3<F*>   -    Form of Employment Agreement dated November 30,
                     1984, between Kellwood Company and executive
                     officers, incorporated herein by reference to
                     Form 10-K for the fiscal year ended April 30,
                     1985, SEC File No. 1-7340.

     10.4<F*>   -    1995 Stock Option Plan For Nonemployee
                     Directors and 1995 Omnibus Incentive Stock
                     Option Plan, incorporated herein by reference
                     to Appendixes A & B to the Company's definitive
                     proxy statement dated July 13, 1995, SEC File
                     No. 1-7340.

     10.5<F*>   -    Deferred Compensation Retirement Benefit
                     Agreement dated November 14, 1991, between
                     Kellwood Company and Harry B. Holding,
                     incorporated herein by reference to Form 10-K
                     for the fiscal year ended April 30, 1992, SEC
                     File No. 1-7340.

     10.6<F*>   -    Death Benefit Compensation Agreement dated
                     November 14, 1991, between Kellwood Company and
                     Harry B. Holding, effective July 17, 1991,
                     incorporated herein by reference to Form 10-K
                     for the fiscal year ended April 30, 1992, SEC
                     File No. 1-7340.

     10.7<F*>   -    Corporate Development Incentive Plan of 1986
                     (As Amended) formerly the Key Executive Long-
                     Term Incentive Plan of 1983, incorporated
                     herein by reference to Form 10-K for the fiscal
                     year ended April 30, 1994, SEC File No. 1-7340.

     13         -    Portions of the Annual Report to Shareowners
                     for the fiscal year ended April 30, 1996, which
                     are incorporated by reference at Item 1 in Part
                     I, Items 5, 6, 7 and 8 in Part II, and Part IV;
                     filed herewith.

     21         -    Subsidiaries of the Company

     23         -    Consent of Independent Accountants, appearing
                     at page 12 of this report.

     24         -    Powers of Attorney:  Ms. Dickerson and Messrs.
                     Bentele, Bottum, Genovese, Hunter, Marcus,
                     Upbin and Wenzel; filed herewith.

     27         -    Financial Data Schedule, filed herewith.

<F*> Denotes management contract or compensatory plan.