Form 10-Q
period 1996-07-31
KELLWOOD CO
filed 1996-09-04
CIK 55080

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---    SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 31, 1996

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                      ------------------    ------------------


                         Commission File Number 1-7340

                               KELLWOOD COMPANY
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


               DELAWARE                                 36-2472410
- --------------------------------------      ----------------------------------
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)               Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                   63178
- ---------------------------------------------------               ------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100

==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                   ----     ----


Number of shares of common stock, par value $.01, outstanding at July 31, 1996 (only one class): 21,250,665
                     ---------------

                                     KELLWOOD COMPANY
                                     ----------------

                                           INDEX
                                           -----

                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION

           Condensed Consolidated Balance Sheet                        3

           Condensed Consolidated Statement of Earnings                4

           Condensed Consolidated Statement of Cash Flows              5

           Notes to Condensed Consolidated Financial
            Statements                                               6-7

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8


PART II.   OTHER INFORMATION                                           9

                              PART I.  FINANCIAL INFORMATION
                              ------------------------------

                             KELLWOOD COMPANY AND SUBSIDIARIES
                             ---------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     ------------------------------------------------
                                  (Amounts in thousands)

                                                            July 31,
                                                     -----------------------  April 30,
                                                        1996         1995        1996
                                                     ----------   ----------  ----------
ASSETS
- ------

Current assets:
    Cash and time deposits                            $ 22,968     $ 12,178    $ 25,043
    Receivables, net                                   208,832      238,008     235,108
    Inventories                                        293,257      284,229     264,583
    Prepaid taxes and expenses                          20,817       21,127      19,624
                                                      --------     --------    --------

        Total Current Assets                           545,874      555,542     544,358

Property, plant and equipment, net                      62,467       68,142      63,808
Intangible assets, net                                 116,577      127,575     120,401
Other assets                                            70,471       63,365      68,121
                                                      --------     --------    --------

                                                      $795,389     $814,624    $796,688
                                                      ========     ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

Current liabilities:
    Current portion of long-term debt                 $ 18,217     $  8,296    $ 18,198
    Notes payable                                      152,818      183,583     128,765
    Accounts payable                                    84,111       74,138      98,148
    Accrued expenses                                    50,212       55,573      61,179
                                                      --------     --------    --------

        Total current liabilities                      305,358      321,590     306,290

Long-term debt                                         122,060      141,405     125,443
Deferred income taxes and other                         39,816       40,853      39,763

Shareowners' equity:
    Common stock                                        94,901       93,715      94,562
    Retained earnings                                  271,693      256,211     269,060
    Cumulative translation adjustment                   (8,794)      (8,943)     (8,800)
                                                      --------     --------    --------

                                                       357,800      340,983     354,822
    Less treasury stock, at cost                       (29,645)     (30,207)    (29,630)
                                                      --------     --------    --------

        Total shareowners' equity                      328,155      310,776     325,192
                                                      --------     --------    --------

                                                      $795,389     $814,624    $796,688
                                                      ========     ========    ========




See notes to condensed consolidated financial statements.

                             KELLWOOD COMPANY AND SUBSIDIARIES
                            ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                ---------------------------------------------------------
                       (Amounts in thousands except per share data)

                                                                    Three Months Ended
                                                                          July 31,
                                                                  ----------------------
                                                                     1996        1995
                                                                  ----------  ----------
Net sales                                                          $327,435    $340,625

Costs and expenses:
    Cost of products sold                                           261,904     271,208
    Selling, general and administrative expenses                     46,789      50,147
    Amortization of intangible assets                                 3,818       3,948
    Interest expense                                                  5,178       5,927
    Interest income and other, net                                     (272)       (149)
                                                                  ---------    --------

Earnings before income taxes                                         10,018       9,544

Income taxes                                                          4,200       3,900
                                                                  ---------    --------

Net earnings                                                      $   5,818    $  5,644
                                                                  =========    ========


Weighted average shares outstanding:
    Primary                                                          21,237      21,132
                                                                  =========    ========

    Fully diluted                                                    21,506      21,505
                                                                  =========    ========

Earnings per share:
    Primary                                                       $     .27    $    .27
                                                                  =========    ========

    Fully diluted                                                 $     .27    $    .26
                                                                  =========    ========


Dividends paid per share                                          $     .15    $    .15
                                                                  =========    ========






See notes to condensed consolidated financial statements.

                             KELLWOOD COMPANY AND SUBSIDIARIES
                            ----------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               -----------------------------------------------------------
                                  (Amounts in thousands)

                                                                Three Months Ended
                                                                      July 31,
                                                              ----------------------
                                                                 1996        1995
                                                              ----------  ----------
Operating activities:
    Net earnings                                               $  5,818    $  5,644
    Add (deduct) items not affecting operating
     cash flows:
       Depreciation and amortization                              6,932       7,259
       Increase in prepaid pension cost                          (2,000)     (1,850)
       Deferred taxes and other                                    (283)        169
                                                               --------    --------

                                                                 10,467      11,222

    Changes in noncash working capital components,
     net of effect of acquisition:
       Receivables                                               26,276       2,037
       Inventories                                              (28,674)    (44,768)
       Prepaid expenses                                          (1,193)       (440)
       Accounts payable                                         (14,037)     (3,725)
       Accrued expenses                                         (10,967)     (8,374)
                                                               --------    --------

          Net cash (used for) operating activities              (18,128)    (44,048)
                                                               --------    --------

Investing activities:
    Additions to property, plant and equipment                   (1,782)     (7,890)
    Other investing activities                                        7          69
                                                               --------    --------

          Net cash (used for) investing activities               (1,775)     (7,821)
                                                               --------    --------

Financing activities:
    Proceeds from notes payable, net                             24,053      59,316
    Reduction of long-term debt                                  (3,364)     (3,368)
    Dividends paid                                               (3,185)     (3,169)
    Other financing activities                                      324         186
                                                               --------    --------

          Net cash provided by financing activities              17,828      52,965
                                                               --------    --------

Net (decrease) increase in cash and time deposits                (2,075)      1,096
Cash and time deposits - beginning of period                     25,043      11,082
                                                               --------    --------

Cash and time deposits - end of period                         $ 22,968    $ 12,178
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

      Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1996 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.    Total inventory consisted of:

                                                        July 31,
                                                -----------------------   April 30,
                                                   1996         1995        1996
                                                ----------   ----------  ----------
                    Finished goods               $135,448     $144,216    $110,207
                    Work in process                96,172       70,920      91,682
                    Raw materials                  61,637       69,093      62,694
                                                 --------     --------    --------

                                                 $293,257     $284,229    $264,583
                                                 ========     ========    ========

      If inventories were valued at current replacement costs, they would have totalled $303,898, $292,626 and $274,722 at July 31, 1996, July 31,
      1995, and April 30, 1996, respectively.

3.    Intangible assets consisted of:

                                                        July 31,
                                                -----------------------   April 30,
                                                   1996         1995        1996
                                                ----------   ----------  ----------
                    Goodwill                     $100,765     $ 99,031    $100,765
                    Other identifiable
                     intangibles                   90,840       90,902      90,840
                                                 --------     --------    --------

                                                  191,605      189,933     191,605

                    Less accumulated
                     amortization                  75,028       62,358      71,204
                                                 --------     --------    --------

                                                 $116,577     $127,575    $120,401
                                                 ========     ========    ========

4. Earnings before income taxes for the three months ended July 31, 1996 include net proceeds of $1,889 from the sale of certain excess export quota rights.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                  (Amounts in thousands except per share data)
                                  (Continued)

5. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At July 31, 1996, outstanding short-term loans and letters of credit under the agreement were $40,000 and $84,000, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

OPERATING RESULTS
- -----------------

Kellwood's sales declined 4% for the quarter compared to last year. This decline in volume was anticipated as Kellwood has been and will continue to realign its assets and internal capabilities with the requirements of its retail customers and the ultimate consumer.

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) decreased $0.5 million or 3% for the quarter as compared to the same period last year. The drop in operating earnings was largely due to the decline in volume. Margins were also off from last year. However, the decline in margins was offset by $1.9 million in net proceeds from the sale of certain excess quota rights.

The decrease in interest expense correlates with the decline in average outstanding debt.

FINANCIAL CONDITION
- -------------------

The current ratio remained relatively constant at 1.8 to 1 at July 31, 1996 and April 30, 1996 as compared to 1.7 to 1 at July 31, 1995 but the mix has changed. Accounts receivable have declined in response to the lower sales volume and improved collection results. Inventory levels have increased because of a shift to more offshore sourcing which results in having to carry more goods in transit.

The cash used for investing activities was higher last year because in May, 1995 approximately $5 million was used to purchase an office and warehouse facility for one of Kellwood's existing business units.

Total debt represents 47% of capitalization at July 31, 1996 as compared to 46% at April 30, 1996 and 52% at July 31, 1995. Notes payable have declined from last year as the Company has utilized some of its cash provided by operating activities to pay down its short-term debt. Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At July 31, 1996, $176 million was available for future use.

The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

OUTLOOK
- -------

The retail apparel climate remains sluggish with continued price deflation and margin pressure throughout the entire supply chain. Kellwood has responded by taking a number of steps to improve its competitive position during a soft retail environment. These steps include reducing overhead, more effective sourcing and a better product mix. In addition, the Company has been working on a number of programs and initiatives which should begin to bear fruit during the later half of the fiscal year.

                          PART II.  OTHER INFORMATION
                          ---------------------------

                                KELLWOOD COMPANY
                                ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   a) EXHIBITS:

      S.E.C. Exhibit
      Reference No.                       Description
      -------------         ----------------------------------------
           27               Financial Data Schedule, filed herewith.


   b) REPORTS ON FORM 8-K:

      No reports were filed on Form 8-K during the three months ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 3, 1996               /s/ Thomas H. Pollihan
                                ---------------------------------------------
                                Thomas H. Pollihan
                                Vice President, Secretary and General Counsel



September 3, 1996               /s/ James C. Jacobsen
                                ---------------------------------------------
                                James C. Jacobsen
                                Vice Chairman
                                (Chief Financial Officer)