Form 10-Q
period 1996-10-31
KELLWOOD CO
filed 1996-12-03
CIK 55080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                                       OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from                to
                                               ---------------   ---------------



                         Commission File Number 1-7340

                                KELLWOOD COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                  DELAWARE                                 36-2472410
---------------------------------------------   --------------------------------
        (State or other jurisdiction                     (IRS Employer
      of incorporation or organization)              Identification Number)


600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                     63178
---------------------------------------------------                   ----------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                (314) 576-3100


================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---


Number of shares of common stock, par value $.01, outstanding at October 31, 1996 (only one class): 21,168,993
                      --------------

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


                               PART I.  FINANCIAL INFORMATION
                               ------------------------------

                             KELLWOOD COMPANY AND SUBSIDIARIES
                             ---------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      ------------------------------------------------
                                   (Amounts in thousands)

                                                         October 31,
                                                  -------------------------        April 30,
                                                    1996             1995            1996
                                                  --------         --------        ---------
ASSETS
------

Current assets:
   Cash and time deposits                         $ 40,982         $ 15,593        $ 25,043
   Receivables, net                                258,247          261,390         235,108
   Inventories                                     247,857          236,217         264,583
   Prepaid taxes and expenses                       19,996           19,977          19,624
                                                  --------         --------        --------

      Total current assets                         567,082          533,177         544,358

Property, plant and equipment, net                  63,667           65,704          63,808
Intangible assets, net                             116,873          123,728         120,401
Other assets                                        72,010           64,760          68,121
                                                  --------         --------        --------

                                                  $819,632         $787,369        $796,688
                                                  ========         ========        ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt              $ 20,439         $  8,164        $ 18,198
   Notes payable                                   143,063          127,789         128,765
   Accounts payable                                 96,914           85,283          98,148
   Accrued expenses                                 62,595           64,597          61,179
                                                  --------         --------        --------

      Total current liabilities                    323,011          285,833         306,290

Long-term debt                                     118,996          139,585         125,443
Deferred income taxes and other                     39,863           39,647          39,763

Shareowners' equity:
   Common stock                                     95,113           94,114          94,562
   Retained earnings                               282,943          267,056         269,060
   Cumulative translation adjustment                (8,819)          (8,809)         (8,800)
                                                  --------         --------        --------

                                                   369,237          352,361         354,822
   Less treasury stock, at cost                    (31,475)         (30,057)        (29,630)
                                                  --------         --------        --------

      Total shareowners' equity                    337,762          322,304         325,192
                                                  --------         --------        --------

                                                  $819,632         $787,369        $796,688
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

                                   KELLWOOD COMPANY AND SUBSIDIARIES
                                   ---------------------------------
                        CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                        --------------------------------------------------------
                              (Amounts in thousands except per share data)

                                                 Three Months Ended               Six Months Ended
                                                     October 31,                     October 31,
                                              -----------------------          -----------------------
                                                1996           1995              1996           1995
                                              --------       --------          --------       --------
Net sales                                     $429,435       $425,635          $756,870       $766,260

Costs and expenses:
   Cost of products sold                       341,751        337,182           603,655        608,390
   Selling, general and
    administrative expenses                     54,306         55,202           101,095        105,349
   Amortization of intangible
    assets                                       3,810          3,899             7,628          7,847
   Interest expense                              5,388          6,281            10,566         12,208
   Interest income and other, net                 (758)          (748)           (1,030)          (897)
                                              --------       --------          --------       --------

Earnings before income taxes                    24,938         23,819            34,956         33,363

Income taxes                                    10,500          9,800            14,700         13,700
                                              --------       --------          --------       --------

Net earnings                                  $ 14,438       $ 14,019          $ 20,256       $ 19,663
                                              ========       ========          ========       ========


Weighted average shares
 outstanding:
   Primary                                      21,239         21,157            21,238         21,145
                                              ========       ========          ========       ========

   Fully diluted                                21,557         21,559            21,556         21,547
                                              ========       ========          ========       ========

Earnings per share:
   Primary                                    $    .68       $    .66          $    .95       $    .93
                                              ========       ========          ========       ========

   Fully diluted                              $    .67       $    .65          $    .94       $    .91
                                              ========       ========          ========       ========


Dividends paid per share                      $    .15       $    .15          $    .30       $    .30
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

                                                                      Six Months Ended
                                                                         October 31,
                                                                  ------------------------
                                                                    1996            1995
                                                                  --------        --------
Operating activities:
   Net earnings                                                   $ 20,256        $ 19,663
   Add (deduct) items not affecting operating
    cash flows:
      Depreciation and amortization                                 14,013          14,596
      Increase in prepaid pension cost                              (4,000)         (3,766)
      Deferred taxes and other                                         383            (207)
                                                                  --------        --------

                                                                    30,652          30,286

   Changes in noncash working capital components,
    net of effect of acquisition:
      Receivables                                                  (20,290)        (21,345)
      Inventories                                                   19,048           3,244
      Prepaid expenses                                                (348)            710
      Accounts payable                                              (1,297)          7,420
      Accrued expenses                                              (1,142)            650
                                                                  --------        --------

          Net cash provided by operating activities                 26,623          20,965
                                                                  --------        --------

Investing activities:
   Additions to property, plant and equipment                       (6,090)        (11,272)
   Proceeds from disposal of assets                                      -           2,750
   Investment in subsidiaries                                       (7,185)              -
   Other investing activities                                          166            (526)
                                                                  --------        --------

          Net cash (used for) investing activities                 (13,109)         (9,048)
                                                                  --------        --------

Financing activities:
   Proceeds from notes payable, net                                 14,298           3,522
   Reduction of long-term debt                                      (4,206)         (5,320)
   Dividends paid                                                   (6,373)         (6,343)
   Purchase of treasury stock                                       (1,961)              -
   Stock transactions under incentive plans                            667             735
                                                                  --------        --------

          Net cash provided by (used for)
           financing activities                                      2,425          (7,406)
                                                                  --------        --------

Net increase in cash and time deposits                              15,939           4,511
Cash and time deposits - beginning of period                        25,043          11,082
                                                                  --------        --------

Cash and time deposits - end of period                            $ 40,982        $ 15,593
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

2.    Total inventory consisted of:

                                               October 31,
                                         ----------------------     April 30,
                                           1996          1995         1996
                                         --------      --------     ---------
         Finished goods                  $103,626      $109,006     $110,207
         Work in process                   85,678        64,299       91,682
         Raw materials                     58,553        62,912       62,694
                                         --------      --------     --------

                                         $247,857      $236,217     $264,583
                                         ========      ========     ========

      If inventories were valued at current replacement costs, they would have totalled $258,998, $244,864 and $274,722 at October 31, 1996, October 31,
      1995, and April 30, 1996, respectively.

3.    Intangible assets consisted of:

                                               October 31,
                                         ----------------------     April 30,
                                           1996          1995         1996
                                         --------      --------     ---------
         Goodwill                        $104,877      $ 96,856     $100,765
         Other identifiable
          intangibles                      84,245        90,893       90,840
                                         --------      --------     --------

                                          189,122       187,749      191,605

         Less accumulated
          amortization                     72,249        64,021       71,204
                                         --------      --------     --------

                                         $116,873      $123,728     $120,401
                                         ========      ========     ========


4. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At October 31, 1996, outstanding short-term loans and letters of credit under the agreement were $40,000 and $106,491, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


OPERATING RESULTS
-----------------

Kellwood Company achieved record sales and earnings for the second quarter ended October 31, 1996.

Sales by Domestic branded operations were up slightly for the quarter and down 2% for the six month period. The slowdown in volume was principally due to lower sales in divisions restructured during the second half of the prior fiscal year. Sales for the portfolio, exclusive of restructured divisions, increased 9% for the quarter and 6% for the six month period. Domestic branded sales accounted for 71% of Kellwood's total volume for the six months ended October 31, 1996 compared to 72% last year. The Domestic branded operations continued to contribute significantly to total company earnings.

Sales by Domestic private label operations increased 2% for the quarter and decreased 2% for the six month period. Operating profits in the Domestic private label portfolio have remained strong as a result of a steady stream of successful private label programs with several key retailers.

Sales by Far East operations, principally of high quality private label shirts sold to U.S. department stores and premier mail order houses, increased 4% for both the quarter and six month periods. The customer mix continues to improve as operations gain market share in the better dress shirt and sport shirt categories.

The decrease in interest expense for the six months ended October 31, 1996 correlates with the decrease in average outstanding debt coupled with overall lower rates. The increase in the effective tax rate is due to changes in the earnings mix.

FINANCIAL CONDITION
-------------------

The current ratio remained relatively constant at 1.8 to 1 at October 31, 1996 and April 30, 1996 as compared to 1.9 to 1 October 31, 1995. Cash levels are up primarily due to improvement in our Far East operations. Accounts receivable have remained in line with sales volume. Inventory levels are up 5% from last October because of a shift to more offshore sourcing which results in having to carry more goods in transit.

Cash used for investing activities for the six months ended October 31, 1996 includes approximately $7 million for the purchase of the assets of a small business acquired to complement one of Kellwood's existing business units. The investment activity for the same period last year includes approximately $5 million used to purchase an office and warehouse facility for another Kellwood business unit.

Total debt represents 46% of capitalization at October 31, 1996 which is consistent with the levels carried at both April 30, 1996 and October 31, 1995. In September, the Board of Directors authorized the Company to repurchase from time to time up to 10% of the outstanding shares of its common stock (approximately 2 million shares) in the open market through privately negotiated transactions at management's discretion and depending on market conditions. As of October 31, 1996, the Company had purchased 111,000 shares. Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At October 31, 1996, $154 million was available for future use.

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

Cash provided by operations and borrowing under various lines of credit are the primary sources of liquidity. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

OUTLOOK
-------

Operationally, Kellwood has taken steps to enhance its competitive position by containing overhead spending and shifting more of its contractor production from domestic to offshore. Additionally, the costs of consolidating and restructuring certain businesses, which was largely incurred during the second half of fiscal 1996, is now behind us. The Company has also been working on a number of marketing programs and initiatives with a broad range of leading retailers in each of its three business portfolios. As we move into the second half of this fiscal year, these actions should result in increased market share with the leading retailers in the United States and in improved operating margins in comparison with the prior year.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   a) EXHIBITS:

      S.E.C. Exhibit
      Reference No.                                Description
      -------------                -------------------------------------------

           27                      Financial Data Schedule, filed herewith.


   b) REPORTS ON FORM 8-K:

      No reports were filed on Form 8-K during the three months ended October 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 3, 1996                       /s/ Thomas H. Pollihan
                                       ----------------------------------------
                                       Thomas H. Pollihan
                                       Vice President, Secretary and General
                                       Counsel



December 3, 1996                       /s/ James C. Jacobsen
                                       ----------------------------------------
                                       James C. Jacobsen
                                       Vice Chairman
                                       (Chief Financial Officer)