Form 10-Q
period 1997-01-31
KELLWOOD CO
filed 1997-03-06
CIK 55080

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

 X
--- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1997

                                      OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                    ---------------------   ------------------



                         Commission File Number 1-7340

                               KELLWOOD COMPANY
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                  36-2472410
--------------------------------------   -------------------------------------
   (State or other jurisdiction                        (IRS Employer
  of incorporation or organization)                Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO       63178
---------------------------------------------------    -----------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (314) 576-3100



==============================================================================


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                   ----     ----

Number of shares of common stock, par value $.01, outstanding at January 31, 1997 (only one class): 20,986,921 .
                      ------------

                            KELLWOOD COMPANY
                           -----------------

                                  INDEX
                                 ------

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




                                          PART I.  FINANCIAL INFORMATION
                                          ------------------------------

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                                (Amounts in thousands)
                                                           January 31,
                                                   ---------------------------         April 30,
                                                     1997              1996              1996
                                                   ---------         ---------         ---------
ASSETS
------

Current assets:
   Cash and time deposits                          $  36,678         $  13,485         $  25,043
   Receivables, net                                  200,652           192,016           235,108
   Inventories                                       303,133           280,369           264,583
   Prepaid taxes and expenses                         27,272            27,695            19,624
                                                    --------          --------          --------

     Total current assets                            567,735           513,565           544,358

Property, plant and equipment, net                    62,708            64,749            63,808
Intangible assets, net                               113,038           119,919           120,401
Other assets                                          73,980            66,640            68,121
                                                    --------          --------          --------

                                                   $ 817,461         $ 764,873         $ 796,688
                                                    ========          ========          ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt               $  15,431         $  18,193         $  18,198
   Notes payable                                     163,242           133,330           128,765
   Accounts payable                                   99,071            76,981            98,148
   Accrued expenses                                   56,237            53,000            61,179
                                                    --------          --------          --------

     Total current liabilities                       333,981           281,504           306,290

Long-term debt                                       110,593           126,178           125,443
Deferred income taxes and other                       39,780            39,681            39,763

Shareowners' equity:
   Common stock                                       95,485            94,374            94,562
   Retained earnings                                 281,762           261,836           269,060
   Cumulative translation adjustment                  (8,960)           (8,788)           (8,800)
                                                    --------          --------          --------

                                                     368,287           347,422           354,822
   Less treasury stock, at cost                      (35,180)          (29,912)          (29,630)
                                                    --------          --------          --------

     Total shareowners' equity                       333,107           317,510           325,192
                                                    --------          --------          --------

                                                   $ 817,461         $ 764,873         $ 796,688
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

                                                KELLWOOD COMPANY AND SUBSIDIARIES
                                               ----------------------------------
                                    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                   ---------------------------------------------------------
                                          (Amounts in thousands except per share data)

                                                        Three Months Ended                  Nine Months Ended
                                                            January 31,                        January 31,
                                                  ----------------------------       -----------------------------
                                                     1997              1996              1997              1996
                                                  ----------        ----------       -----------       -----------

Net sales                                         $  315,791        $  288,490       $ 1,072,661       $ 1,054,750

Costs and expenses:
   Cost of products sold                             254,099           235,840           857,754           844,230
   Selling, general and
    administrative expenses                           50,329            47,839           151,424           153,188
   Amortization of intangible
    assets                                             3,794             3,803            11,422            11,650
   Interest expense                                    5,067             5,058            15,633            17,266
   Interest income and other,
    net                                                 (823)             (606)           (1,853)           (1,503)
                                                   ---------         ---------        ----------        ----------

Earnings before income taxes                           3,325            (3,444)           38,281            29,919

Income taxes                                           1,300            (1,400)           16,000            12,300
                                                   ---------         ---------        ----------        ----------

Net earnings                                      $    2,025        $   (2,044)      $    22,281       $    17,619
                                                   =========         =========        ==========        ==========


Weighted average shares
 outstanding:
   Primary                                            21,001            21,180            21,159            21,156
                                                   =========         =========        ==========        ==========

   Fully diluted                                      21,489            21,411            21,661            21,389
                                                   =========         =========        ==========        ==========

Earnings per share:
   Primary                                        $      .10        $     (.10)      $      1.05       $       .83
                                                   =========         =========        ==========        ==========

   Fully diluted                                  $      .09        $     (.09)      $      1.03       $       .82
                                                   =========         =========        ==========        ==========


Dividends paid per share                          $      .15        $      .15       $       .45       $       .45
                                                   =========         =========        ==========        ==========



See notes to condensed consolidated financial statements.

                                             KELLWOOD COMPANY AND SUBSIDIARIES
                                            ----------------------------------
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                ----------------------------------------------------------
                                                  (Amounts in thousands)

                                                                         Nine Months Ended
                                                                            January 31,
                                                                     ----------------------------
                                                                        1997              1996
                                                                     ---------         ---------

Operating activities:
   Net earnings                                                      $  22,281         $  17,619
   Add (deduct) items not affecting operating
    cash flows:
   Depreciation and amortization                                        20,829            21,244
   Increase in prepaid pension cost                                     (6,000)           (5,681)
   Deferred taxes and other                                                672               121
                                                                      --------          --------

                                                                        37,782            33,303

   Changes in noncash working capital components,
    net of effect of acquisition:
   Receivables                                                          37,292            48,029
   Inventories                                                         (36,256)          (40,908)
   Prepaid expenses                                                     (8,011)           (7,008)
   Accounts payable                                                        865              (882)
   Accrued expenses                                                     (7,531)          (10,947)
                                                                      --------          --------

      Net cash provided by
       operating activities                                             24,141            21,587
                                                                      --------          --------

Investing activities:
   Additions to property, plant and equipment                           (8,394)          (13,795)
   Proceeds from disposal of assets                                          -             2,750
   Investment in subsidiaries                                           (7,185)                -
   Other investing activities                                              419              (125)
                                                                      --------          --------

      Net cash (used for) investing activities                         (15,160)          (11,170)
                                                                      --------          --------

Financing activities:
   Proceeds from notes payable, net                                     34,477             9,063
   Reduction of long-term debt                                         (17,617)           (8,698)
   Dividends paid                                                       (9,579)           (9,519)
   Purchase of treasury stock                                           (5,766)                -
   Stock transactions under incentive plans                              1,139             1,140
                                                                      --------          --------

      Net cash provided by (used for)
       financing activities                                              2,654            (8,014)
                                                                      --------          --------

Net increase in cash and time deposits                                  11,635             2,403
Cash and time deposits - beginning of period                            25,043            11,082
                                                                      --------          --------

Cash and time deposits - end of period                               $  36,678         $  13,485
                                                                      ========          ========



See notes to condensed consolidated financial statements.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                 (Amounts in thousands except per share data)


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

2.    Total inventory consisted of:

                                                            January 31,
                                                   ---------------------------         April 30,
                                                     1997               1996             1996
                                                   ---------         ---------         ---------
      Finished goods                               $ 153,836         $ 153,215         $ 110,207
      Work in process                                 90,150            63,874            91,682
      Raw materials                                   59,147            63,280            62,694
                                                    --------          --------          --------

                                                   $ 303,133         $ 280,369         $ 264,583
                                                    ========          ========          ========

      If inventories were valued at current replacement costs, they would have totalled $314,774, $289,391 and $274,722 at January 31, 1997, January 31, 1996, and April 30, 1996, respectively.

3.    Intangible assets consisted of:

                                                            January 31,
                                                   ---------------------------         April 30,
                                                     1997               1996             1996
                                                   ---------         ---------         ---------
      Goodwill                                     $ 104,827         $ 101,907         $ 100,765
      Other identifiable
       intangibles                                    84,245            90,884            90,840
                                                    --------          --------          --------
                                                     189,072           192,791           191,605

      Less accumulated
       amortization                                   76,034            72,872            71,204
                                                    --------          --------          --------

                                                   $ 113,038         $ 119,919         $ 120,401
                                                    ========          ========          ========

4. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit provided that the combined utilization does not exceed $300,000. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. At January 31, 1997, outstanding short-term loans and letters of credit under the agreement were $50,000 and $105,945, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


OPERATING RESULTS
-----------------

Sales reached record levels for both the quarter and the nine months ended January 31, 1997. Earnings for the quarter rebounded from a loss in the prior year and were up 26% for the nine month period.

Kellwood generally sells its products prior to the principal retail selling seasons including spring, summer, fall and holiday. Sales and earnings for the third quarter, ending January 31, have historically been lower than other quarters of the fiscal year since the last half of the third quarter falls between the peak periods for the holiday and spring selling seasons.

Sales by Domestic branded operations increased 12% for the quarter and 2% for the nine month period. The increase in branded sales is principally attributable to growth in popular-to-moderately priced women's apparel as Kellwood continues to gain market share in this segment with the leading retailers. Sales from the branded portfolio accounted for approximately 70% of Kellwood's total volume for both nine month periods. The Domestic branded operations continued to contribute significantly to total company earnings.

Sales by Domestic private label operations increased 10% for the quarter and 1% for the nine month period. Operating profits in the Domestic private label portfolio remained strong as a result of several successful private label programs with key retailers.

Sales by Far East operations, principally of high quality private label shirts sold to U.S. department stores and premier mail order houses, were down 2% for the quarter but up 2% for the nine month period. Without the drain on operations of the Saipan plant, which was sold in October 1995, operating profits in the Far East operations have improved significantly.

The decrease in interest expense for the nine months ended January 31, 1997 correlates with the decrease in average outstanding debt when compared to the same period last year.

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


FINANCIAL CONDITION
-------------------

The current ratio remained relatively constant at 1.7 to 1 at January 31, 1997 as compared to 1.8 to 1 at both April 30, 1996 and January 31, 1996. Cash levels are up primarily due to improvement in our Far East operations. Accounts receivable have declined from April 30, 1996 in response to seasonal
fluctuations in sales.   Inventory levels have increased but remain in
balance with anticipated future demand.

The cash used for investing activities for the nine months ended January 31, 1997 includes approximately $7 million for the purchase of the assets of a small business acquired to compliment one of Kellwood's existing business units. The investment activity for the same period last year includes approximately $5 million used to purchase an office and warehouse facility for another Kellwood business unit.

Total debt represents 46% of capitalization at January 31, 1997 and April 30, 1996 as compared to 47% at January 31, 1996. Notes payable have increased to fund the increase in inventory. In September 1996, the Board of Directors authorized the Company to repurchase from time to time up to 10% of the outstanding shares of its common stock in the open market through privately negotiated transactions at management's discretion and depending on market conditions. As of January 31, 1997, the Company had purchased 324,000 shares.

Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At January 31, 1997, $144 million was available for future use. Cash provided by operations and borrowings under various lines of credit are the primary sources of liquidity. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

OUTLOOK
-------

As we move into the spring shipping season, which began in January, we are looking forward to a continuation of growth in sales and net earnings. We have put in place a number of marketing programs and initiatives in each of our business portfolios. These programs will drive our top line growth during the fourth quarter, which ends April 30, and into our upcoming fiscal year.

                          PART II.  OTHER INFORMATION
                          ---------------------------

                               KELLWOOD COMPANY
                               ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   a) EXHIBITS:

      S.E.C. Exhibit
      Reference No.                         Description
      -------------      ----------------------------------------------------

          10.2 Employment agreement dated December 9, 1992, between Kellwood Company and William J. McKenna, effective December 1, 1992, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1993, SEC File No. 1-7340; Amendment dated May 28, 1993, effective May 1,
                         1993, incorporated herein by reference to Form
                         10-K for the fiscal year ended April 30, 1993, SEC File No. 1-7340, and Amendment dated
                         November 26, 1996, effective May 1, 1996, filed herewith.

          27             Financial Data Schedule, filed herewith.

   b) REPORTS ON FORM 8-K:

      No reports were filed on Form 8-K during the three months ended January 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned thereunto duly authorized.


KELLWOOD COMPANY



March 3, 1997                    /s/ Thomas H. Pollihan
                                 -------------------------------------
                                 Thomas H. Pollihan
                                 Vice President, Secretary
                                 and General Counsel


March 3, 1997                    /s/ James C. Jacobsen
                                 -------------------------------------
                                 James C. Jacobsen
                                 Vice Chairman
                                 (Chief Financial Officer)