Form 10-K405
period 1997-04-30
KELLWOOD CO
filed 1997-07-15
CIK 55080

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934     [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
      For the fiscal year ended       April 30, 1997
                               -----------------------------------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934     [NO FEE REQUIRED]
      For the transition period from                    to
                                    -------------------    -------------------


                      Commission File Number    1-7340
                                            --------------

                              KELLWOOD COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                          36-2472410
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO            63178
---------------------------------------------------          ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (314)576-3100
                                                    ------------------------

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

===============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

At June 30, 1997, Kellwood Company had 21,316,455 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on June 30, 1997 (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $591,500,000.

-------------------------------------------------------------------------------
                    DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareowners for fiscal year ended April 30, 1997 (Item 1 in
Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Proxy Statement for Annual Meeting of Shareowners to be held on August 28, 1997 (Items 10, 11, 12 and 13 in Part III).

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

                    Company Name                            Date of Acquisition
                    ------------                            -------------------
      *  Cape Cod-Cricket Lane, Inc.                           March, 1985
      *  Parsons Place Apparel Company, Ltd. (Sag Harbor)      June, 1986
      *  E Z Sportswear (Melrose)                              December, 1986
      *  En Chante, Inc. (E*N*C)                               December, 1986
      *  Robert Scott Ltd., Inc. (Robert Scott/David
            Brooks)                                            July, 1987
            David Brooks Ltd., Inc.,
            and Andrew Harvey Ltd.
      *  American Recreation Products, Inc.                    November, 1988
      *  Slumberjack, Inc.                                     September, 1989
      *  Crowntuft Manufacturing Corp.                         October, 1989
      *  decorp INC.                                           October, 1990
      *  California Ivy, Inc. (Ivy)                            July, 1992
      *  A. J. Brandon, Inc.                                   December, 1992
      *  Goodman Knitting Co., Inc.                            July, 1993
      *  Halmode Apparel, Inc.                                 September, 1994
      *  David Dart, Inc.                                      November, 1994
            and Force One, Inc.

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

         Kellwood has invested $303 million acquiring companies since the inception of the acquisition program that began in 1985. These investments were primarily financed by cash provided from operations and short-term borrowings. Except for recent acquisitions, Kellwood's short-term borrowings related to these acquisitions were subsequently replaced with long-term notes due insurance companies or repaid with cash repatriated from Kellwood's Far East operations, other cash provided by operations, or cash provided by the public sale of common stock. The total investment in subsidiaries during 1997, 1996 and 1995 was approximately $11,849,000, $4,935,000, and
$55,218,000, respectively.

         As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 8% of total sales in fiscal year 1997, compared to 50% in fiscal year 1985.

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

         (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions within the apparel and related soft goods industry are continually being considered, and it is anticipated that external and internal demands will generate increasing requirements for capital. The Company maintains a credit facility agreement in the amount of $300 million, of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. The credit facility was effective May 31, 1996. The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations.

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

         (vii) Approximately $157,148,000 (10%) of the Company's sales in the fiscal year ended April 30, 1997, were to J. C. Penney Company, Inc. ("J.
C. Penney"). No other customer accounts for more than 10% of the Company's revenues. Other information relating to J. C. Penney is set forth in the Company's 1997 Annual Report to Shareowners, under the caption "Significant Customers" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. The Company's management believes that the relationship with J. C. Penney will continue into the foreseeable future.

         (viii) Approximately 19% of the Company's domestic sales are produced under contracts for distribution on a seasonal basis. It is normal for the merchandise manufactured under these contracts to be sold within 12 months after production. Because of this, the Company does not believe backlog is significant for this merchandise. In addition to these contracts, the backlog for domestic operations totalled approximately $541 million as of April 30, 1997 ($390 million - 1996). The backlog for Far East operations totalled approximately $83 million ($75 million - 1996). All of the Company's backlog is expected to be filled within 12 months.

         (ix) Government contracts or subcontracts with the Company are not material.

         (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

         (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $740,000, $612,000 and $525,000 were spent on research and development activities during fiscal years 1997, 1996 and 1995, respectively.

         (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

         (xiii) At the end of fiscal 1997, there were approximately 17,300 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

      (d) Except for its Far East operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Far East companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each geographic area are set forth in the Company's 1997 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. The risk attendant to the Company's Far East operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Far East manufacturing capacity to various countries help to mitigate these risks.

ITEM 2. PROPERTIES

      At April 30, 1997, the Company operated 31 production plants and various distribution facilities. Domestic business operated 18 plants in 8 states, two plants in the Dominican Republic, one plant in Honduras, one plant in El Salvador and one plant in Canada. These domestically managed plants aggregated to approximately 3,100,000 square feet and were operating at an estimated 93% of capacity at April 30, 1997. Sixteen of these domestically managed plants were primarily producing private label goods and seven were primarily producing branded goods. The Company's Far East subsidiaries operated eight plants which aggregated to approximately 757,500 square feet and were operating at an estimated 90% of capacity. Far East subsidiaries manage operations in Hong Kong, Sri Lanka and China.

      In management's opinion, current facilities generally are well maintained and provide adequate production capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of businesses and facilities to meet the needs of the changing markets it serves and reflect the international business environment.

      The Company's operating facilities are primarily leased under long-term capital leases with renewal options at decreasing rentals. Certain facilities are leased under operating leases that generally contain renewal options. The Company also leases its corporate space in St. Louis County, Missouri and major showrooms in New York City, New York; Atlanta, Georgia; Dallas, Texas; and Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in several routine lawsuits incidental to the Company's business. Management and general counsel are of the opinion that the ultimate disposition of such litigation should have no material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JUNE 30, 1997

      Name of                             Office and Employment During
      Officer             Age              the Last Five Fiscal Years
-------------------       ---         ------------------------------------
William J. McKenna        70          Chairman and Chief Executive Officer
                                      since November 22, 1994; Chairman,
                                      President and Chief Executive Officer
                                      (1991-1994)

Hal J. Upbin              58          President and Chief Operating Officer
                                      since November 22, 1994; Executive Vice
                                      President Corporate Development (1992-
                                      1994); Vice President Corporate
                                      Development (1990-1992); President of
                                      American Recreation Products, Inc.
                                      (subsidiary) (1988-1992) and Director
                                      since May 1, 1991

James C. Jacobsen         62          Vice Chairman since November 22, 1994;
                                      Executive Vice President Administration
                                      (1989-1994)

Enoch Harding, Jr.        66          Executive Vice President Operations
                                      since April 3, 1995; President of
                                      Kellwood Sportswear (1989-1995)

John R. Henderson         49          Vice President Merchandising since June
                                      1, 1995; Director of Merchandising
                                      (1993-1995); Executive Vice President
                                      Marketing of Kellwood She Knows (1992-
                                      1993)

Lawrence E. Hummel        54          Vice President Controller since February
                                      25, 1992; Controller (1983-1992)

Roger D. Joseph           55          Vice President Treasurer since February
                                      25, 1992; Treasurer (1986-1992)

Leon M. McWhite           55          Vice President Human Resources since
                                      June 1, 1995; Vice President (1994-
                                      1995); President of Kellwood
                                      Lingerie/Activewear (1989-1994)

Thomas H. Pollihan        47          Vice President, Secretary and General
                                      Counsel since May 27, 1993; General
                                      Counsel and Secretary (1989-1993)

Paul M. Rivard            55          Vice President Information Services
                                      since May 27, 1993; Director of
                                      Management Information Services (1990-
                                      1993)

John A. Turnage           51          Vice President Manufacturing and
                                      Sourcing since February 28, 1989

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

       The information required by this Item is set forth in the Company's 1997 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

       The information required by this Item is set forth in the Company's 1997 Annual Report to Shareowners, at page 24 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item is set forth in the Company's 1997 Annual Report to Shareowners, at pages 25 and 26 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated May 29, 1997, appearing at pages 14 to 24 of the Company's 1997 Annual Report to Shareowners, are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners, at pages 3 and 4 under the captions "Nominees for Election to Serve Until 1999" and "Directors Continuing to Serve Until 1998," which information is incorporated herein by reference.

       (b) Reference is made to "Executive Officers of the Registrant as of June 30, 1997" in Part I after Item 4.

       (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

       (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

       (e) Each of the officers named in Part I was elected to serve in the office indicated until the first meeting of the Board of Directors following the Annual Meeting of Shareowners in August 1997 and until his successor is elected and qualified.

       (f) There are no legal proceedings involving directors, nominees for directors, or officers.

       The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners at page 14 under the caption "Compliance with

Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners, at pages 7 through 13 under the captions "Compensation of Executive Officers," "Retirement Program," and "Other Officer Agreements," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The information required by this Item is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners, at pages 2 and 6 under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners, at page 12 under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    FINANCIAL STATEMENTS AND SCHEDULES

       The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated May 29, 1997, appearing at pages 14 to 24 of the 1997 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 1997 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1997 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

           (i)     Financial Statements:

                   Report of Independent Accountants

                   Consolidated Statement of Earnings, Years Ended April 30, 1997, 1996 and 1995

                   Consolidated Balance Sheet, April 30, 1997 and 1996

                   Consolidated Statement of Cash Flows, Years Ended April 30, 1997, 1996 and 1995

                   Consolidated Statement of Shareowners' Equity, Years Ended April 30, 1997, 1996 and 1995

                   Notes to Consolidated Financial Statements

           (ii)    Report of Independent Accountants on Financial Statement
                   Schedule:

                   Financial Statement Schedule for the Years Ended April 30, 1997, 1996 and 1995:
                   Valuation and Qualifying Accounts (Schedule VIII)

                   Consent of Independent Accountants

           (iii)   Exhibits:

                   Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

S.E.C. EXHIBIT
REFERENCE NO.                       DESCRIPTION
--------------                      -----------
     3.1          -  Restated Certificate of Incorporation of Kellwood
                     Company, as amended, incorporated herein by reference to
                     Form 10-Q for the quarter ended July 31, 1987, SEC File
                     No. 1-7340.

     3.2          -  By-Laws, as amended through November 21, 1995,
                     incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1996, SEC File No. 1-7340.

     4.1          -  Note Purchase Agreement dated December 29, 1986, with
                     exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1987, SEC File
                     No. 1- 7340.

     4.2          -  Indenture between the Registrant and Centerre Trust
                     Company of St. Louis, and the 9% Convertible Subordinated
                     Debentures due 1999, incorporated herein by reference to Registration Statement on Form S-2, Registration
                     No. 2- 93522, effective October 18, 1984.

     4.3          -  Note Agreement dated July 1, 1993, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

     4.4          -  Rights to Acquire Series A Junior Preferred Stock,
                     pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21,
                     1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated
                     May 31, 1996 incorporated herein by reference to Form 8-
                     A/A effective June 3, 1996, SEC File No. 1-7340.

     4.5          -  Note Purchase Agreement dated December 1, 1987, with
                     exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File
                     No. 1- 7340.

     4.6          -  Note Purchase Agreement dated December 15, 1989, with
                     exhibits, incorporated herein by reference to the Form
                     10-Q for the quarter ended January 31, 1990, SEC File No.
                     1-7340.

     4.7          -  Credit Agreement dated as of May 31, 1996 among Kellwood
                     Company, certain commercial lending institutions, and The
                     Bank of Nova Scotia, as Administrative Agent and
                     Syndication Agent, and Bank of America National Trust and
                     Savings Association, as documentation Agent, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1996, SEC File No. 1-7340.

S.E.C. EXHIBIT
REFERENCE NO.                       DESCRIPTION
--------------                      -----------
   10.2<F*>       -  Employment Agreement dated December 9, 1992, between
                     Kellwood Company and William J. McKenna, effective
                     December 1, 1992, incorporated herein by reference to the
                     Form 10-Q for the quarter ended January 31, 1993, SEC
                     File No. 1-7340; Amendment dated May 28, 1993, effective
                     May 1, 1993, incorporated herein by reference to Form
                     10- K for the fiscal year ended April 30, 1993, SEC File
                     No. 1-7340; and Amendment dated November 26, 1996,
                     effective May 1, 1996, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1997, SEC
                     File No. 1-7340.

   10.3<F*>       -  Form of Employment Agreement dated November 30, 1984,
                     between Kellwood Company and executive officers,
                     incorporated herein by reference to Form 10-K for the
                     fiscal year ended April 30, 1985, SEC File No. 1-7340.

   10.4<F*>       -  1995 Stock Option Plan For Nonemployee Directors and 1995
                     Omnibus Incentive Stock Option Plan, incorporated herein
                     by reference to Appendixes A & B to the Company's
                     definitive Proxy Statement dated July 13, 1995, SEC File
                     No. 1-7340.

   10.5<F*>       -  Executive Deferred Compensation Plan, adopted and
                     effective as of January 1, 1997; and Executive Deferred
                     Compensation Plan Amendment, adopted March 18, 1997,
                     filed herewith.

   10.6<F**>      -  Agreement for Services Between Kellwood Company and
                     Electronic Data Systems Corporation, dated June 21, 1996;
                     and Amendment Regarding Use of Kellwood Purchase Card by
                     EDS Employees, dated April 29, 1997, filed herewith.

   10.7<F*>       -  Corporate Development Incentive Plan of 1986 (As Amended)
                     formerly the Key Executive Long-Term Incentive Plan of
                     1983, incorporated herein by reference to Form 10-K for
                     the fiscal year ended April 30, 1994, SEC File
                     No. 1- 7340; and Amendment dated May 29, 1997, incorporated herein by reference to Exhibit A to the Company's
                     definitive Proxy Statement dated July 17, 1997, SEC File
                     No. 1-7340.

   13             -  Portions of the Annual Report to Shareowners for the
                     fiscal year ended April 30, 1997, which are incorporated
                     by reference at Item 1 in Part I, Items 5, 6, 7 and 8 in
                     Part II, and Part IV; filed herewith.

   21             -  Subsidiaries of the Company

   23             -  Consent of Independent Accountants, appearing at page 12 of this report.

   24             -  Powers of Attorney:  Ms. Dickerson and Messrs. Bentele,
                     Bottum, Genovese, Hunter, Marcus and Wenzel; filed
                     herewith.

   27             -  Financial Data Schedule, filed herewith.

<F*>  Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)    REPORTS ON FORM 8-K:

       No reports were filed on Form 8-K during the three months ended April 30, 1997.



                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KELLWOOD COMPANY



Dated: July 14, 1997
                                           --------------------------------
                                           Thomas H. Pollihan
                                           Vice President, Secretary and
                                           General Counsel

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.


       Signature                        Title                     Date
       ---------                        -----                     ----

 /s/ William J. McKenna       Director, Chairman of the       July 14, 1997
 -----------------------      Board, Chief Executive Officer
   William J. McKenna         (principal executive officer)

 /s/ Hal J. Upbin             Director, President and         July 14, 1997
 -----------------------      Chief Operating Officer
   Hal J. Upbin

 /s/ James C. Jacobsen        Director, Vice Chairman         July 14, 1997
 -----------------------      (principal financial and
   James C. Jacobsen          accounting officer)

   Raymond F. Bentele         Director
                                                              /s/ Thomas H. Pollihan
                                                              ---------------------------
   Edward S. Bottum           Director                        Thomas H. Pollihan
                                                              Attorney-in-fact
   Kitty G. Dickerson         Director                        July 14, 1997

   Leonard A. Genovese        Director

   Jerry M. Hunter            Director

   James S. Marcus            Director

   Fred W. Wenzel             Director


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Kellwood Company

       Our audits of the consolidated financial statements referred to in our report dated May 29, 1997 appearing at page 14 of the 1997 Annual Report to Shareowners of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

St. Louis, Missouri
May 29, 1997






                    CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033-64847) of Kellwood Company of our report dated May 29, 1997 appearing at page 14 of the 1997 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears at page 12 on this Form 10-K.



PRICE WATERHOUSE LLP

St. Louis, Missouri
July 14, 1997

                                    KELLWOOD COMPANY AND SUBSIDIARIES
                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A                      Column B            Column C                Column D        Column E
--------                      --------    -------------------------       --------        --------
                                                 Additions
                                          -------------------------
                             Balance at   Charged to     Charged to                         Balance
                              beginning    costs and       other                            at end
      Description             of period    expenses       accounts        Deductions       of period
      -----------            ----------   ----------     ----------       ----------       ---------
YEAR ENDED APRIL 30, 1997:

Allowance for
doubtful accounts              $5,225        $2,262         --            $1,951<FB>         $5,536

YEAR ENDED APRIL 30, 1996:

Allowance for
doubtful accounts               5,709         1,601         --             2,085<FB>          5,225

YEAR ENDED APRIL 30, 1995:

Allowance for
doubtful accounts               4,273           920         49<FA>           (24)<FB>         5,709



<FA>  Balance acquired with acquisition.
<FB>  Write-off bad debts (recoveries), net

                            EXHIBIT INDEX
                            -------------

S.E.C. Exhibit
 Reference No.                          Description
--------------                          -----------
     3.1         -    Restated Certificate of Incorporation of Kellwood
                      Company, as amended, incorporated herein by reference
                      to Form 10-Q for the quarter ended July 31, 1987, SEC
                      File No. 1-7340.

     3.2         -    By-Laws, as amended through November 21, 1995,
                      incorporated herein by reference to Form 10-K for
                      the fiscal year ended April 30, 1996, SEC File No.
                      1-7340.

     4.1         -    Note Purchase Agreement dated December 29, 1986, with
                      exhibits, incorporated herein by reference to Form
                      10-Q for the quarter ended January 31, 1987, SEC
                      File No. 1-7340.

     4.2         -    Indenture between the Registrant and Centerre Trust
                      Company of St. Louis, and the 9% Convertible
                      Subordinated Debentures due 1999, incorporated
                      herein by reference to Registration Statement on
                      Form S-2, Registration No. 2-93522, effective
                      October 18, 1984.

     4.3         -    Note Agreement dated July 1, 1993, incorporated herein
                      by reference to Form 10-Q for the quarter ended July
                      31, 1993, SEC File No. 1-7340.

     4.4         -    Rights to Acquire Series A Junior Preferred Stock,
                      pursuant to a Rights Agreement between the
                      registrant and Centerre Trust Company of St. Louis,
                      incorporated herein by reference to Registration
                      Statement on Form 8-A, effective June 24, 1986 and
                      Amendment dated August 21, 1990, incorporated herein
                      by reference to Form 10-Q for the quarter ended
                      October 31, 1990, and Amendment dated May 31, 1996
                      incorporated herein by reference to Form 8-A/A
                      effective June 3, 1996, SEC File No. 1-7340.

     4.5         -    Note Purchase Agreement dated December 1, 1987, with
                      exhibits, incorporated herein by reference to Form 10-
                      Q for the quarter ended January 31, 1988, SEC File No.
                      1-7340.

     4.6         -    Note Purchase Agreement dated December 15, 1989, with
                      exhibits, incorporated herein by reference to the
                      Form 10-Q for the quarter ended January 31, 1990,
                      SEC File No. 1-7340.

     4.7         -    Credit Agreement dated as of May 31, 1996 among
                      Kellwood Company, certain commercial lending
                      institutions, and The Bank of Nova Scotia, as
                      Administrative Agent and Syndication Agent, and Bank
                      of America National Trust and Savings Association,
                      as documentation Agent, incorporated herein by
                      reference to Form 10-K for the fiscal year ended
                      April 30, 1996, SEC File No. 1-7340.


S.E.C. Exhibit
 Reference No.                             Description
--------------                             -----------
   10.2<F*>        -    Employment Agreement dated December 9, 1992, between
                        Kellwood Company and William J. McKenna, effective
                        December 1, 1992, incorporated herein by reference
                        to the Form 10-Q for the quarter ended January 31,
                        1993, SEC File No. 1-7340; Amendment dated May 28,
                        1993, effective May 1, 1993, incorporated herein by
                        reference to Form 10-K for the fiscal year ended
                        April 30, 1993, SEC File No. 1-7340; and Amendment
                        dated November 26, 1996, effective May 1, 1996,
                        incorporated herein by reference to the Form 10-Q
                        for the quarter ended January 31, 1997, SEC File No.
                        1-7340.

   10.3<F*>        -    Form of Employment Agreement dated November 30, 1984,
                        between Kellwood Company and executive officers,
                        incorporated herein by reference to Form 10-K for
                        the fiscal year ended April 30, 1985, SEC File No.
                        1-7340.

   10.4<F*>        -    1995 Stock Option Plan For Nonemployee Directors and
                        1995 Omnibus Incentive Stock Option Plan,
                        incorporated herein by reference to Appendixes A & B
                        to the Company's definitive proxy statement dated
                        July 13, 1995, SEC File No. 1-7340.

   10.5<F*>        -    Executive Deferred Compensation Plan, adopted and
                        effective as of January 1, 1997; and Executive
                        Deferred Compensation Plan Amendment, adopted March
                        18, 1997, filed herewith.

   10.6<F**>       -    Agreement for Services Between Kellwood Company and
                        Electronic Data Systems Corporation, dated June 21,
                        1996; and Amendment Regarding Use of Kellwood
                        Purchase Card by EDS Employees, dated April 29,
                        1997, filed herewith.

   10.7<F*>        -    Corporate Development Incentive Plan of 1986 (As
                        Amended) formerly the Key Executive Long-Term
                        Incentive Plan of 1983, incorporated herein by
                        reference to Form 10-K for the fiscal year ended
                        April 30, 1994, SEC File No. 1-7340; and Amendment
                        dated May 29, 1997, incorporated herein by reference
                        to Exhibit A to the Company's definitive Proxy
                        Statement dated July 17, 1997, SEC File No. 1-7340.

   13              -    Portions of the Annual Report to Shareowners for the
                        fiscal year ended April 30, 1996, which are
                        incorporated by reference at Item 1 in Part I, Items
                        5, 6, 7 and 8 in Part II, and Part IV; filed
                        herewith.

   21              -    Subsidiaries of the Company

   23              -    Consent of Independent Accountants, appearing at page
                        12 of this report.

   24              -    Powers of Attorney:  Ms. Dickerson and Messrs.
                        Bentele, Bottum, Genovese, Hunter, Marcus and Wenzel;
                        filed herewith.

   27              -    Financial Data Schedule, filed herewith.

<F*> Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.