Form 10-Q
period 1997-07-31
KELLWOOD CO
filed 1997-09-12
CIK 55080

==============================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 1997

                                     OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------     ----------------------



                           Commission File Number 1-7340

                               KELLWOOD COMPANY
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


              DELAWARE                                     36-2472410
--------------------------------------   -------------------------------------
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                  Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO            63178
-----------------------------------------------------   ----------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (314) 576-3100

==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                   ----     ----

Number of shares of common stock, par value $.01, outstanding at July 31, 1997 (only one class): 21,389,025
                     --------------

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


                                       PART I.  FINANCIAL INFORMATION
                                       ------------------------------

                                      KELLWOOD COMPANY AND SUBSIDIARIES
                                      ---------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              ------------------------------------------------
                                         (Amounts in thousands)

                                                            July 31,
                                                    -----------------------   April 30,
                                                        1997        1996         1997
                                                    ----------- -----------  -----------
ASSETS
------

Current assets:
      Cash and time deposits                          $ 19,421     $ 22,968    $ 22,513
      Receivables, net                                 251,840      208,832     271,629
      Inventories                                      362,120      293,257     298,938
      Prepaid taxes and expenses                        28,732       20,817      28,444
                                                      --------     --------    --------

            Total current assets                       662,113      545,874     621,524

Property, plant and equipment, net                      62,178       62,467      62,800
Intangible assets, net                                 112,755      116,577     113,873
Other assets                                            78,453       70,471      76,390
                                                      --------     --------    --------

                                                      $915,499     $795,389    $874,587
                                                      ========     ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
      Current portion of long-term debt               $ 15,392     $ 18,217    $ 15,409
      Notes payable                                    237,175      152,818     159,129
      Accounts payable                                 100,660       84,111     122,049
      Accrued expenses                                  52,312       50,212      77,823
                                                      --------     --------    --------

            Total current liabilities                  405,539      305,358     374,410

Long-term debt                                         106,480      122,060     109,831
Deferred income taxes and other                         46,593       39,816      42,532

Shareowners' equity:
      Common stock                                     106,032       94,901      99,077
      Retained earnings                                296,749      271,693     293,986
      Cumulative translation adjustment                 (7,407)      (8,794)     (8,280)
                                                      --------     --------    --------

                                                       395,374      357,800     384,783
      Less treasury stock, at cost                     (38,487)     (29,645)    (36,969)
                                                      --------     --------    --------

            Total shareowners' equity                  356,887      328,155     347,814
                                                      --------     --------    --------

                                                      $915,499     $795,389    $874,587
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

                                                                    Three Months Ended
                                                                         July 31,
                                                                ------------------------
                                                                    1997         1996
                                                                -----------  -----------
Net sales                                                         $400,604     $327,435

Costs and expenses:
      Cost of products sold                                        321,602      261,904
      Selling, general and administrative expenses                  56,423       46,789
      Amortization of intangible assets                              3,752        3,818
      Interest expense                                               6,887        5,178
      Interest income and other, net                                  (476)        (272)
                                                                  --------     --------

Earnings before income taxes                                        12,416       10,018

Income taxes                                                         5,200        4,200
                                                                  --------     --------

Net earnings                                                      $  7,216        5,818
                                                                  ========     ========


Weighted average shares outstanding:
      Primary                                                       21,252       21,237
                                                                  ========     ========

      Fully diluted                                                 21,769       21,506
                                                                  ========     ========

Earnings per share:
      Primary                                                          .34          .27
                                                                  ========     ========

      Fully diluted                                                    .33          .27
                                                                  ========     ========


Dividends paid per share                                               .16          .15
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

                                                                         Three Months Ended
                                                                              July 31,
                                                                      ------------------------
                                                                          1997         1996
                                                                      -----------  -----------
Operating activities:
      Net earnings                                                         $7,216      $ 5,818
      Add (deduct) items not affecting operating
       cash flows:
         Depreciation and amortization                                      7,192        6,932
         Increase in prepaid pension cost                                  (2,125)      (2,000)
         Deferred taxes and other                                           4,961         (283)
                                                                        ---------    ---------

                                                                           17,244       10,467

      Changes in noncash working capital components:
         Receivables                                                       19,789       26,276
         Inventories                                                      (63,182)     (28,674)
         Prepaid expenses                                                    (288)      (1,193)
         Accounts payable                                                 (21,389)     (14,037)
         Accrued expenses                                                 (25,511)     (10,967)
                                                                        ---------    ---------

              Net cash (used for) operating activities                    (73,337)     (18,128)
                                                                        ---------    ---------

Investing activities:
      Additions to property, plant and equipment                           (2,819)      (1,782)
      Investment in subsidiaries                                           (2,610)           0
      Other investing activities                                               12            7
                                                                        ---------    ---------

              Net cash (used for) investing activities                     (5,417)      (1,775)
                                                                        ---------    ---------

Financing activities:
      Proceeds from notes payable, net                                     78,046       24,053
      Reduction of long-term debt                                          (3,368)      (3,364)
      Dividends paid                                                       (3,398)      (3,185)
      Other financing activities                                            4,382          324
                                                                        ---------    ---------

              Net cash provided by financing activities                    75,662       17,828
                                                                        ---------    ---------

Net decrease in cash and time deposits                                     (3,092)      (2,075)
Cash and time deposits - beginning of period                               22,513       25,043
                                                                        ---------    ---------

Cash and time deposits - end of period                                  $  19,421    $  22,968
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

    Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1997 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.   Total inventory consisted of:

                                                       July 31,
                                               -----------------------   April 30,
                                                   1997        1996         1997
                                               ----------- -----------  -----------
                    Finished goods              $186,596     $ 135,448    $127,630
                    Work in process              106,237        96,172      98,607
                    Raw materials                 69,287        61,637      72,701
                                               ---------     ---------    --------

                                                $362,120     $ 293,257    $298,938
                                                ========     =========    ========


    If inventories were valued at current replacement costs, they would have totalled $371,384, $303,898, and $307,702 at July 31, 1997, July
    31, 1996, and April 30, 1997, respectively.

3.  Intangible assets consisted of:

                                                       July 31,
                                               ------------------------  April 30,
                                                   1997        1996        1997
                                               ----------- ----------- -----------
                    Goodwill                     $112,101     $100,765    $109,491
                    Other identifiable
                     intangibles                   81,446       90,840      81,446
                                                  -------     --------    --------

                                                  193,547      191,605     190,937

                    Less accumulated
                     amortization                  80,792       75,028      77,064
                                                  -------    ---------     -------

                                                  112,755      116,577     113,873
                                                 ========    =========    ========

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

5. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At July 31, 1997, outstanding short-term loans and letters of credit under the agreement were $110,000 and $106,000 respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


OPERATING RESULTS
-----------------

Kellwood's sales increased 22% for the quarter compared to last year. This increase in volume was broad-based across each of the Company's three business portfolios- Branded, Domestic Private Label and Far East Private Label - and across every channel of distribution. Also, the Company was able to ship $23 million of Fall goods earlier than anticipated, as a number of retailers requested that August deliveries be moved up into the last half of July.

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased $ 3.8 million or 20% for the quarter as compared to the same period last year. The increase in operating earnings was due to the increased volume, partially offset by increased spending this year on the Vision 2000 program. Last year's margins included the benefit of $1.9 million (pretax) from the sale of certain excess quota rights.

The increase in interest expense is due to the increase in average debt.

FINANCIAL CONDITION
-------------------

The current ratio declined slightly to 1.6 to 1 at July 31, 1997 as compared to 1.7 at April 30, 1997 and 1.8 at July 31, 1996. Accounts receivable have increased due to the growth in the volume of business with certain large customers which have terms of sale in excess of the company average and due to the timing of shipments, which fell heavily in the last two weeks of the quarter. Inventory levels have increased because of a shift to more offshore sourcing which results in having to carry more goods in transit.

Total debt represent 50% of capitalization at July 31, 1997 as compared to 45% at April 30, 1997 and 47% at July 31, 1996. Notes Payable have increased from last year as the Company has utilized short-term debt to fund the working capital needs associated with increased sales. Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At July 31, 1997, $84 million was available for future use.

The combined operating, cash and equity position of the Company should continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.


OUTLOOK
-------

Kellwood is into a period of solid internal growth. As the retail industry continues to consolidate, Kellwood is increasingly becoming the vendor of choice for popular-to-moderately priced women's sportswear, men's woven shirts and other value priced categories of apparel. Additionally, the Company is benefiting from the turnaround of certain restructured divisions. Finally, the overall market for apparel at retail appears to be strengthening as the Fall selling season approaches.

                       PART II.  OTHER INFORMATION
                       ---------------------------

                            KELLWOOD COMPANY
                            ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

             a)   EXHIBITS:

                   S.E.C. Exhibit
                   Reference No.                     Description
                  --------------               --------------------------


                       27                       Financial Data Schedule,
                                                filed herewith.


             b)   REPORTS ON FORM 8-K:

                  No reports were filed on Form 8-K during the three months ended July 31, 1997.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 12, 1997                             /s/ Thomas H. Pollihan
                                              ------------------------------
                                              Thomas H. Pollihan
                                              Vice President, Secretary and
                                              General Counsel



September 12, 1997                             /s/ James C. Jacobsen
                                               -----------------------------
                                               James C. Jacobsen
                                               Vice Chairman
                                               (Chief Financial Officer)