Form 10-Q
period 1997-10-31
KELLWOOD CO
filed 1997-12-15
CIK 55080

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1997

                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    -------------------

                        Commission File Number 1-7340

                               KELLWOOD COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                  36-2472410
---------------------------------------  --------------------------------------
      (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)             Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                     63178
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          (314) 576-3100

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

Number of shares of common stock, par value $.01, outstanding at October 31, 1997 (only one class): 21,467,648
                       ----------

                                KELLWOOD COMPANY
                                ----------------

                                     INDEX
                                     -----

                                                              Page No.
                                                              --------
PART I.     FINANCIAL INFORMATION

            Condensed Consolidated Balance Sheet                  3

            Condensed Consolidated Statement of Earnings          4

            Condensed Consolidated Statement of Cash Flows        5

            Notes to Condensed Consolidated Financial
             Statements                                         6-7

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations     8-10


PART II.    OTHER INFORMATION                                    11



                                        PART I.  FINANCIAL INFORMATION
                                        ------------------------------

                                      KELLWOOD COMPANY AND SUBSIDIARIES
                                      ---------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              ------------------------------------------------
                                            (Amounts in thousands)


                                                                    October 31,
                                                          -------------------------------     April 30,
                                                               1997            1996             1997
                                                          --------------  ---------------  ---------------
ASSETS
------

Current assets:
  Cash and time deposits                                     $ 25,248        $ 40,982         $ 22,513
  Receivables, net                                            300,041         258,247          271,629
  Inventories                                                 304,958         247,857          298,938
  Prepaid taxes and expenses                                   29,897          19,996           28,444
                                                             --------        --------         --------

    Total Current Assets                                      660,144         567,082          621,524

Property, plant and equipment, net                             61,409          63,667           62,800
Intangible assets, net                                        108,800         116,873          113,873
Other assets                                                   81,986          72,010           76,390
                                                             --------        --------         --------
                                                              912,339        $819,632          874,587
                                                             ========        ========         ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
  Current portion of long-term debt                          $ 15,371        $ 20,439           15,409
  Notes payable                                                78,319         143,063          159,129
  Accounts payable                                             83,069          96,914          122,049
  Accrued expenses                                             65,553          62,595           77,823
                                                             --------        --------         --------

    Total current liabilities                                 242,312         323,011          374,410

Long-term debt                                                251,807         118,996          109,831
Deferred income taxes and other                                46,680          39,863           42,532

Shareowners' equity:
  Common stock                                                108,730          95,113           99,077
  Retained earnings                                           309,899         282,943          293,986
  Cumulative translation adjustment                            (7,291)         (8,819)          (8,280)
                                                             --------        --------         --------

                                                              411,338         369,237          384,783
  Less treasury stock, at cost                                 39,798         (31,475)          36,969
                                                             --------        --------         --------

    Total shareowners' equity                                 371,540         337,762          347,814
                                                             --------        --------         --------

                                                              912,339         819,632          874,587
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


                                      KELLWOOD COMPANY AND SUBSIDIARIES
                                      ---------------------------------
                           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                           --------------------------------------------------------
                                 (Amounts in thousands except per share data)

                                                     Three Months Ended               Six Months Ended
                                                          October 31,                    October 31,
                                                 -------------------------        -------------------------
                                                   1997             1996            1997            1996
                                                 --------         --------        --------         --------

Net sales                                        $502,852         $429,435        $903,456         $756,870

Costs and expenses:
  Cost of products sold                           402,882          341,751         724,484          603,655
  Selling, general and
   administrative expenses                         60,754           54,306         117,177          101,095
  Amortization of intangible
   assets                                           4,007            3,810           7,759            7,628
  Interest expense                                  7,104            5,388          13,991           10,566
  Interest income and other, net                     (507)            (758)           (983)          (1,030)
                                                 --------         --------        --------         --------

Earnings before income taxes                       28,612           24,938          41,028           34,956

Income taxes                                       12,100           10,500          17,300           14,700
                                                 --------         --------        --------         --------

Net earnings                                     $ 16,512         $ 14,438        $ 23,728         $ 20,256
                                                 ========         ========        ========         ========


Weighted average shares
 outstanding:
  Primary                                          21,433           21,239          21,339           21,238
                                                 ========         ========        ========         ========

  Fully diluted                                    22,091           21,557          21,923           21,556
                                                 ========         ========        ========         ========

Earnings per share:
  Primary                                        $    .77         $    .68        $   1.11         $    .95
                                                 ========         ========        ========         ========

  Fully diluted                                  $    .75         $    .67        $   1.08         $    .94
                                                 ========         ========        ========         ========


Dividends paid per share                         $    .16         $    .15        $    .32         $    .30
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


                                                                                  Six Months Ended
                                                                                     October 31,
                                                                            ----------------------------
                                                                              1997                1996
                                                                            --------            --------
Operating activities:
  Net earnings                                                              $ 23,728            $ 20,256
  Add (deduct) items not affecting operating
   cash flows:
    Depreciation and amortization                                             14,709              14,013
    Increase in prepaid pension cost                                          (4,250)             (4,000)
    Deferred taxes and other                                                   2,691                 383
                                                                            --------            --------
                                                                              36,878              30,652

  Changes in noncash working capital components:
    Receivables                                                              (28,412)            (20,290)
    Inventories                                                               (6,020)             19,048
    Prepaid expenses                                                          (1,453)               (348)
    Accounts payable                                                         (38,980)             (1,297)
    Accrued expenses                                                         (12,270)             (1,142)
                                                                            --------             --------

      Net cash provided by (used for) operating
        activities                                                           (50,257)             26,623
                                                                            --------            --------

Investing activities:
  Additions to property, plant and equipment                                  (5,651)             (6,090)
  Proceeds from disposal of assets                                                --                  --
  Investment in subsidiaries                                                  (2,610)             (7,185)
  Other investing activities                                                     126                 166
                                                                            --------            --------

      Net cash (used for) investing activities                                (8,135)            (13,109)
                                                                            --------            --------

Financing activities:
  Proceeds from debentures                                                   148,327                  --
  Proceeds from (reduction of) notes payable, net                            (80,810)             14,298
  Reduction of long-term debt                                                 (6,389)             (4,206)
  Dividends paid                                                              (6,825)             (6,373)
  Purchase of treasury stock                                                  (2,955)             (1,961)
  Stock transactions under incentive plans                                     9,779                 667
                                                                            --------            --------

      Net cash provided by
        financing activities                                                  61,127               2,425
                                                                            --------            --------

Net increase in cash and time deposits                                         2,735              15,939
Cash and time deposits - beginning of period                                  22,513              25,043
                                                                            --------            --------

Cash and time deposits - end of period                                      $ 25,248            $ 40,982
                                                                            ========            ========




See notes to condensed consolidated financial statements.


                   KELLWOOD COMPANY AND SUBSIDIARIES
                   ---------------------------------
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
                       (Amounts in thousands)


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

2.    Total inventory consisted of:

                                   October 31,
                           ------------------------        April 30,
                             1997            1996            1997
                           --------        --------        ---------
   Finished goods          $161,222        $103,626        $127,630
   Work in process           76,536          85,678          98,607
   Raw materials             67,200          58,553          72,701
                           --------        --------        --------
                           $304,958        $247,857        $298,938
                           ========        ========        ========


      If inventories were valued at current replacement costs, they would have totaled $314,722, $258,998 and $307,702 at October 31, 1997,
      October 31, 1996, and April 30, 1997, respectively.

3.    Intangible assets consisted of:

                                  October 31,
                           ------------------------        April 30,
                             1997            1996            1997
                           --------        --------        ---------
Goodwill                   $112,100        $104,877        $109,491
Other identifiable
 intangibles                 81,087          84,245          81,446
                           --------        --------        --------

                            193,187         189,122         190,937

Less accumulated
 amortization                84,387          72,249          77,064
                           --------        --------        --------

                           $108,800        $116,873        $113,873
                           ========        ========        ========

                   KELLWOOD COMPANY AND SUBSIDIARIES
                   ---------------------------------
                              (Continued)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                         (Amounts in thousands)



4. The Company issued $150,000 of 20 year Debentures in a public debt offering on October 27, 1997. The Debentures, due October 15, 2017, have a coupon rate of 7.625%. Proceeds from the sale of Debentures were used to repay short-term bank borrowings.

5. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At October 31, 1997, outstanding short-term loans and letters of credit under the agreement were $20,000 and $129,000, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

OPERATING RESULTS
-----------------

Kellwood Company achieved record sales and earnings for the second quarter ended October 31, 1997. Summarized financial data for the quarter and the six month period ended October 31, 1997 and 1996 are as follows ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding):

                                                         Three Months Ended                         Six Months Ended
                                                              October 31,                              October 31,
                                                -------------------------------------        --------------------------------
                                                 1997          1996          % Change         1997         1996      % Change
                                                ------        ------         --------        ------       ------     --------
  Net Sales                                     $  503        $  429           17.1%         $  903       $  757       19.4%
  Cost of products sold                            403           342           19.9%            724          604       20.0%
  S, G & A                                          61            54           11.9%            117          101       15.9%
                                                ------        ------           -----         ------       ------       -----
  Operating earnings                                39            33           17.5%             62           52       18.6%
  Amort. of intangibles                              4             4            5.2%              8            8        1.7%
  Interest, net & other                              7             5           42.5%             13           10       36.4%
                                                ------        ------           -----         ------       ------       -----
  Earnings before tax                               29            25           14.7%             41           35       17.4%
  Income Taxes                                      12            11           15.2%             17           15       17.7%
                                                ------        ------           -----         ------       ------       -----
  Net Earnings                                  $   17        $   14           14.4%         $   24       $   20       17.1%
                                                ======        ======           =====         ======       ======       =====

As a percentage of Sales:
-------------------------
  Net Sales                                     100.0%        100.0%                         100.0%       100.0%
  Cost of products sold                          80.1%         79.6%                          80.2%        79.8%
  S, G & A                                       12.1%         12.6%                          13.0%        13.4%
                                                ------        ------                         ------       ------
  Operating earnings                              7.8%          7.8%                           6.8%         6.9%
  Amort. of intangibles                           0.8%          0.9%                           0.9%         1.0%
  Interest, net & other                           1.3%          1.1%                           1.4%         1.3%
                                                ------        ------                         ------       ------
  Earnings before tax                             5.7%          5.8%                           4.5%         4.6%
  Income Taxes                                    2.4%          2.4%                           1.9%         1.9%
                                                ------        ------                         ------       ------
  Net Earnings                                    3.3%          3.4%                           2.6%         2.7%
                                                ======        ======                         ======       ======


Sales for the quarter increased in every channel of distribution, and the increase was broad-based across each of our three business portfolios:

                                                         Three Months Ended                          Six Months Ended
                                                             October 31,                                October 31,
                                                  -----------------------------------          ------------------------------
                                                  1997          1996         % Change          1997        1996      % Change
                                                  ----          ----         --------          ----        ----      --------
  Branded                                         $360          $301           19.5%           $646        $540        19.6%
  Domestic Private Label                            92            81           13.0%            168         135        24.8%
  Far East Private Label                            51            47            8.5%             90          82         9.1%
                                                  ----          ----           -----           ----        ----        -----
  Total Net Sales                                 $503          $429           17.1%           $903        $757        19.4%
                                                  ====          ====           =====           ====        ====        =====


The business portfolios contributed 71% (Branded), 19% (Domestic Private Label), and 10% (Far East Private Label) of sales, respectively, for the six months ended October 31, 1997:

                                                 Three Months Ended                            Six Months Ended
                                                     October 31,                                  October 31,
                                                --------------------                         -------------------
                                                 1997          1996                           1997         1996
                                                ------        ------                         ------      -------
  As a % of total Sales:
  ----------------------
  Branded                                        71.6%         70.1%                          71.5%        71.4%
  Domestic Private Label                         18.3%         18.9%                          18.6%        17.8%
  Far East Private Label                         10.2%         11.0%                           9.9%        10.9%
                                                ------        ------                         ------       ------
                                                100.0%        100.0%                         100.0%       100.0%
                                                ------        ------                         ------       ------

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased 17.5% for the quarter and 18.6% for the six month period vs. the corresponding periods in the prior year. The increase in operating earnings was due to increased volume partially offset by increased spending this year on the Vision 2000 program.

Last year's margins included the benefit of the $1.9 million (pretax) sale of certain excess quota rights. Operating earnings as a % of sales for the six months ended October 31, 1996 would have been 6.6% without this gain, which compares to the current year's operating earnings margin of 6.8% for the six months ended October 31, 1997.

The increase in interest expense is due primarily to the increase in average debt.

FINANCIAL CONDITION
-------------------

On October 27, 1997 the Company completed a public debt offering totaling $150 million. These debentures mature October 15, 2017 and carry a 7.625% coupon rate. They received investment grade ratings from Moody's and S&P of Baa3/BBB.

The current ratio increased from 1.7 to 1 at April 30, 1997 and 1.8 to 1 at October 31, 1996 to 2.7 to 1 at October 31, 1997, primarily due to the use of debt proceeds to retire short-term Notes Payable. Accounts receivable increased 16% vs. October 31, 1996, which is in line with the increase in sales. Inventory levels have increased faster than sales (up 23% vs. October 31, 1996) because of a shift to more offshore sourcing which results in higher inventories.

Total debt represents 48% of capital at October 31, 1997 vs. 46% at October 31, 1996 and 45% at April 30, 1997. The increased leverage is due to increased working capital requirements to support the sales growth of 19.4% vs. the comparable six -month period in the prior fiscal year. Management expects total debt as a percent of capital to drop to the 46%-47% range at the end of the third quarter (January 31, 1998).

In September 1996, the Board of Directors authorized the Company to repur-chase from time to time up to 10% of the outstanding shares of its common stock (approximately 2 million shares) in the open market through privately negotiated transactions at management's discretion and depending on market conditions. As of October 31, 1997, the Company had purchased approximately 324,000 shares at a total cost of $5.8 million. The most recent share purchase under this authorization was in November 1996.

Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At October 31, 1997, $151 million was available for future use. Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

OUTLOOK
-------

Kellwood is into a period of solid internal growth. As the retail industry continues to consolidate, Kellwood is increasingly becoming the vendor of

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------
choice for popular-to-moderately priced women's sportswear, men's woven shirts and other value priced catgergories of apparel. Additionally, the Company is benefiting from the turnaround of certain restructured divisions.

Future interest expense will be higher due to the recent $150 million twenty-year debt offering. Though management believes that the rate on this debt (7.625%) is favorable, this rate is approximately 1.5% higher than the Company was paying for short-term floating rate debt.

                       PART II.  OTHER INFORMATION
                       ---------------------------

                            KELLWOOD COMPANY
                            ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    a)     EXHIBITS:

           S.E.C. Exhibit
           Reference No.                    Description
           --------------      ---------------------------------------
                27             Financial Data Schedule, filed herewith.


    b)     REPORTS ON FORM 8-K:

           No reports were filed on Form 8-K during the three months ended October 31, 1997.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 12, 1997                          /s/ Thomas H. Pollihan
                                           -------------------------------------
                                           Thomas H. Pollihan
                                           Vice President, Secretary and General
                                           Counsel


December 12, 1997                          /s/ James C. Jacobsen
                                           -------------------------------------
                                           James C. Jacobsen
                                           Vice Chairman
                                           (Chief Financial Officer)