Form 10-Q
period 1998-01-31
KELLWOOD CO
filed 1998-03-17
CIK 55080

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1998

                                         OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------



                         Commission File Number 1-7340

                               KELLWOOD COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                        36-2472410
--------------------------------------                -------------------------
    (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                     Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                   63178
---------------------------------------------------               -------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100

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

Number of shares of common stock, par value $.01, outstanding at January 31, 1998 (only one class): 21,469,471
                      ------------

                                 KELLWOOD COMPANY
                                 ----------------

                                      INDEX
                                      -----

                                                                            Page No.
                                                                            --------
PART I.             FINANCIAL INFORMATION

                    Condensed Consolidated Balance Sheet                        3

                    Condensed Consolidated Statement of Earnings                4

                    Condensed Consolidated Statement of Cash Flows              5

                    Notes to Condensed Consolidated Financial
                     Statements                                               6-7

                    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           8-11


PART II.            OTHER INFORMATION                                          12


                                          PART I.  FINANCIAL INFORMATION
                                          ------------------------------

                                        KELLWOOD COMPANY AND SUBSIDIARIES
                                        ---------------------------------
                                 CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 ------------------------------------------------
                                             (Amounts in thousands)

                                                                        January 31,
                                                                --------------------------          April 30,
                                                                  1998              1997              1997
                                                                --------          --------          --------
ASSETS
------
Current assets:
   Cash and time deposits                                       $ 29,449          $ 36,678          $ 22,513
   Receivables, net                                              243,009           200,652           271,629
   Inventories                                                   365,456           303,133           298,938
   Prepaid taxes and expenses                                     34,997            27,272            28,444
                                                                --------          --------          --------

     Total Current Assets                                        672,911           567,735           621,524

Property, plant and equipment, net                                61,541            62,708            62,800
Intangible assets, net                                           105,016           113,038           113,873
Other assets                                                      84,167            73,980            76,390
                                                                --------          --------          --------

                                                                $923,635          $817,461          $874,587
                                                                ========          ========          ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt                            $ 15,336          $ 15,431          $ 15,409
   Notes payable                                                  94,145           163,242           159,129
   Accounts payable                                               94,869            99,071           122,049
   Accrued expenses                                               58,702            56,237            77,823
                                                                --------          --------          --------

     Total current liabilities                                   263,052           333,981           374,410

Long-term debt                                                   243,455           110,593           109,831
Deferred income taxes and other                                   46,586            39,780            42,532

Shareowners' equity:
   Common stock                                                  109,037            95,485            99,077
   Retained earnings                                             308,878           281,762           293,986
   Cumulative translation adjustment                              (7,376)           (8,960)           (8,280)
                                                                --------          --------          --------

                                                                 410,539           368,287           384,783
   Less treasury stock, at cost                                  (39,997)          (35,180)          (36,969)
                                                                --------          --------          --------

     Total shareowners' equity                                   370,542           333,107           347,814
                                                                --------          --------          --------

                                                                $923,635          $817,461          $874,587
                                                                ========          ========          ========




See notes to condensed consolidated financial statements.


                                        KELLWOOD COMPANY AND SUBSIDIARIES
                                       ----------------------------------
                           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                           --------------------------------------------------------
                                 (Amounts in thousands except per share data)


                                                        Three Months Ended                  Nine Months Ended
                                                            January 31,                        January 31,
                                                    ---------------------------       ----------        ----------
                                                      1998               1997            1998              1997
                                                    --------           --------       ----------        ----------
Net sales                                           $373,680           $315,791       $1,277,136        $1,072,661

Costs and expenses:
   Cost of products sold                             304,195            254,099        1,028,679           857,754
   Selling, general and
    administrative expenses                           54,975             50,329          172,152           151,424
   Amortization of intangible
    assets                                             3,842              3,794           11,601            11,422
   Interest expense                                    6,944              5,067           20,934            15,633
   Interest income and other, net                       (390)              (823)          (1,373)           (1,853)
                                                    --------           --------       ----------        ----------

Earnings before income taxes                           4,114              3,325           45,143            38,281

Income taxes                                           1,700              1,300           19,000            16,000
                                                    --------           --------       ----------        ----------

Net earnings                                        $  2,414           $  2,025       $   26,143        $   22,281
                                                    ========           ========       ==========        ==========


Weighted average shares
 outstanding:
   Basic                                              21,466             21,001           21,380            21,159
                                                    ========           ========       ==========        ==========

   Diluted                                            22,033             21,429           21,944            21,621
                                                    ========           ========       ==========        ==========

Earnings per share:
   Basic                                            $    .11           $    .10       $     1.22        $     1.05
                                                    ========           ========       ==========        ==========

   Diluted                                          $    .11           $    .09       $     1.19        $     1.03
                                                    ========           ========       ==========        ==========


Dividends paid per share                            $    .16           $    .15       $      .48        $      .45
                                                    ========           ========       ==========        ==========





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


                                                                           Nine Months Ended
                                                                              January 31,
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------         --------
Operating activities:
   Net earnings                                                       $ 26,143         $ 22,281
   Add (deduct) items not affecting operating
    cash flows:
      Depreciation and amortization                                     21,424           20,829
      Increase in prepaid pension cost                                  (6,375)          (6,000)
      Deferred taxes and other                                           2,226              672
                                                                      --------         --------

                                                                        43,418           37,782

   Changes in noncash working capital components:
      Receivables                                                       28,620           37,292
      Inventories                                                      (66,518)         (36,256)
      Prepaid expenses                                                  (6,553)          (8,011)
      Accounts payable                                                 (27,180)             865
      Accrued expenses                                                 (19,121)          (7,531)
                                                                      --------         --------

            Net cash provided by (used for) operating
               activities                                              (47,334)          24,141
                                                                      --------         --------

Investing activities:
   Additions to property, plant and equipment                           (8,530)          (8,394)
   Investment in subsidiaries                                           (2,610)          (7,185)
   Other investing activities                                              170              419
                                                                      --------         --------

            Net cash used for investing activities                     (10,970)         (15,160)
                                                                      --------         --------

Financing activities:
   Proceeds from debentures                                            148,327               --
   Proceeds from (reduction of) notes payable, net                     (64,984)          34,477
   Reduction of long-term debt                                         (14,776)         (17,617)
   Dividends paid                                                      (10,259)          (9,579)
   Purchase of treasury stock                                           (2,955)          (5,766)
   Stock transactions under incentive plans                              9,887            1,139
                                                                      --------         --------

            Net cash provided by
             financing activities                                       65,240            2,654
                                                                      --------         --------

Net increase in cash and time deposits                                   6,936           11,635
Cash and time deposits - beginning of period                            22,513           25,043
                                                                      --------         --------

Cash and time deposits - end of period                                $ 29,449         $ 36,678
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

2.    Total inventory consisted of:

                                         January 31,
                                   -----------------------      April 30,
                                     1998           1997          1997
                                   --------       --------      --------

        Finished goods             $180,508       $153,836      $127,630
        Work in process             113,370         90,150        98,607
        Raw materials                71,578         59,147        72,701
                                   --------       --------      --------

                                   $365,456       $303,133      $298,938
                                   ========       ========      ========


      If inventories were valued at current replacement costs, they would have totalled $375,720, $314,774 and $307,702 at January 31, 1998,
      January 31, 1997, and April 30, 1997, respectively.

3.    Intangible assets consisted of:


                                         January 31,
                                   -----------------------      April 30,
                                     1998           1997          1997
                                   --------       --------      --------
        Goodwill                   $112,101       $104,827      $109,491
        Other identifiable
         intangibles                 81,087         84,245        81,446
                                   --------       --------      --------

                                    193,188        189,072       190,937

        Less accumulated
         amortization                88,172         76,034        77,064
                                   --------       --------      --------

                                   $105,016       $113,038      $113,873
                                   ========       ========      ========



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



5. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit provided that the combined utilization does not exceed $300,000. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. At January 31, 1998, outstanding short-term loans and letters of credit under the agreement were $0 and $133,000, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------



OPERATING RESULTS
-----------------

Sales reached record levels for both the quarter and the nine months ended January 31, 1998, increasing 18.3% vs. the third quarter of the prior fiscal year. Net Income for the quarter and the nine month period increased 19% and 17%, respectively.

Kellwood's businesses are quite seasonal. The company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the third quarter have historically been lower than other quarters of the fiscal year since the month of December falls between the peak periods for the holiday and spring selling seasons.

Summarized financial data for the quarter and the nine month period ended January 31, 1998 and 1997 are as follows ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding):

                                           Three Months Ended                      Nine Months Ended
                                               January 31,                             January 31,
                                   ---------------------------------        ---------------------------------
                                   1998          1997       % Change        1998         1997        % Change
                                   ----          ----       --------        ----         ----        --------
Net Sales                          $374          $316         18.3%        $1,277       $1,073         19.1%
Cost of products sold               304           254         19.7%         1,029          858         19.9%
S, G & A                             55            50          9.2%           172          151         13.7%
                                   ----          ----         -----        ------       ------         -----
Operating earnings                   15            11         27.7%            76           63         20.2%
Amort. of intangibles                 4             4          1.3%            12           11          1.6%
Interest, net & other                 7             4         54.4%            20           14         42.0%
                                   ----          ----         -----        ------       ------         -----
Earnings before tax                   4             3         23.7%            45           38         17.9%
Income Taxes                          2             1         30.8%            19           16         18.8%
                                   ----          ----         -----        ------       ------         -----
Net Earnings                       $  2          $  2         19.2%        $   26       $   22         17.3%
                                   ====          ====         =====        ======       ======         =====

As a percentage of Net Sales:
-----------------------------

Net Sales                        100.0%        100.0%                      100.0%       100.0%
Cost of products sold             81.4%         80.5%                       80.5%        80.0%
S, G & A                          14.7%         15.9%                       13.5%        14.1%
                                 -----         ------                      ------       ------
Operating earnings                 3.9%          3.6%                        6.0%         5.9%
Amort. of intangibles              1.0%          1.2%                        0.9%         1.1%
Interest, net & other              1.8%          1.3%                        1.5%         1.3%
                                 -----         ------                      ------       ------
Earnings before tax                1.1%          1.1%                        3.5%         3.6%
Income Taxes                       0.5%          0.4%                        1.5%         1.5%
                                 -----         ------                      ------       ------
Net Earnings                       0.6%          0.6%                        2.0%         2.1%
                                 =====         ======                      ======       ======


Sales for the nine months increased in every channel of distribution, and the increase was broad-based across each of our three business portfolios:


                                    Three Months Ended                       Nine Months Ended
                                         January 31,                             January 31,
                             ---------------------------------        ---------------------------------
                             1998          1997       % Change        1998         1997        % Change
                             ----          ----       --------        ----         ----        --------
Branded                      $268          $216         24.2%        $  913       $  756         20.9%
Private Label                  92            63          0.1%           231          197         17.0%
Far East                       43            38         15.2%           133          120         11.1%
                             ----          ----         -----        ------       ------         -----
Total Net Sales              $374          $316         18.3%        $1,277       $1,073         19.1%
                             ====          ====         =====        ======       ======         =====


                    KELLWOOD COMPANY AND SUBSIDIARIES
                    ---------------------------------
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATIONS
                   -----------------------------------


The business portfolios contributed 72% (Branded), 18% (Private Label), and 10% (Far East) of sales, for the nine months ended January 31, 1998:

                                Three Months Ended    Nine Months Ended
                                   January 31,           January 31,
                                ------------------    -----------------
                                  1998     1997         1998     1997
                                -------- ---------    -------  --------
     As a % of total Sales:
     ----------------------
     Branded                      71.6%    68.3%       71.5%     70.5%
     Private Label                16.8%    19.8%       18.1%     18.4%
     Far East                     11.6%    11.9%       10.4%     11.2%
                                 ------   ------      ------    ------
                                 100.0%   100.0%      100.0%    100.0%
                                 ------   ------      ------    ------


Branded sales for the third quarter were up 24% on the strength of the Sag Harbor(R), Kathie Lee(R) and Cricket Lane(R) sportswear labels. These gains were partially offset by a drop in sales of the Specialty store business due to the continued soft market for the country traditional look at retail, and continued weakness in the Melrose division. The Branded operations continue to contribute significantly to total company earnings.

Private Label sales for the third quarter were flat vs. the prior year. Through the first half of the fiscal year, this portfolio was up 25% vs. the prior year due to the strength of outerwear sales and the now discontinued Brittania(R) casual pant business. Operating profits in the Private Label businesses remain strong.

Far East sales for the third quarter were up 15% vs. the prior year. The major driver of this growth was the recently secured business with Polo Ralph Lauren(R) which began shipping in the fourth quarter of fiscal `97.
Operating profits for the Far East businesses have improved significantly.

Cost of Products Sold as a percentage of sales increased both for the quarter and for the nine month period primarily because the majority of the Company's sales growth came from businesses and programs yielding gross margins below the company average.

SG&A expense in the third quarter increased $4.7 million or 9% to $55 million. Approximately $3.4 million of the year-to-year increase was due to spending on the Vision 2000 initiative. Except for the Vision 2000 program, SG&A increased $1.3 million or 3% on an 18% increase in sales as follows:


                                Three Months Ended        Nine Months Ended
                                     January 31,              January 31,
                              ------------------------   -----------------------
                              1998     1997   % Change   1998     1997  % Change
                              ----     ----   --------   ----     ----  --------
   S, G & A excluding
     Vision 2000              $50.7    $49.4    2.6%    $162.0   $148.7    9.0%
   Vision 2000 programs         4.3      0.9              10.2      2.7
                              -----    -----            ------   ------
   Total S, G & A             $55.0    $50.3    9.2%    $172.2   $151.4   13.7%
                              =====    =====    ====    ======   ======   =====


Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased 27.7% for the quarter and 20.2% for the nine month period vs. the corresponding periods in the prior year. The increase in operating earnings was due to increased volume, partially offset by increased spending this year on the Vision 2000 program.

                   KELLWOOD COMPANY AND SUBSIDIARIES
                   ---------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------


Last year's margins included the benefit of the $1.9 million (pretax) sale of certain excess quota rights. Operating earnings as a % of sales for the nine months ended January 31, 1997 would have been 5.7% without this gain, which compares to the current year's operating earnings margin of 6.0% for the nine months ended January 31, 1998.

The increase in interest expense is due primarily to the increase in average debt and the higher interest rate that resulted from replacing short term debt with the 20 year debentures (discussed below).

FINANCIAL CONDITION
-------------------

On October 27, 1997 the Company completed a public debt offering totaling $150 million. These debentures mature October 15, 2017 and carry a 7.625% coupon rate. They received investment grade ratings from Moody's and S&P of Baa3/BBB.

The current ratio increased from 1.7 to 1 at April 30, 1997 and 1.7 to 1 at January 31, 1997 to 2.6 to 1 at January 31, 1998, primarily due to the use of debt proceeds to retire short-term Notes Payable. Accounts receivable increased 21% vs. January 31, 1997, which is slightly ahead of the 18% increase in sales. This increase was due principally to the growth in the volume of business the Company does with certain customers which have terms of sale in excess of the company average and the timing of shipments which fell heavily in the last two weeks of January. Inventory levels have increased faster than sales (up 21% vs. January 31, 1997) because of a shift to more offshore sourcing which results in higher inventories.

Total debt represents 49% of capital at January 31, 1998 vs. 47% at January 31, 1997 and 45% at April 30, 1997. The increased leverage is due to increased working capital requirements to support the sales growth of 19.1% vs. the comparable nine-month period in the prior fiscal year. Management expects total debt as a percent of capital to drop to the 46%-47% range at the end of the fiscal year (April 30, 1998).

In September 1996, the Board of Directors authorized the Company to repur-chase from time to time up to 10% of the outstanding shares of its common stock (approximately 2 million shares) in the open market through privately negotiated transactions at management's discretion and depending on market conditions. As of January 31, 1998 the Company had purchased approximately 324,000 shares at a total cost of $5.8 million. The most recent share purchase under this authorization was in November 1996.

Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit provided that the combined utilization does not exceed $300,000. At January 31, 1998, $167 million was available for future use. Management believes that the combined operating, cash and equity position of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

                   KELLWOOD COMPANY AND SUBSIDIARIES
                   ---------------------------------
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------


Year 2000 Compliance
--------------------

In July 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment of all known potential year 2000 impacts. The Company has developed, and is continuing to develop, plans to make key operational and financial systems compliant and to ensure uninterrupted functionality through the year 2000. As part of the Vision
2000 initiative, several new information technologies have been and are being installed to implement a Consistent Office Environment and to replace several legacy systems with an Integrated Business Systems. These systems will be year 2000 compliant. The Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before the year 2000.

Key trading partners such as customers, suppliers, banks, shipping companies and insurance companies have been contacted to require them to achieve year 2000 compliance in all potentially impacted business relationships.

The Company is incurring significant business process reengineering and system replacement expenses as part of the Vision 2000 initiative. As part of this initiative, most of the company's legacy software that is not currently year 2000 compliant will be replaced with new systems that are year 2000 compliant. The company believes that the additional costs it will incur to modify other systems that are not currently year 2000 compliant to bring them into compliance will not be significant to the Company's financial results.

OUTLOOK
-------

Kellwood is into a period of solid internal growth led by the Branded and Far East businesses. As the retail industry continues to consolidate, Kellwood is increasingly becoming the vendor of choice for popular-to-moderately priced women's sportswear, men's woven shirts and other value priced categories of apparel. Additionally, the Company is benefiting from the turnaround of certain restructured divisions.

Due to the loss of the Brittania(R) casual pants business (as a result of the brand being sold to VF Corporation), the Company expects fourth quarter sales of the Private Label business to be down approximately 10%-12% from the prior year. Overall, the Company expects sales for the fourth quarter of the current fiscal year to be up approximately 10% vs. the prior fiscal year.

The Company is investing in its Vision 2000 initiative which will further enhance the Company's competitive position and ability to continue to gain market share and improve profitability in the future.

Interest expense will be higher due to the recent $150 million twenty-year public debt offering. Though management believes that the rate on this debt (7.625%) is favorable, it is approximately 1.5% higher than the Company was paying for short-term floating rate debt.

                       PART II.  OTHER INFORMATION
                       ---------------------------

                            KELLWOOD COMPANY
                            ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)   EXHIBITS:

     S.E.C. Exhibit
     Reference No.                              Description
     --------------                ----------------------------------------

           27                      Financial Data Schedule, filed herewith.


b)   REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the nine months ended January 31, 1998.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



March 13, 1998                       /s/ Thomas H. Pollihan
                                    --------------------------------------
                                     Thomas H. Pollihan
                                     Vice President, Secretary and General
                                     Counsel



March 13, 1998                       /s/ James C. Jacobsen
                                    --------------------------------------
                                     James C. Jacobsen
                                     Vice Chairman
                                     (Chief Financial Officer)