Form 10-K405
period 1998-04-30
KELLWOOD CO
filed 1998-07-21
CIK 55080

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended       April 30, 1998
                               -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    ------------------    --------------------

                      Commission File Number    1-7340
                                            --------------

                                 KELLWOOD COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                          36-2472410
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                63178
---------------------------------------------------           ---------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (314)576-3100
                                                  ---------------------------

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

At June 29, 1998, Kellwood Company had 21,604,726 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on June 29, 1998 (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $769,668,000.

------------------------------------------------------------------------------
                    DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareowners for fiscal year ended April 30, 1998 (Item 1 in
Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Proxy Statement for Annual Meeting of Shareowners to be held on August 27, 1998 (Items 10, 11, 12 and 13 in Part III).

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

         These companies are principally marketers of branded apparel except for American Recreation Products, Inc. and Slumberjack, Inc. which are manufacturers and marketers of branded camping soft goods and Crowntuft Manufacturing Corp. which is a vertically integrated manufacturer of chenille robes.

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

         Kellwood has invested $310 million acquiring companies since the inception of the acquisition program that began in 1985. These investments were primarily financed by cash provided from operations and short-term borrowings. Kellwood's short-term borrowings related to these acquisitions were subsequently replaced with long-term notes due insurance companies and 20 year senior unsecured debentures or repaid with cash repatriated from Kellwood's Far East operations, other cash provided by operations, or cash provided by the public sale of common stock. The total investment in subsidiaries during 1998, 1997 and 1996 was approximately $6,810,000, $11,849,000 and $4,935,000, respectively.

         As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 8% of total sales in fiscal year 1998, compared to 50% in fiscal year 1985.

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

              (iv) The Company holds patents covering various aspects of its products. The Company is a licensee of certain trade names. The expiration, or invalidation, of any of the patents would not, in the opinion of management, have a material effect upon the continuation of business.

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

              (vii) Approximately $192,940,000 (10%) of the Company's sales in the fiscal year ended April 30, 1998, were to Wal-Mart Stores, Inc. (Wal-Mart). No other customer accounts for more than 10% of the Company's revenues. Other information relating to Wal-Mart is set forth in the Company's 1998 Annual Report to Shareowners, under the caption "Significant Customers" in the Notes to Consolidated Financial Statements at page 26, which information is incorporated herein by reference. The Company's management believes that the relationship with Wal-Mart will continue into the foreseeable future.

              (viii) Approximately 17% of the Company's domestic sales are produced under contracts for distribution on a seasonal basis. It is normal for the merchandise manufactured under these contracts to be sold within 12 months after production. Because of this, the Company does not believe backlog is significant for this merchandise. In addition to these contracts, the backlog for domestic operations totaled approximately $624 million as of April 30, 1998 ($541 million - 1997). The backlog for Far East operations totaled approximately $93 million ($83 million - 1997). All of the Company's backlog is expected to be filled within 12 months.

              (ix) Government contracts or subcontracts with the Company are not material.

              (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

              (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $359,000, $740,000 and $612,000 were spent on research and development activities during fiscal years 1998, 1997 and 1996, respectively.

              (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

              (xiii) At the end of fiscal 1998, there were approximately 18,400 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

        (d) Except for its Far East operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart
Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Far East companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each geographic area are set forth in the Company's 1998 Annual Report to Shareowners at page 26 under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. The risk attendant to the Company's Far East operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Far East manufacturing capacity to various countries help to mitigate these risks.

ITEM 2. PROPERTIES

      At April 30, 1998, the Company operated 33 production plants and various distribution facilities. Domestic business operated 18 plants in 8 states, two plants in the Dominican Republic, two plants in Honduras, one plant in El Salvador and one plant in Canada. These domestically managed plants aggregated to approximately 3,134,000 square feet and were operating at an estimated 95% of capacity at April 30, 1998. Seventeen of these domestically managed plants were primarily producing private label goods and seven were primarily producing branded goods. The Company's Far East subsidiaries operated nine plants which aggregated to approximately 775,500 square feet and were operating at an estimated 90% of capacity. Far East subsidiaries manage operations in Hong Kong, Sri Lanka and China.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 3, 1998
      Name of                                        Office and Employment During
      Officer               Age                       the Last Five Fiscal Years
-------------------         ---        ---------------------------------------------------------
William J. McKenna          71         Chairman since November 25, 1997; Chairman and Chief
                                       Executive Officer (1994-1997); Chairman, President and
                                       Chief Executive Officer (1991-1994)

Hal J. Upbin                59         President and Chief Executive Officer since November 25,
                                       1997; President and Chief Operating Officer (1994-1997);
                                       Executive Vice President Corporate Development (1992-
                                       1994); Vice President Corporate Development (1990-1992);
                                       President of American Recreation Products, Inc.
                                       (subsidiary) (1988-1992) and Director since May 1, 1991

James C. Jacobsen           63         Vice Chairman since November 22, 1994; Executive Vice
                                       President Administration (1989-1994)

Enoch Harding, Jr.          67         Executive Vice President Operations since April 3, 1995;
                                       President of Kellwood Sportswear (1989-1995)

W. Lee Capps III            50         Vice President Corporate Development since May 28, 1998;
                                       Director of Corporate Development (1996-1998); Chief
                                       Financial Officer of American Recreation Products, Inc.
                                       (Subsidiary) (1987-1996).

John R. Henderson           50         Vice President Merchandising since June 1, 1995;
                                       Director of Merchandising (1993-1995); Executive Vice
                                       President Marketing of Kellwood She Knows (1992-1993)

Lawrence E. Hummel          55         Vice President Controller since February 25, 1992;
                                       Controller (1983-1992)

Roger D. Joseph             56         Vice President Treasurer since February 25, 1992;
                                       Treasurer (1986-1992)

Leon M. McWhite             56         Vice President Human Resources since June 1, 1995; Vice
                                       President (1994-1995); President of Kellwood
                                       Lingerie/Activewear (1989-1994)

Thomas H. Pollihan          48         Vice President, Secretary and General Counsel since May
                                       27, 1993; General Counsel and Secretary (1989-1993)

John A. Turnage             52         Vice President Manufacturing since August 28, 1997; Vice
                                       President Manufacturing and Sourcing (1989-1997).

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

       The information required by this Item is set forth in the Company's 1998 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

       The information required by this Item is set forth in the Company's 1998 Annual Report to Shareowners, at page 27 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item is set forth below and in the Company's 1998 Annual Report to Shareowners, at pages 28 thru 30 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

       This item includes "forward-looking statements" within the meaning of the Securities Act of 1933, and of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct. Certain phases of the Company's operations are subject to influences and factors outside its control. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations, and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to national and regional economic conditions, inflation or deflation, the overall level of consumer spending, the level of consumer debt, currency exchange fluctuations, other capital market conditions, competitive pressures, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, the timing and magnitude of spending on and savings realized from our Vision 2000 initiative, stable governments and business conditions in the nations where the Company's products are manufactured, and financial difficulties encountered by customers. The words "believe," "expect," "will," "estimate," "project," "forecast," "should," "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this item, including without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are also forward-looking statements. All forward-looking statements contained herein and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Company's results of operations, financial position, capital resources or liquidity. SFAS No. 130 will first be adopted in the Company's fiscal 1999 first quarter interim financial report. SFAS No. 131 will require additional segment disclosures and will first be adopted in the Company's fiscal 1999 Annual Report.

       In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." The Company is evaluating the effect this statement will have on its financial reporting and disclosures. The statement will have no effect on the Company's results of operations, financial position, capital resources or liquidity. SFAS

No. 132 will require revised disclosures and will first be adopted in the Company's fiscal 1999 Annual Report.

       In March 1998, the AICPA issued the "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" Statement of Position (SOP). The Company is evaluating the effect this statement will have on its future earnings or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated May 28, 1998, appearing at pages 16 to 27 of the Company's 1998 Annual Report to Shareowners, are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners, at pages 3 and 4 under the captions "Nominees for Election to Serve Until 2000" and "Directors Continuing to Serve Until 1999," which information is incorporated herein by reference.

       (b) Reference is made to "Executive Officers of the Registrant as of July 3, 1998" in Part I after Item 4.

       (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

       (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

       (e) Each of the officers named in Part I was elected to serve in the office indicated until the first meeting of the Board of Directors following the Annual Meeting of Shareowners in August 1998 and until his successor is elected and qualified.

       (f) There are no legal proceedings involving directors, nominees for directors, or officers.

       The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners at page 16 under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners, at pages 8 through 15 under the captions "Compensation of Executive Officers," "Retirement Program," and "Other Officer Agreements," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The information required by this Item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners, at pages 2 and 7 under the captions "Security Ownership of Certain Beneficial Owners" and "Management

Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners, at page 14 under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    FINANCIAL STATEMENTS AND SCHEDULES

       The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated May 28, 1998, appearing at pages 16 to 27 of the 1998 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 1998 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1998 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

           (i)     Financial Statements:

                   Report of Independent Accountants

                   Consolidated Statement of Earnings, Years Ended April 30, 1998, 1997 and 1996

                   Consolidated Balance Sheet, April 30, 1998 and 1997

                   Consolidated Statement of Cash Flows, Years Ended April 30, 1998, 1997 and 1996

                   Consolidated Statement of Shareowners' Equity, Years Ended April 30, 1998, 1997 and 1996

                   Notes to Consolidated Financial Statements

           (ii)    Report of Independent Accountants on Financial Statement
                   Schedule:

                   Financial Statement Schedule for the Years Ended April 30, 1998, 1997 and 1996:
                   Valuation and Qualifying Accounts (Schedule VIII)

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
                     pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-
                     A, effective June 24, 1986 and Amendment dated August
                     21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3, 1996, SEC File No. 1-7340.

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



S.E.C. EXHIBIT
REFERENCE NO.                           DESCRIPTION
--------------                          -----------
     10.2<F*>     -  Employment Agreement dated December 9, 1992, between
                     Kellwood Company and William J. McKenna, effective
                     December 1, 1992, incorporated herein by reference to
                     the Form 10-Q for the quarter ended January 31, 1993,
                     SEC File No. 1-7340; Amendment dated May 28, 1993,
                     effective May 1, 1993, incorporated herein by reference
                     to Form 10-K for the fiscal year ended April 30, 1993,
                     SEC File No. 1-7340;  Amendment dated November 26, 1996,
                     effective May 1, 1996, incorporated herein by reference
                     to the Form 10-Q for the quarter ended January 31, 1997,
                     SEC File No. 1-7340; and Amendment dated November 11,
                     1997, effective May 1, 1997 filed herewith.

     10.3<F*>     -  Form of Employment Agreement dated November 30, 1984,
                     between Kellwood Company and executive officers,
                     incorporated herein by reference to Form 10-K for the
                     fiscal year ended April 30, 1985, SEC File No. 1-7340.

     10.4<F*>     -  1995 Stock Option Plan For Nonemployee Directors and
                     1995 Omnibus Incentive Stock Option Plan, incorporated
                     herein by reference to Appendixes A & B to the Company's
                     definitive Proxy Statement dated July 13, 1995, SEC File
                     No. 1-7340.

     10.5<F*>     -  Executive Deferred Compensation Plan, adopted and
                     effective as of January 1, 1997; and Executive Deferred
                     Compensation Plan Amendment, adopted March 18, 1997,
                     incorporated herein by reference to Form 10-K for the
                     fiscal year ended April 30, 1997, SEC File No. 1-7340.

     10.6<F**>    -  Agreement for Services Between Kellwood Company and
                     Electronic Data Systems Corporation, dated June 21,
                     1996; and Amendment Regarding Use of Kellwood Purchase
                     Card by EDS Employees, dated April 29, 1997,
                     incorporated herein by reference to Form 10-K for the
                     fiscal year ended April 30, 1997, SEC File No. 1-7340.

     10.7<F*>     -  Corporate Development Incentive Plan of 1986 (As
                     Amended) formerly the Key Executive Long-Term Incentive
                     Plan of 1983, incorporated herein by reference to Form
                     10-K for the fiscal year ended April 30, 1994, SEC File
                     No. 1-7340; and Amendment dated May 29, 1997,
                     incorporated herein by reference to Exhibit A to the
                     Company's definitive Proxy Statement dated July 17,
                     1997, SEC File No. 1-7340.

     10.8<F*>     -  Employment Agreement dated December 1, 1997, between
                     Kellwood Company and Hal J. Upbin, effective December 1,
                     1997, filed herewith.

     13           -  Portions of the Annual Report to Shareowners for the
                     fiscal year ended April 30, 1998, which are incorporated
                     by reference at Item 1 in Part I, Items 5, 6, 7 and 8 in
                     Part II, and Part IV; filed herewith.

     21           -  Subsidiaries of the Company, appearing at page 15 of this report.

     23           -  Consents of Independent Accountants, appearing at page 13
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

(b)    REPORTS ON FORM 8-K:

       No reports were filed on Form 8-K during the three months ended April 30, 1998.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KELLWOOD COMPANY



Dated: July 17, 1998                        /s/ Thomas H. Pollihan
                                           -----------------------------------
                                           Thomas H. Pollihan
                                           Vice President, Secretary and
                                           General Counsel

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.


       Signature                        Title                     Date
       ---------                        -----                     ----
 /s/ William J. McKenna       Director, Chairman of the       July 17, 1998
------------------------      Board
   William J. McKenna

 /s/ Hal J. Upbin             Director, President and         July 17, 1998
------------------------      Chief Executive Officer
   Hal J. Upbin

 /s/ James C. Jacobsen        Director, Vice Chairman         July 17, 1998
------------------------      (principal financial and
   James C. Jacobsen          accounting officer)

   Raymond F. Bentele         Director
                                                       /s/ Thomas H. Pollihan
   Edward S. Bottum           Director               -------------------------
                                                     Thomas H. Pollihan
   Kitty G. Dickerson         Director               Attorney-in-fact
                                                     July 17, 1998
   Leonard A. Genovese        Director

   Jerry M. Hunter            Director

   James S. Marcus            Director

   Fred W. Wenzel             Director

                                    -12

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Kellwood Company

       Our audits of the consolidated financial statements referred to in our report dated May 28, 1998 appearing at page 16 of the 1998 Annual Report to Shareowners of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

St. Louis, Missouri
May 28, 1998






                         CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033-64847) of Kellwood Company of our report dated May 28, 1998 appearing at page 16 of the 1998 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears at page 13 on this Form 10-K.



PricewaterhouseCoopers LLP

St. Louis, Missouri
July 14, 1998






                         CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-36559) of Kellwood Company of our report dated May 28, 1998 appearing at page 16 of the 1998 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears at page 13 of this Form 10-K.



PricewaterhouseCoopers LLP

St. Louis, Missouri
July 14, 1998

                                           KELLWOOD COMPANY AND SUBSIDIARIES
                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                     (In Thousands)


Column A                             Column B                 Column C                  Column D                 Column E
--------                             --------        ---------------------------        --------                 --------
                                                               Additions
                                                     ---------------------------
                                    Balance at       Charged to       Charged to                                 Balance
                                    beginning        costs and           other                                   at end
       Description                  of period        expenses          accounts         Deductions              of period
       -----------                  ----------       ----------       ----------        ----------              ---------
YEAR ENDED APRIL 30, 1998:

Allowance for
doubtful accounts                    $5,536            $3,524            --            $(1,973)<F(A)>            $11,033

YEAR ENDED APRIL 30, 1997:

Allowance for
doubtful accounts                     5,225             2,262            --              1,951 <F(A)>              5,536

YEAR ENDED APRIL 30, 1996:

Allowance for
doubtful accounts                     5,709             1,601            --              2,085 <F(A)>              5,225


<F(A)>  Write-off bad debts (recoveries), net

                                                   EXHIBIT INDEX
S.E.C. Exhibit
Reference No.                                      Description
--------------                                     -----------
        3.1             -  Restated Certificate of Incorporation of Kellwood Company, as
                           amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.

        3.2             -  By-Laws, as amended through November 21, 1995, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1996, SEC
                           File No. 1-7340.

        4.1             -  Note Purchase Agreement dated December 29, 1986, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended
                           January 31, 1987, SEC File No. 1-7340.

        4.2             -  Indenture between the Registrant and Centerre Trust Company of St.
                           Louis, and the 9% Convertible Subordinated Debentures due 1999,
                           incorporated herein by reference to Registration Statement on Form S-
                           2, Registration No. 2-93522, effective October 18, 1984.

        4.3             -  Note Agreement dated July 1, 1993, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-
                           7340.

        4.4             -  Rights to Acquire Series A Junior Preferred Stock, pursuant to a
                           Rights Agreement between the registrant and Centerre Trust Company of
                           St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21,
                           1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3, 1996, SEC File
                           No. 1-7340.

        4.5             -  Note Purchase Agreement dated December 1, 1987, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended
                           January 31, 1988, SEC File No. 1-7340.

        4.6             -  Note Purchase Agreement dated December 15, 1989, with exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

        4.7             -  Credit Agreement dated as of May 31, 1996 among Kellwood Company, certain commercial lending institutions, and The Bank of Nova Scotia, as Administrative Agent and Syndication Agent, and Bank of America
                           National Trust and Savings Association, as documentation Agent, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1996, SEC File No. 1-7340.



S.E.C. Exhibit
Reference No.                                      Description
--------------                                     -----------
        10.2<F*>        -  Employment Agreement dated December 9, 1992, between Kellwood Company and William J. McKenna, effective December 1, 1992, incorporated herein by reference to the Form 10-Q for the quarter ended January
                           31, 1993, SEC File No. 1-7340; Amendment dated May 28, 1993, effective May 1, 1993, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1993, SEC File No. 1-7340;
                           Amendment dated November 26, 1996, effective May 1, 1996,
                           incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1997, SEC File No. 1-7340; and Amendment dated
                           November 11, 1997, effective May 1, 1997, filed herewith.

        10.3<F*>        -  Form of Employment Agreement dated November 30, 1984, between
                           Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985, SEC
                           File No. 1-7340.

        10.4<F*>        -  1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus
                           Incentive Stock Option Plan, incorporated herein by reference to
                           Appendixes A & B to the Company's definitive proxy statement dated
                           July 13, 1995, SEC File No. 1-7340.

        10.5<F*>        -  Executive Deferred Compensation Plan, adopted and effective as of
                           January 1, 1997; and Executive Deferred Compensation Plan Amendment,
                           adopted March 18, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

        10.6<F**>       -  Agreement for Services Between Kellwood Company and Electronic Data
                           Systems Corporation, dated June 21, 1996; and Amendment Regarding Use of Kellwood Purchase Card by EDS Employees, dated April 29, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

        10.7<F*>        -  Corporate Development Incentive Plan of 1986 (As Amended) formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                           1994, SEC File No. 1-7340; and Amendment dated May 29, 1997, incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated July 17, 1997, SEC File No. 1-7340.

        10.8<F*>        -  Employment Agreement dated December 1, 1997, between Kellwood Company and Hal J. Upbin, effective December 1, 1997, filed herewith.

        13              -  Portions of the Annual Report to Shareowners for the fiscal year ended April 30, 1998 which are incorporated by reference at Item 1 in
                           Part I, Items 5, 6, 7 and 8 in Part II, and Part IV; filed herewith.

        21              -  Subsidiaries of the Company, appearing at page 15 of this report.

        23              -  Consents of Independent Accountants, appearing at page 13 of this report.

        24              -  Powers of Attorney:  Ms. Dickerson and Messrs. Bentele, Bottum,
                           Genovese, Hunter, Marcus and Wenzel; filed herewith.

        27              -  Financial Data Schedule, filed herewith.

<F*> Denotes management contract or compensatory plan.



<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.