Form 10-Q
period 1998-07-31
KELLWOOD CO
filed 1998-09-14
CIK 55080

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

      For the quarterly period ended July 31, 1998

                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    -------------------

                        Commission File Number 1-7340

                               KELLWOOD COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


               DELAWARE                                    36-2472410
----------------------------------------  -------------------------------------
     (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                 Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                  63178
---------------------------------------------------               ------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (314) 576-3100

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

Number of shares of common stock, par value $.01, outstanding at July 31, 1998 (only one class): 21,614,784
                       ------------

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


                                               PART I.  FINANCIAL INFORMATION
                                               ------------------------------

                                              KELLWOOD COMPANY AND SUBSIDIARIES
                                              ---------------------------------
                                       CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                       ------------------------------------------------
                                                    (Amounts in thousands)

                                                                           July 31,
                                                                -----------------------------            April 30,
                                                                   1998                1997                1998
                                                                ----------           --------           ----------
ASSETS
------

Current assets:
   Cash and time deposits                                       $   27,804           $ 19,421           $   31,752
   Receivables, net                                                295,486            251,840              320,104
   Inventories                                                     395,086            362,120              374,472
   Prepaid taxes and expenses                                       30,134             28,732               32,655
                                                                ----------           --------           ----------

       Total current assets                                        748,510            662,113              758,983

Property, plant and equipment, net                                  77,304             62,178               65,946
Intangible assets, net                                             101,910            112,755              105,425
Other assets                                                        86,985             78,453               85,159
                                                                ----------           --------           ----------

                                                                $1,014,709           $915,499           $1,015,513
                                                                ==========           ========           ==========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt                            $   15,295           $ 15,392           $   15,298
   Notes payable                                                   158,954            237,175              141,736
   Accounts payable                                                100,537            100,660              110,725
   Accrued expenses                                                 62,164             52,312               74,746
                                                                ----------           --------           ----------

       Total current liabilities                                   336,950            405,539              342,505

Long-term debt                                                     239,403            106,480              242,720
Deferred income taxes and other                                     47,133             46,593               46,123

Shareowners' equity:
   Common stock                                                    113,528            106,032              109,657
   Retained earnings                                               327,336            296,749              323,035
   Cumulative translation adjustment                                (8,591)            (7,407)              (8,542)
                                                                ----------           --------           ----------

                                                                   432,273            395,374              424,150
   Less treasury stock, at cost                                    (41,050)           (38,487)             (39,985)
                                                                ----------           --------           ----------

       Total shareowners' equity                                   391,223            356,887              384,165
                                                                ----------           --------           ----------

                                                                $1,014,709           $915,499           $1,015,513
                                                                ==========           ========           ==========

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

                                                                                     Three Months Ended
                                                                                           July 31,
                                                                                ----------------------------
                                                                                  1998                1997
                                                                                --------            --------
Net sales                                                                       $427,669            $400,604

Costs and expenses:
    Cost of products sold                                                        346,800             321,602
    Selling, general and administrative expenses                                  56,372              56,423
    Amortization of intangible assets                                              3,610               3,752
    Interest expense                                                               7,873               6,887
    Interest income and other, net                                                  (440)               (476)
                                                                                --------            --------

Earnings before income taxes                                                      13,454              12,416

Income taxes                                                                       5,700               5,200
                                                                                --------            --------

Net earnings                                                                    $  7,754            $  7,216
                                                                                ========            ========

Weighted average shares outstanding:
    Basic                                                                         21,573              21,252
                                                                                ========            ========

    Diluted                                                                       22,122              21,769
                                                                                ========            ========

Earnings per share:
    Basic                                                                            .36                 .34
                                                                                ========            ========

    Diluted                                                                          .35                 .33
                                                                                ========            ========

Dividends paid per share                                                             .16                 .16
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

                                                                                       Three Months Ended
                                                                                             July 31,
                                                                                 ------------------------------
                                                                                   1998                  1997
                                                                                 --------              --------
Operating activities:
   Net earnings                                                                  $  7,754              $  7,216
   Add (deduct) items not affecting operating
      cash flows:
         Depreciation and amortization                                              7,088                 7,192
         Increase in prepaid pension cost                                          (1,200)               (2,125)
         Deferred taxes and other                                                     322                 4,961
                                                                                 --------              --------

                                                                                   13,964                17,244

   Changes in noncash working capital components:
      Receivables                                                                  24,618                19,789
      Inventories                                                                 (20,614)              (63,182)
      Prepaid expenses                                                              2,521                  (288)
      Accounts payable                                                            (10,188)              (21,389)
      Accrued expenses                                                            (12,582)              (25,511)
                                                                                 --------              --------

            Net cash (used for) operating activities                              ( 2,281)              (73,337)
                                                                                 --------              --------

Investing activities:
   Additions to property, plant and equipment                                     (14,455)               (2,819)
   Investment in subsidiaries                                                        (120)               (2,610)
   Other investing activities                                                        (343)                   12
                                                                                 --------              --------

            Net cash (used for) investing activities                              (14,918)               (5,417)
                                                                                 --------              --------

Financing activities:
   Proceeds from notes payable, net                                                17,218                78,046
   Reduction of long-term debt                                                     (3,320)               (3,368)
   Dividends paid                                                                  (3,453)               (3,398)
   Other financing activities                                                       2,806                 4,382
                                                                                 --------              --------

            Net cash provided by financing activities                              13,251                75,662
                                                                                 --------              --------

Net decrease in cash and time deposits                                             (3,948)               (3,092)
Cash and time deposits - beginning of period                                       31,752                22,513
                                                                                 --------              --------

Cash and time deposits - end of period                                           $ 27,804              $ 19,421
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

      Accounting policies have been continued without material change and are described in the Summary of Significant Accounting Policies contained in the Company's 1998 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.    Total inventory consisted of:

                                             July 31,
                                     -----------------------        April 30,
                                       1998           1997            1998
                                     --------       --------        ---------
         Finished goods              $214,037       $186,596        $175,953
         Work in process              105,549        106,237         128,051
         Raw materials                 75,500         69,287          70,468
                                     --------       --------        --------

                                     $395,086       $362,120        $374,472
                                     ========       ========        ========

      If inventories were valued at current replacement costs, they would have totalled $405,828, $371,384, and $384,714 at July 31, 1998, July
      31, 1997, and April 30, 1998, respectively.

3.    Intangible assets consisted of:

                                             July 31,
                                     -----------------------       April 30,
                                       1998           1997            1998
                                     --------       --------       ---------
         Goodwill                    $116,421       $112,101        $116,301
         Other identifiable
          intangibles                  81,083         81,446          81,106
                                     --------       --------        --------

                                      197,504        193,547         197,407

         Less accumulated
          amortization                 95,594         80,792          91,982
                                     --------       --------        --------

                                     $101,910       $112,755        $105,425
                                     ========       ========        ========


                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                            (Amounts in thousands)
                                 (Continued)


4. A credit facility agreement dated May 31, 1996, in the amount of $300,000 expires October 30, 1999. Under the agreement, up to $200,000 can be utilized for short-term loans and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At July 31, 1998, outstanding short-term loans and letters of credit under the agreement were $100,000 and $105,000, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.

5. During the year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive earnings in addition to net earnings. Comprehensive earnings is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

      The Company engaged in numerous transactions involving foreign currency, resulting in before tax unrealized <losses> and gains of
      <$49> and $873, for the three months ended July 31, 1998 and 1997, respectively.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                     ---------------------------------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------


OPERATING RESULTS
-----------------
Sales reached record levels for the first quarter ended July 31, 1998, increasing 6.8% vs. the first quarter of the prior fiscal year. Net Earnings for the quarter increased 7.5%. Summarized comparative financial data for fiscal 1999 and 1998 are as follows ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding):

                                       Quarter ended July 31,             % of Net Sales
                                  ------------------------------         ----------------
                                  1998        1997      % Change         1998        1997
                                  ----        ----      --------         ----        ----
   Net Sales                      $428        $401         6.8%         100.0%      100.0%
   Cost of products sold           347         322         7.8%          81.1%       80.3%
   S, G & A                         56          56        -0.1%          13.2%       14.1%
                                  ----        ----        ----          -----       -----
   Operating earnings               24          23         8.5%           5.7%        5.6%
   Amort. of intangibles             4           4        -3.8%           0.8%        0.9%
   Interest, net & other             7           6        15.9%           1.7%        1.6%
                                  ----        ----        ----          -----       -----
   Earnings before tax              13          12         8.4%           3.1%        3.1%
   Income Taxes                      6           5         9.6%           1.3%        1.3%
                                  ----        ----        ----          -----       -----
   Net Earnings                   $  8        $  7         7.5%           1.8%        1.8%
                                  ====        ====        ====          =====       =====

Sales were up in nearly every channel of distribution. The principal drivers of growth were Sag Harbor(R), Kathie Lee(R) sportswear for Wal-Mart, Studio Ease(R) and MHM(R) dresses, and Smart Shirts. Sales by segment are summarized as follows:

                                     Quarter ended July 31,              % of Total Sales
                                  -----------------------------          ----------------
   NET SALES:                     1998        1997     % Change          1998        1997
   ----------                     ----        ----     --------          ----        ----
   Branded Sportswear
      Popular-to-Moderate         $240        $196       22.2%           56.1%       49.0%
   Private Label                    60          76      -20.6%           14.1%       19.0%
   Branded Sportswear
      Better-to-Bridge              40          50      -19.2%            9.4%       12.4%
   Smart Shirts                     50          39       30.0%           11.7%        9.6%
   Recreation Products              37          40       -7.2%            8.6%        9.9%
                                  ----        ----       ----           -----       -----
   Total Net Sales                $428        $401        6.8%          100.0%      100.0%
                                  ====        ====       ====           =====       =====


The increased sales of Branded Sportswear in the Popular-to-Moderate price category was driven by continued growth of the Sag Harbor(R) brand, including a recently introduced line of Sag Harbor(R) dresses. In keeping with the strategy of building on the Sag Harbor(R) name, a new line of casual sportswear called Sag Harbor(R) Sport will be introduced in Spring 1999 (shipments expected to start in this fiscal year's third quarter).

Private label sales were down vs. the prior year primarily due to the loss of the Brittania(R) license for men's casual pants (as a result of the brand being sold to VF Corporation). Another factor contributing to the decline was the lower orders for outerwear resulting from inventory carried over by our customers due to the warm winter weather last year.

The Better-to-Bridge segment sales were down in line with our Plan (which was for an 18% decline). Marketing and merchandising initiatives are underway to address styling issues and lost market share in our better category brands in this segment, and the Melrose(R) label has been repositioned as well. The Plan for this segment contemplates a 20% decline in the second quarter vs. the comparable period in the prior year before this segment is expected to turn around and begin posting positive comparisons in the fourth quarter of this fiscal year.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                     ---------------------------------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------
                               (Continued)


Smart Shirts sales for the first quarter were up 30% vs. the prior year. Sales increased to Polo Ralph Lauren(R) as well as to a number of department stores and major catalog houses. Also, shipments in the first quarter of last year were delayed due to the moving of our sewing operation in China into a new and larger facility. Second quarter sales for this segment are expected to grow 16-20% vs. the prior year.

The Recreation Products segment had unusually strong sales (up 16%) in the fourth quarter of fiscal '98, which marks the beginning of the camping sales season. Sales in the first quarter of fiscal '99 were off due to a softening in consumer demand at retail. The outlook for the second quarter is for sales to be up 8-9% vs. the comparable quarter in the prior year.

Cost of Products Sold as a percentage of sales increased primarily in the Private Label segment due to lower production levels and inefficiencies resulting from the loss of the Brittania(R) business. Additionally, the majority of the Company's sales growth came from businesses and programs yielding gross margins below the company average.

S,G&A expense was basically flat in dollar terms vs. the prior year, declining to 13.2% of sales from 14.1% of sales in the prior year due to overhead reductions resulting from consolidation of operations in the Better-to-Bridge segment and reduced S,G&A spending in response to lower sales volume in both the Private Label and Better-to-Bridge segments. Vision 2000 expenses were consistent with the prior year.

Operating earnings (defined as net sales less cost of products sold and S,G&A expenses) increased 8.5% vs. the prior year on a 6.8% increase in sales. Control of S,G&A spending offset the decrease in Gross Profit margin discussed above.

The increase in interest expense is due primarily to the increase in average debt and the higher interest rate that resulted from replacing short term debt with the 20 year debentures (discussed below).

FINANCIAL CONDITION
-------------------
The current ratio increased from 1.6 to 1 at July 31, 1997 to 2.2 to 1 at April 30, 1998 and July 31, 1998, primarily due to the use of debt proceeds to retire short-term Notes Payable. Accounts receivable decreased 7.7% vs. April 30, 1998 but increased 17.3% vs. July 31, 1997, which is ahead of the 6.8% increase in sales. This increase was due principally to the growth in the volume of business the Company does with certain customers which have terms of sale in excess of the company average. Inventory levels have increased faster than sales (up 9.1% vs. July 31, 1997) because of a shift to more offshore sourcing which results in higher inventories.

Total debt represents 51% of capital at July 31, 1998 vs. 50% at July 31, 1997. The increased leverage is due to increased working capital requirements to support the sales growth of 6.8% vs. the prior year.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                     ---------------------------------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------
                               (Continued)


Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At July 31, 1998, $95 million was available for future use. Management believes that the combined operating, cash and equity position of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

Year 2000 Compliance
--------------------
In July 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment of all known potential year 2000 impacts. The Company has developed, and is continuing to develop, plans to make key operational and financial systems compliant and to ensure uninterrupted functionality through the year 2000. As part of the Vision 2000 initiative, several new information technologies have been and are being installed to implement a Consistent Office Environment and to replace several legacy systems with an Integrated Business System. These systems will be year 2000 compliant. The Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before the year 2000.

Key trading partners such as customers, suppliers, banks, shipping companies and insurance companies have been contacted to assess year 2000 compliance in key potentially impacted business relationships. The Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their year 2000 issues. Based on the results of the Company's Year 2000 assessment and the Year 2000 status information received from third parties, the Company is currently developing contingency plans to minimize identified exposures.

Based on the Company's efforts to date, Management believes that it is unlikely that the year 2000 problem will have a material adverse effect on the Company's results of operations in the future.

The Company is incurring significant business process reengineering and system replacement expenses as part of the Vision 2000 initiative. As a part of this initiative, most of the company's legacy software that is not currently year 2000 compliant will be replaced with new systems that are year 2000 compliant. The Company believes that the additional costs it will incur to modify other systems that are not currently year 2000 compliant to bring them into compliance will not be significant to the Company's financial results.

OUTLOOK
-------
Kellwood is into a period of solid internal growth led by the Popular-to-Moderate Women's Branded Sportswear business. As the retail industry continues to consolidate, Kellwood is increasingly becoming the vendor of choice for popular-to-moderately priced women's sportswear, men's woven shirts and other value priced categories of apparel. The Company expects fiscal 1999 sales to be up approximately 4% to 6%.

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


Interest expense in the first half of fiscal 1999 will be higher than the prior year due to the October 1997 $150 million twenty-year public debt offering. Though management believes that the rate on this debt (7.625%) is favorable, it is approximately 1.5% higher than the Company was paying for short-term floating rate debt.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------
This Form 10-Q includes "forward-looking statements" within the meaning of the Securities Act of 1933, and of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct. Certain phases of the Company's operations are subject to influences and factors outside its control. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to national and regional economic conditions, inflation or deflation, the overall level of consumer spending, the level of consumer debt, currency exchange fluctuations, other capital market conditions, competitive pressures, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, the timing and magnitude of spending on and savings realized from our Vision 2000 initiative, stable governments and business conditions in the nations where the Company's products are manufactured, and financial difficulties encountered by customers. The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, the statements under "Management's
Discussion and Analysis of Financial Condition and Results of Operations", are also forward-looking statements. All forward-looking statements contained herein and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.

                     PART II.  OTHER INFORMATION
                     ---------------------------

                           KELLWOOD COMPANY
                           ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  a)   EXHIBITS:

       S.E.C. Exhibit
        Reference No.                         Description
       --------------                         -----------
            27                  Financial Data Schedule, filed herewith.

  b)   REPORTS ON FORM 8-K:

       No reports were filed on Form 8-K during the three months ended July 31, 1998.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 11, 1998                  /s/ Thomas H. Pollihan
                                    -------------------------------------
                                    Thomas H. Pollihan
                                    Vice President, Secretary and General
                                    Counsel



September 11, 1998                  /s/ James C. Jacobsen
                                    -------------------------------------
                                    James C. Jacobsen
                                    Vice Chairman
                                    (Principal Financial and Accounting
                                    Officer)