Form 10-Q
period 1998-10-31
KELLWOOD CO
filed 1998-12-15
CIK 55080

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1998

                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------  -----------------


                     Commission File Number 1-7340

                            KELLWOOD COMPANY
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


               DELAWARE                              36-2472410
-------------------------------------    --------------------------------
    (State or other jurisdiction                   (IRS Employer
  of incorporation or organization)            Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO           63178
---------------------------------------------------      ----------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         (314) 576-3100

-------------------------------------------------------------------------

-------------------------------------------------------------------------


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

Number of shares of common stock, par value $.01, outstanding at October 31, 1998 (only one class): 21,634,316
                      ------------

                         KELLWOOD COMPANY
                         ----------------

                              INDEX
                              -----


                                                               Page No.
                                                               --------
PART I.    FINANCIAL INFORMATION

           Condensed Consolidated Balance Sheet                     3

           Condensed Consolidated Statement of Earnings             4

           Condensed Consolidated Statement of Cash Flows           5

           Notes to Condensed Consolidated Financial
            Statements                                            6-7

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations        8-14


PART II.   OTHER INFORMATION                                       15

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

                          KELLWOOD COMPANY AND SUBSIDIARIES
                          ---------------------------------
                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                   ------------------------------------------------
                                (Amounts in thousands)

                                                           October 31,
                                                    -----------------------      April 30,
                                                      1998           1997          1998
                                                    --------       --------     ----------
ASSETS
------
Current assets:
   Cash and time deposits                           $ 35,825       $ 25,248     $   31,752
   Receivables, net                                  292,896        300,041        320,104
   Inventories                                       328,436        304,958        374,472
   Prepaid taxes and expenses                         29,258         29,897         32,655
                                                    --------       --------     ----------
      Total current assets                           686,415        660,144        758,983

Property, plant and equipment, net                    85,862         61,409         65,946
Intangible assets, net                                98,154        108,800        105,425
Other assets                                          87,948         81,986         85,159
                                                    --------       --------     ----------
                                                    $958,379       $912,339     $1,015,513
                                                    ========       ========     ==========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt                $ 15,762       $ 15,371     $   15,298
   Notes payable                                      98,544         78,319        141,736
   Accounts payable                                   87,564         83,069        110,725
   Accrued expenses                                   68,662         65,553         74,746
                                                    --------       --------     ----------
      Total current liabilities                      270,532        242,312        342,505

Long-term debt                                       235,997        251,807        242,720
Deferred income taxes and other                       46,167         46,680         46,123

Shareowners' equity:
   Common stock                                      113,814        108,730        109,657
   Retained earnings                                 341,418        309,899        323,035
   Cumulative translation adjustment                  (8,566)        (7,291)        (8,542)
                                                    --------       --------     ----------
                                                     446,666        411,338        424,150
   Less treasury stock, at cost                      (40,983)       (39,798)       (39,985)
                                                    --------       --------     ----------
      Total shareowners' equity                      405,683        371,540        384,165
                                                    --------       --------     ----------
                                                    $958,379       $912,339     $1,015,513
                                                    ========       ========     ==========

See notes to condensed consolidated financial statements.

                                KELLWOOD COMPANY AND SUBSIDIARIES
                                ---------------------------------
                    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                    --------------------------------------------------------
                          (Amounts in thousands except per share data)

                                                      Three Months Ended             Six Months Ended
                                                          October 31,                   October 31,
                                                    -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Net sales                                           $509,763       $502,852       $937,432       $903,456

Costs and expenses:
   Cost of products sold                             405,702        402,882        752,502        724,484
   Selling, general and
     administrative expenses                          62,928         60,754        119,300        117,177
   Amortization of intangible
     assets                                            3,732          4,007          7,342          7,759
   Interest expense                                    7,651          7,104         15,524         13,991
   Interest income and other, net                       (790)          (507)        (1,230)          (983)
                                                    --------       --------       --------       --------

Earnings before income taxes                          30,540         28,612         43,994         41,028

Income taxes                                          13,000         12,100         18,700         17,300
                                                    --------       --------       --------       --------

Net earnings                                        $ 17,540       $ 16,512       $ 25,294       $ 23,728
                                                    ========       ========       ========       ========


Weighted average shares
 outstanding:
    Basic                                             21,620         21,433         21,596         21,339
                                                    ========       ========       ========       ========

    Diluted                                           22,012         22,091         22,067         21,923
                                                    ========       ========       ========       ========

Earnings per share:
    Basic                                           $    .81       $    .77       $   1.17       $   1.11
                                                    ========       ========       ========       ========

    Diluted                                         $    .80       $    .75       $   1.15       $   1.08
                                                    ========       ========       ========       ========


Dividends paid per share                            $    .16       $    .16       $    .32       $    .32
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

                                                                         Six Months Ended
                                                                            October 31,
                                                                   -----------------------------
                                                                     1998                 1997
                                                                   --------             --------
Operating activities:
   Net earnings                                                    $ 25,294             $ 23,728

   Add (deduct) items not affecting operating
    cash flows:
      Depreciation and amortization                                  14,842               14,709
      Increase in prepaid pension cost                               (2,306)              (4,250)
      Deferred income taxes and other                                  (451)               2,691
                                                                   --------             --------
                                                                     37,379               36,878

   Changes in non-cash working capital components:
      Receivables, net                                               27,208              (28,412)
      Inventories                                                    46,036               (6,020)
      Prepaid taxes and expenses                                      3,397               (1,453)
      Accounts payable                                              (23,161)             (38,980)
      Accrued expenses                                               (6,084)             (12,270)
                                                                   --------             --------
         Net cash provided by (used for) operating
           activities                                                84,775              (50,257)
                                                                   --------             --------

Investing activities:
   Additions to property, plant and equipment                       (29,835)              (5,651)
   Investment in subsidiaries                                          (120)              (2,610)
   Other investing activities                                         2,456                  126
                                                                   --------             --------
         Net cash (used for) investing activities                   (27,499)              (8,135)
                                                                   --------             --------

Financing activities:
   Proceeds from debentures                                             -                148,327
   Reduction of notes payable, net                                  (43,192)             (80,810)
   Reduction of long-term debt                                       (6,259)              (6,389)
   Dividends paid                                                    (6,911)              (6,825)
   Stock transactions under incentive plans                           3,159                6,824
                                                                   --------             --------
         Net cash provided by
           (used for) financing activities                          (53,203)              61,127
                                                                   --------             --------

Net increase in cash and time deposits                                4,073                2,735
Cash and time deposits - beginning of period                         31,752               22,513
                                                                   --------             --------
Cash and time deposits - end of period                             $ 35,825             $ 25,248
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


2.   Total inventory consisted of:

                                                  October 31,
                                        --------------------------------                April 30,
                                          1998                    1997                    1998
                                        --------                --------                ---------
Finished goods                          $174,440                $161,222                $175,953
Work in process                           88,855                  76,536                 128,051
Raw materials                             65,141                  67,200                  70,468
                                        --------                --------                --------
                                        $328,436                $304,958                $374,472
                                        ========                ========                ========

     If inventories were valued at current replacement costs, they would have totaled $336,678, $314,722 and $384,714 at October 31, 1998,
     October 31, 1997, and April 30, 1998, respectively.


3.   Intangible assets consisted of:

                                                  October 31,
                                        --------------------------------                April 30,
                                          1998                    1997                    1998
                                        --------                --------                ---------
Goodwill                                $116,421                $112,100                $116,301
Other identifiable
 intangibles                              80,076                  81,087                  81,106
                                        --------                --------                --------
                                         196,497                 193,187                 197,407

Less accumulated
 amortization                             98,343                  84,387                  91,982
                                        --------                --------                --------
                                        $ 98,154                $108,800                $105,425
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





4. A credit facility agreement dated May 31, 1996 in the amount of $300,000 expires October 30, 1999. Under the agreement up to $200,000 can be utilized for short-term loans, and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At October 31, 1998, outstanding short-term loans and letters of credit under the agreement were $0 and $133,000, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.


5. During the year, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS
     130 requires the reporting of comprehensive earnings in addition to net earnings. Comprehensive earnings is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

     The Company's total comprehensive income for the six months ended October 31, 1998 and 1997 was $25,270 and $24,717, respectively; total comprehensive income for the three months ended October 31, 1998 and 1997, was $17,565 and $16,628, respectively. Differences between Net Earnings and total comprehensive income resulted from foreign currency translation.


6. On December 1, 1998 the Company signed a definitive agreement to merge Koret, Inc. into Kellwood in a transaction to be accounted for as a pooling of interests. Kellwood expects to issue 5,241,000 additional shares of common stock in this transaction.

     On December 11, 1998 the Company purchased substantially all of the non-real estate assets of Fritzi California, a California corporation, in exchange for 844,000 shares of Kellwood common stock and the assumption of certain liabilities. The effect of the Fritzi transaction would not have been significant to the financial statements of the Company.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------


OPERATING RESULTS
-----------------

Kellwood Company achieved record sales and earnings for the second quarter ended October 31, 1998. Summarized financial data for the quarter and the six month period ended October 31, 1998 and 1997 are as follows ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding):

                                                    Three Months Ended                   Six Months Ended
                                                        October 31,                         October 31,
                                               -----------------------------       -----------------------------
                                               1998        1997     % Change       1998        1997     % Change
                                               ----        ----     --------       ----        ----     --------
   Net Sales                                   $510        $503        1.4%        $937        $903        3.8%
   Cost of products sold                        406         403        0.7%         753         724        3.9%
   S, G & A                                      63          61        3.6%         119         117        1.8%
                                               ----        ----       ----         ----        ----       ----
   Operating earnings                            41          39        4.9%          66          62        6.2%
   Amort. of intangibles                          4           4       -6.9%           7           8       -5.4%
   Interest, net & other                          7           7        4.0%          14          13        9.9%
                                               ----        ----       ----         ----        ----       ----
   Earnings before tax                           31          29        6.7%          44          41        7.2%
   Income Taxes                                  13          12        7.4%          19          17        8.1%
                                               ----        ----       ----         ----        ----       ----
   Net Earnings                                $ 18        $ 17        6.2%        $ 25        $ 24        6.6%
                                               ====        ====       ====         ====        ====       ====

As a percentage of Sales:
-------------------------
   Net Sales                                  100.0%      100.0%                  100.0%      100.0%
   Cost of products sold                       79.6%       80.1%                   80.3%       80.2%
   S, G & A                                    12.3%       12.1%                   12.7%       13.0%
                                              -----       -----                   -----       -----
   Operating earnings                           8.1%        7.8%                    7.0%        6.8%
   Amort. of intangibles                        0.7%        0.8%                    0.8%        0.9%
   Interest, net & other                        1.3%        1.3%                    1.5%        1.4%
                                               ----        ----                    ----        ----
   Earnings before tax                          6.0%        5.7%                    4.7%        4.5%
   Income Taxes                                 2.6%        2.4%                    2.0%        1.9%
                                               ----        ----                    ----        ----
   Net Earnings                                 3.4%        3.3%                    2.7%        2.6%
                                               ====        ====                    ====        ====

The increase in sales for the quarter and the half was concentrated in the Popular-to-Moderate Women's Sportswear and Smart Shirts business portfolios, partially offset by declines in the Better-to-Bridge Women's Sportswear and Private label businesses:

                                                 Three Months Ended                   Six Months Ended
                                                     October 31,                         October 31,
                                            ----------------------------        -----------------------------
                                            1998        1997    % Change        1998        1997     % Change
                                            ----        ----    --------        ----        ----     --------
Popular-to-Moderate
   Women's Sportswear                       $289        $271        6.8%        $529        $467       13.3%
Better-to-Bridge
   Women's Sportswear                         49          64      -22.9%          89         114      -21.3%
Private Label                                 82          92      -10.6%         143         168      -15.1%
Smart Shirts                                  64          51       24.8%         114          90       27.0%
Recreation Products                           25          25        0.0%          62          65       -4.4%
                                            ----        ----      -----         ----        ----      -----
Total Net Sales                             $510        $503        1.4%        $937        $903        3.8%
                                            ====        ====      =====         ====        ====      =====

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------


The five business portfolios contributed the following percentages of sales, respectively, for the quarter and for the six months ended October 31, 1998:

                                          Three Months Ended                   Six Months Ended
                                              October 31,                         October 31,
                                          ------------------                   -----------------
                                           1998        1997                     1998        1997
                                           ----        ----                     ----        ----
As a % of total Sales:
---------------------
Popular-to-Moderate
   Women's Sportswear                      56.8%       53.9%                   56.5%       51.7%
Better-to-Bridge
   Women's Sportswear                       9.6%       12.7%                    9.5%       12.6%
Private Label                              16.1%       18.3%                   15.2%       18.6%
Smart Shirts                               12.5%       10.2%                   12.2%        9.9%
Recreation Products                         5.0%        5.0%                    6.6%        7.2%
                                          -----       -----                   -----       -----
                                          100.0%      100.0%                  100.0%      100.0%
                                          =====       =====                   =====       =====

The increased sales of branded sportswear in the Popular-to-Moderate price category was driven by continued growth of the Sag Harbor(R) brand, including a recently introduced line of Sag Harbor(R) dresses. In keeping with the strategy of building on the Sag Harbor(R) name, a new line of casual sportswear called Sag Harbor(R) Sport will be introduced for Spring 1999 (shipments expected to start in this fiscal year's third quarter).

The Better-to-Bridge Women's Sportswear business continues to struggle, with sales for the quarter down 23% from the corresponding period in the prior year. Marketing and merchandising initiatives are underway to address styling issues and lost market share in our better category brands in this segment, and some office, warehousing and distribution functions have been consolidated to reduce overhead. The outlook for the third quarter calls for sales to be down in the range of 5% - 6%.

Private label sales were down vs. the prior year primarily due to the loss of the Brittania(R) license for men's casual pants (as a result of the brand being sold to VF Corporation). Another factor contributing to the decline was the lower orders for outerwear resulting from inventory carried over by our customers due to the warm winter weather last year.

Smart Shirts sales for the second quarter were up 25% vs. the prior year. Sales increased to Polo Ralph Lauren(R) as well as to a number of department stores, catalog houses and specialty stores. As a result of quota constraints in Sri Lanka, Smart Shirts may have to delay some of its third quarter shipments until February. This is expected to cause sales in the third quarter of this fiscal year to be 6-8% less than the prior year; sales in the fourth quarter, however, are expected to be up 16-18% vs. fiscal '98 levels.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------

The ability of the woven shirt business to grow over the long term is constrained by capacity and quota. In response to these constraints, Smart Shirts management is evaluating opportunities in Malaysia and other countries (which have ample quota).

The Recreation Products segment had unusually strong sales (up 16%) in the fourth quarter of fiscal '98, which marks the beginning of the camping sales season. Sales in the first quarter of fiscal '99 were off due to a softening in consumer demand at retail; second quarter sales were flat with the prior year. The outlook for the third quarter is for sales to be up in excess of 9% vs. the comparable quarter in the prior year.

Cost of Products Sold as a percentage of sales decreased from 80.1% to 79.6% in the quarter vs. the comparable period in the prior year due principally to improved sourcing and savings generated from the Vision 2000 supplier management initiative.

S,G&A expense in the quarter was basically flat as a percentage of sales, increasing to 12.3% of sales from 12.1% of sales in the prior year due to increased spending on the Vision 2000 program, partially offset by overhead reductions resulting from consolidation of operations in the Better-to-Bridge segment.

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased 4.9% for the quarter and 6.2% for the six month period vs. the corresponding periods in the prior year. The increase in operating earnings for the quarter was due to the lower Cost of Products Sold as a percentage of sales (discussed above) partially offset by increased spending this year on the Vision 2000 program. For the six month period, control of S,G&A spending offset a modest increase in Cost of Products Sold margin to result in a slight increase in Operating earnings margin from 6.8% in the prior year to 7.0%.

The increase in interest expense is due primarily to the increase in average debt and the higher interest rate that resulted from replacing short term debt with the 20 year debentures, partially offset by lower interest rates on short-term debt.


FINANCIAL CONDITION
-------------------
Total debt represents 46% of capital at October 31, 1998 vs. 48% at October 31, 1997. Long-term fixed rate debt is now 72% of total debt as a result of the October 1997 $150 million public debt offering. Capital expenditures were $29.8 million year-to-date; total capital expenditures for fiscal 1999 are expected to be approximately $45 million due to heavy capital spending on Vision 2000 projects. This compares with Kellwood's historical levels of

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------


capital spending of $11 - 12 million per year.

The current ratio decreased from 2.7 to 1 at October 31, 1997 to 2.2 to 1 at April 30, 1998 and 2.5 to 1 at October 31, 1998, largely as a result of a $22 million increase in short-term notes payable. Inventory levels have increased faster than sales (up 7.7% vs. October 31, 1997) because of a shift to more offshore sourcing which results in higher inventories.

In November 1998 the Board of Directors rescinded the share repurchase plan which had been adopted in September 1996.

Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At October 31, 1998, $167 million was available for future use. Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

Recent Developments
-------------------
During December 1998 the Company signed definitive agreements to:

     * Purchase substantially all of the non-real estate assets of Fritzi California, a California corporation ("Fritzi") in exchange for 844,000 shares of Kellwood common stock and the assumption of certain liabilities, and

     * Merge Koret, Inc. into Kellwood in a transaction to be accounted for as a pooling of interests. Kellwood expects to issue 5,241,000 additional shares of common stock in this transaction.

The Fritzi transaction closed on December 11, 1998. The Koret transaction is contingent upon the terms and conditions set forth in the Merger Agreement; it is expected to close in January or February 1999. More information on these transactions can be obtained by review of the Form 8-K filed with the SEC on December 2, 1998 (for the Fritzi transaction), and by review of the Form 8-K filed with the SEC on December 3, 1998 (for the Koret transaction).

Year 2000 Compliance
--------------------
In July 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment of all known potential year 2000 impacts. The Company has developed plans to make key operational and financial systems compliant and to ensure uninterrupted functionality through the year 2000. Over the past six months, these plans have been implemented and progress has been monitored monthly to ensure compliance efforts are

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------

continuing as scheduled.  The major components of the plans include:

* As part of the Vision 2000 initiative, several new information technologies have been and are being installed to implement a Consistent Office Environment (COE) and to replace several legacy systems with an Integrated Business System (IBS). These systems will be year 2000 compliant.

    * The COE initiative is a corporate-wide effort to install new PC's, servers, and desktop software, all of which are year 2000 compliant. This initiative is nearing completion and is scheduled to be fully implemented by March 1999.

    * The IBS initiative is a corporate-wide effort to install a common business system and replace certain legacy software that is not currently year 2000 compliant. This initiative has a current implementation schedule to install the new system where needed in time to avoid any year 2000 issues in these legacy systems.

* Several of the Company's legacy systems are already year 2000 compliant, thus the implementation of the new IBS at the locations using these business systems (accounting for approximately 61% of fiscal 1998 sales) is not an issue for the business units operating with these systems.

* The physical relocation of several Kellwood business units (accounting for approximately 22% of fiscal 1998 sales) to new facilities has also contributed to the Company's year 2000 compliance efforts. The moves provided a better opportunity to review and/or replace certain facilities equipment and software (including telephone systems, voice mail, and shipping software and equipment) to ensure year 2000 compliance in these areas.

The Company has developed contingency plans in the event that implementation delays are encountered. These plans were developed to ensure no disruptions in the functionality of the business due to Year 2000 problems. The Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before year 2000 problems arise.

Key trading partners such as customers, suppliers, banks, shipping companies and insurance companies have been contacted to assess year 2000 compliance in key potentially impacted business relationships. The Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their year 2000 issues. Electronic transactions with key trading partners have been identified and year 2000 compliance has been addressed.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------


    * The Company's ability to process electronic data interchange transactions with its customers has been tested and certified Year 2000 compliant by the National Retail Federation.

    * Electronic transactions dealing with funds transfers, letters of credit, payroll, and employee benefits have also been addressed and are currently either already year 2000 compliant or are in the process of becoming compliant.

Based on the results of the Company's Year 2000 assessment and the Year 2000 readiness information received from third parties, the Company believes that its key trading partners are putting forth their best efforts to minimize identified exposures.

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


OUTLOOK
-------
Kellwood is into a period of solid internal growth led by the Popular-to-Moderate Women's Branded Sportswear business. As the retail industry continues to consolidate, Kellwood is increasingly becoming the vendor of choice for popular-to-moderately priced women's sportswear, men's woven shirts and other value priced categories of apparel. The Company expects fiscal 1999 sales to be up approximately 4% to 6% (excluding the impact of the Koret and Fritzi transactions described above).

The Company is investing in its Vision 2000 initiative which will further enhance the Company's competitive position and ability to continue to gain market share and improve profitability in the future.


SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------
This Form 10-Q includes "forward-looking statements" within the meaning of the Securities Act of 1933, and of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. Although the Company believes that its expectations reflected in the forward-

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------

looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct. Certain phases of the Company's operations are subject to influences and factors outside its control. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to national and regional economic conditions, inflation or deflation, the overall level of consumer spending, the level of consumer debt, currency exchange fluctuations, other capital market conditions, competitive pressures, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, the timing and magnitude of spending on and savings realized from our Vision 2000 initiative, stable governments and business conditions in the nations where the Company's products are manufactured, and financial difficulties encountered by customers. The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, the statements under "Management's
Discussion and Analysis of Financial Condition and Results of Operations", are also forward-looking statements. All forward-looking statements contained herein and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.

                     PART II.  OTHER INFORMATION
                     ---------------------------

                          KELLWOOD COMPANY
                          ----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

The information required by this item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, at pages 16 and 18 under the caption "Shareholder Proposed Resolution Report On Contract Supplier Standards Opposed By The Board Of Directors", which information is incorporated herein by reference.

The results of the vote for, against, abstain and broker non-vote were 1,395,976, 14,034,586, 2,058,753 and 1,798,461, respectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)   EXHIBITS:

          S.E.C. Exhibit
          Reference No.                 Description
          -------------  ----------------------------------------

               27        Financial Data Schedule, filed herewith.


     b)   REPORTS ON FORM 8-K:

          No reports were filed on Form 8-K during the three months ended October 31, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 14, 1998                  /s/ Thomas H. Pollihan
                                   -----------------------------------
                                   Thomas H. Pollihan
                                   Vice President, Secretary and
                                   General Counsel



December 14, 1998                  /s/ James C. Jacobsen
                                   -----------------------------------
                                   James C. Jacobsen
                                   Vice Chairman
                                   (Principal Financial Officer)