Form 10-Q/A
period 1998-10-31
KELLWOOD CO
filed 1999-02-25
CIK 55080

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-Q/A


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


The undersigned registrant hereby amends Part I of its Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 as follows:

Item 1: On the CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (page 5),

            * delete the subtotals ("37,379" and "36,878") and the
              related underline above them, and

            * delete the word "non-cash" from the caption "Changes in
              non-cash working capital components:"

Item 2: replace the section captioned "Year 2000 Compliance" on pages 11 - 13 with an expanded and extended discussion of Year 2000 Issues.

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

   Changes in working capital components:
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


Year 2000 Compliance
--------------------

In July 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment and developed plans to make key operational and financial systems year 2000 compliant and ensure uninterrupted functionality through the year 2000. The Company is monitoring the progress and currently believes such plans are 70%

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITION AND RESULTS OF OPERATION
                ----------------------------------

implemented.  The major components of the plan include:

* As part of the Vision 2000 initiative, several new information technologies have been and are being installed to implement a Consistent Office Environment (COE) and to replace several legacy systems with an Integrated Business System (IBS). These systems will be year 2000 compliant.

* The COE initiative is a corporate-wide effort to install new PC's and servers, and desktop software, all of which are year 2000 compliant. This initiative is nearing completion and is scheduled to be fully implemented by March 1999.

* The IBS initiative is a corporate-wide effort to install a common business system throughout the Company. IBS implementation is currently planned to occur at locations with systems that are not year 2000 compliant and is in process for certain of these locations. Testing of IBS is taking place in conjunction with implementation and is progressing as planned. As part of its contingency plan, the Company is in the process of remediating the current systems at three operating locations to make them year 2000 compliant in the event implementation of IBS is delayed at those locations. Testing of systems modifications for the systems being remediated is planned and will occur as part of the remediation process. Remediation projects are expected to be substantially completed by June 1999. Implementation of IBS at the noncompliant locations is expected to be substantially completed by Fall 1999.

* Remediation or replacement of certain "non-IT" systems, including telephone systems, voice mail and shipping software and equipment is approximately 80-90% complete. Testing is currently in process where necessary and is progressing as planned.

* The Company is incurring significant business process reengineering and system replacement expenses as part of the Vision 2000 initiative as described in the "Results of Operations" section. The portion of Vision 2000 expenses that relates to remediation and replacement of non-year 2000 compliant systems is estimated to be $2.5 million, of which approximately $1.5 million has already been incurred. The Company has utilized cash flow from operations to fund year 2000 expenditures.

* Several of the Company's legacy systems are already year 2000 compliant (accounting for approximately 70% of Fiscal 1998 sales), thus the implementation of IBS is not scheduled until fiscal 2000 or later. Testing of year 2000 compliance for these legacy systems has been substantially completed.

The Company believes its most reasonably likely worst case scenario with respect to its own systems would involve particular system modules which are not properly implemented or not fully or properly remediated. In this case, the Company would retain the appropriate resources to correct the problems. Until necessary system modifications could be made, manual procedures would be employed. Such a situation may result in additional remediation costs to be incurred and/or delays in operating activities.

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

Based on the results of the Year 2000 readiness information received from third parties, the Company believes that its key trading partners are putting forth their best efforts to minimize identified exposures. However, the Company has identified alternative suppliers for significant raw materials should current key suppliers prove unable to satisfactorily address year 2000 issues and supply necessary raw materials. The Company believes its contractors' most significant challenges will relate to transportation and infrastructure of the foreign countries in which they operate. Alternative contractors will be identified if current key contractors are unable to satisfactorily address year 2000 issues and manufacture product. Should customers be unable to satisfactorily address year 2000 issues, manual procedures would be employed to ensure key functions such as ordering and invoicing could be continued. The Company believes the most reasonably likely worst case scenario with respect to key trading partners would involve the inability of such partners to conduct business requiring manual processes to the employed and/or alternative partners to be utilized. Such a situation may result in temporary increases in costs, delays in receiving cash payments and/or delays in operating activities.


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

KELLWOOD COMPANY



February 25, 1999                  /s/ Thomas H. Pollihan
                                   -----------------------------------
                                   Thomas H. Pollihan
                                   Vice President, Secretary and
                                   General Counsel



February 25, 1999                  /s/ Gerald M. Chaney
                                   -----------------------------------
                                   Gerald M. Chaney
                                   Vice President Finance
                                   (Principal Financial Officer)