Form 10-Q
period 1999-01-31
KELLWOOD CO
filed 1999-03-15
CIK 55080

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1999

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ----------------

                   Commission File Number 1-7340

                          KELLWOOD COMPANY
-----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


               DELAWARE                               36-2472410
---------------------------------------         -----------------------
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)            Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO        63178
---------------------------------------------------      ----------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (314) 576-3100

-----------------------------------------------------------------------

-----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Number of shares of common stock, par value $.01, outstanding at
January 31, 1999 (only one class): 22,485,892
                                   ----------

                         KELLWOOD COMPANY
                         ----------------

                              INDEX
                              -----

                                                               Page No.
                                                               --------
PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet                       3

         Condensed Consolidated Statement of Earnings               4

         Condensed Consolidated Statement of Cash Flows             5

         Notes to Condensed Consolidated Financial
          Statements                                              6-7

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8-15


PART II. OTHER INFORMATION                                         17

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



                           KELLWOOD COMPANY AND SUBSIDIARIES
                           ---------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                    ------------------------------------------------
                                 (Amounts in thousands)
                                                       January 31,
                                               -------------------------      April 30,
                                                  1999            1998          1998
                                               ----------       --------     ----------
ASSETS
------

Current assets:
 Cash and time deposits                        $   53,420       $ 29,449     $   31,752
 Receivables, net                                 284,149        243,009        320,104
 Inventories                                      357,976        365,456        374,472
 Prepaid taxes and expenses                        31,866         34,997         32,655
                                               ----------       --------     ----------
   Total current assets                           727,411        672,911        758,983

Property, plant and equipment, net                 93,919         61,541         65,946

Intangible assets, net                             95,710        105,016        105,425

Other assets                                       90,983         84,167         85,159
                                               ----------       --------     ----------
                                               $1,008,023       $923,635     $1,015,513
                                               ==========       ========     ==========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
 Current portion of long-term debt             $   15,762      $  15,336    $    15,298
 Notes payable                                    135,459         94,145        141,736
 Accounts payable                                  89,874         94,869        110,725
 Accrued expenses                                  64,841         58,702         74,746
                                               ----------       --------     ----------
   Total current liabilities                      305,936        263,052        342,505

Long-term debt                                    227,679        243,455        242,720

Deferred income taxes and other                    46,883         46,586         46,123

Shareowners' equity:
 Common stock                                     136,345        109,037        109,657
 Retained earnings                                340,960        308,878        323,035
 Cumulative translation adjustment                 (8,789)        (7,376)        (8,542)
                                               ----------       --------     ----------
                                                  468,516        410,539        424,150
 Less treasury stock, at cost                     (40,991)       (39,997)       (39,985)
                                               ----------       --------     ----------
   Total shareowners' equity                      427,525        370,542        384,165
                                               ----------       --------     ----------
                                               $1,008,023       $923,635     $1,015,513
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

                           KELLWOOD COMPANY AND SUBSIDIARIES
                           ---------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                --------------------------------------------------------
                     (Amounts in thousands except per share data)

                                          Three Months Ended            Nine Months Ended
                                              January 31,                  January 31,
                                        -----------------------     -------------------------
                                          1999           1998          1999           1998
                                        --------       --------     ----------     ----------
Net sales                               $388,744       $373,680     $1,326,176     $1,277,136

Costs and expenses:
 Cost of products sold                   313,520        304,195      1,066,022      1,028,679
 Selling, general and
   administrative expenses                59,518         54,975        178,818        172,152
 Amortization of intangible
   assets                                  3,673          3,842         11,015         11,601
 Interest expense                          6,935          6,944         22,459         20,934
 Interest income and other, net               (4)          (390)        (1,234)        (1,373)
                                        --------       --------     ----------     ----------

Earnings before income taxes               5,102          4,114         49,096         45,143

Income taxes                               2,100          1,700         20,800         19,000
                                        --------       --------     ----------     ----------

Net earnings                            $  3,002       $  2,414     $   28,296     $   26,143
                                        ========       ========     ==========     ==========

Weighted average shares
 outstanding:
  Basic                                   22,104         21,466         21,767         21,380
                                        ========       ========     ==========     ==========

  Diluted                                 22,478         22,033         22,205         21,944
                                        ========       ========     ==========     ==========

Earnings per share:
  Basic                                 $    .14       $    .11     $     1.30     $     1.22
                                        ========       ========     ==========     ==========

  Diluted                               $    .13       $    .11     $     1.28     $     1.19
                                        ========       ========     ==========     ==========


Dividends paid per share                $    .16       $    .16     $      .48     $      .48
                                        ========       ========     ==========     ==========

See notes to condensed consolidated financial statements.

                             KELLWOOD COMPANY AND SUBSIDIARIES
                             ---------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                ----------------------------------------------------------
                                  (Amounts in thousands)
                                                                         Nine Months Ended
                                                                            January 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Operating activities:
  Net earnings                                                        $ 28,296       $ 26,143

  Add (deduct) items not affecting operating
   cash flows:
    Depreciation and amortization                                       22,588         21,424
    Increase in prepaid pension cost                                    (3,543)        (6,375)
    Deferred income taxes and other                                      1,045          2,226

  Changes in working capital components:
    Receivables, net                                                    51,453         28,620
    Inventories                                                         30,557        (66,518)
    Prepaid taxes and expenses                                           1,316         (6,553)
    Accounts payable                                                   (28,822)       (27,180)
    Accrued expenses                                                   (11,365)       (19,121)
                                                                      --------       --------
      Net cash provided by (used for) operating
       activities                                                       91,525        (47,334)
                                                                      --------       --------

Investing activities:
  Additions to property, plant and equipment                           (41,680)        (8,530)
  Investment in subsidiaries                                              (120)        (2,610)
  Other investing activities                                             3,213            170
                                                                      --------       --------
      Net cash (used for) investing activities                         (38,587)       (10,970)
                                                                      --------       --------

Financing activities:
  Proceeds from debentures                                                 -          148,327
  Reduction of notes payable, net                                       (9,184)       (64,984)
  Reduction of long-term debt                                          (15,057)       (14,776)
  Dividends paid                                                       (10,371)       (10,259)
  Stock transactions under incentive plans                               3,342          6,932
                                                                      --------       --------
      Net cash provided by
       (used for) financing activities                                 (31,270)        65,240
                                                                      --------       --------

Net increase in cash and time deposits                                  21,668          6,936
Cash and time deposits - beginning of period                            31,752         22,513
                                                                      --------       --------
Cash and time deposits - end of period                                $ 53,420       $ 29,449
                                                                      ========       ========


Significant Noncash investing and financing activities:
 Issuance of stock for the acquisition of Fritzi                      $ 22,340       $   -
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


2.   Total inventory consisted of:

                                                              January 31,
                                                       -----------------------       April 30,
                                                         1999           1998           1998
                                                       --------       --------       ---------
      Finished goods                                   $203,756       $180,508       $175,953
      Work in process                                    85,561        113,370        128,051
      Raw materials                                      68,659         71,578         70,468
                                                       --------       --------       --------
                                                       $357,976       $365,456       $374,472
                                                       ========       ========       ========

     If inventories were valued at current replacement costs, they would have totaled $365,218, $375,720 and $384,714 at January 31, 1999, January 31, 1998, and April 30, 1998, respectively.


3.   Intangible assets consisted of:

                                                              January 31,
                                                       -----------------------       April 30,
                                                         1999           1998           1998
                                                       --------       --------       ---------
      Goodwill                                         $117,585       $112,101       $116,301
      Less accumulated
       amortization                                      46,548         37,847         39,974
                                                       --------       --------       --------
                                                         71,037         74,254         76,327
                                                       --------       --------       --------
      Other identifiable
       intangibles                                       79,685         81,087         81,106
      Less accumulated
       amortization                                      55,012         50,325         52,008
                                                       --------       --------       --------
                                                         24,673         30,762         29,098
                                                       --------       --------       --------
                                                       $ 95,710       $105,016       $105,425
                                                       ========       ========       ========

PAGE>

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
                            (Continued)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------
                       (Amounts in thousands)





4. A credit facility agreement dated May 31, 1996 in the amount of $300,000 expires October 30, 1999. Under the agreement up to $200,000 can be utilized for short-term loans, and up to $200,000 can be utilized for letters of credit. Each borrowing under the agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At January 31, 1999, outstanding short-term loans and letters of credit under the agreement were $60,000 and $112,000, respectively. Covenants are more flexible than those currently existing for Kellwood's notes due insurance companies.


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

     The Company's total comprehensive income for the nine months ended January 31, 1999 and 1998 was $28,049 and $27,047, respectively; total comprehensive income for the three months ended January 31, 1999 and 1998, was $2,779 and $2,329, respectively. Differences between net earnings and total comprehensive income resulted from foreign currency translation.


6. On December 1, 1998 the Company signed a definitive agreement to merge Koret, Inc. into Kellwood in a transaction to be accounted for as a pooling of interests. Kellwood expects to issue
     5,241,000 additional shares of common stock in this transaction.

     On December 11, 1998 the Company purchased substantially all of the non-real estate assets of Fritzi California, a California corporation, in exchange for 844,000 shares of Kellwood common stock and the assumption of certain liabilities. Had the acquisition of Fritzi occurred at the beginning of the earliest period presented, the impact would not have been significant to the results of operations of the Company.

             KELLWOOD COMPANY AND SUBSIDIARIES
             ---------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

OPERATING RESULTS
-----------------

Kellwood Company achieved record sales and earnings for the nine months ended January 31, 1999. Sales and earnings for the quarter were up 4% and 24%, respectively, compared to the prior year.

Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the third quarter have historically been lower than other quarters of the fiscal year since the month of December falls between the peak periods for the holiday and spring selling seasons.

On December 11, 1998 the Company purchased substantially all of the non-real estate assets of Fritzi California, a California corporation ("Fritzi") in exchange for 844,000 shares of Kellwood common stock and the assumption of certain liabilities. The transaction has been accounted for as a purchase. It contributed $13 million to sales for the third quarter and the nine month period and has been incorporated into the Popular-to-Moderate Women's Sportswear segment.

Summarized financial data for the quarter and the nine month period ended January 31, 1999 and 1998 are as follows ($ in millions;
percentages are calculated based on actual data, but columns may not add due to rounding):

                                           Three Months Ended                           Nine Months Ended
                                              January 31,                                  January 31,
                                   -----------------------------------        -------------------------------------
                                   1999           1998        % Change         1999           1998         % Change
                                  -----          -----        --------        ------         ------        --------
   Net Sales                      $ 389          $ 374           4.0%         $1,326         $1,277           3.8%
   Cost of products sold            314            304           3.1%          1,066          1,029           3.6%
   S, G & A                          60             55           8.3%            179            172           3.9%
                                  -----          -----          ----          ------         ------          ----
   Operating earnings                16             15           8.2%             81             76           6.6%
   Amort. of intangibles              4              4          -4.4%             11             12          -5.1%
   Interest, net & other              7              7           5.8%             21             20           8.5%
                                  -----          -----          ----          ------         ------          ----
   Earnings before tax                5              4          24.0%             49             45           8.8%
   Income Taxes                       2              2          23.5%             21             19           9.5%
                                  -----          -----          ----          ------         ------          ----
   Net Earnings                   $   3          $   2          24.4%         $   28         $   26           8.2%
                                  =====          =====          ====          ======         ======          ====

As a percentage of Sales:
-------------------------
   Net Sales                      100.0%         100.0%                        100.0%         100.0%
   Cost of products sold           80.6%          81.4%                         80.4%          80.5%
   S, G & A                        15.3%          14.7%                         13.5%          13.5%
                                  -----          -----                        ------         ------
   Operating earnings               4.0%           3.9%                          6.1%           6.0%
   Amort. of intangibles            0.9%           1.0%                          0.8%           0.9%
   Interest, net & other            1.8%           1.8%                          1.6%           1.5%
                                  -----          -----                        ------         ------
   Earnings before tax              1.3%           1.1%                          3.7%           3.5%
   Income Taxes                     0.5%           0.5%                          1.6%           1.5%
                                  -----          -----                        ------         ------
   Net Earnings                     0.8%           0.6%                          2.1%           2.0%
                                  =====          =====                        ======         ======

             KELLWOOD COMPANY AND SUBSIDIARIES
             ---------------------------------
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

The increase in sales for the quarter and for the nine month period was concentrated in the Popular-to-Moderate Women's Sportswear segment, partially offset by expected declines in the Better-to-Bridge Women's Sportswear and Private label businesses:

                                                    Three Months Ended                           Nine Months Ended
                                                        January 31,                                 January 31,
                                            -----------------------------------        -------------------------------------
                                            1999           1998        % Change         1999           1998         % Change
                                            ----           ----        --------        ------         ------        --------
      Popular-to-Moderate
         Women's Sportswear                 $235           $205          14.9%         $  765         $  672          13.8%
      Better-to-Bridge
         Women's Sportswear                   34             40         -14.1%            123            153         -19.4%
      Private Label                           54             63         -13.6%            197            231         -14.7%
      Smart Shirts                            40             43          -7.2%            154            133          15.9%
      Recreation Products                     25             23           7.2%             87             88          -1.3%
                                            ----           ----         -----          ------         ------         -----
      Total Net Sales                       $389           $374           4.0%         $1,326         $1,277           3.8%
                                            ====           ====         =====          ======         ======         =====

The five business portfolios contributed the following percentages of sales, respectively, for the quarter and for the nine months ended January 31, 1999:

                                            Three Months Ended                           Nine Months Ended
                                                January 31,                                  January 31,
                                            -------------------                          -----------------
                                            1999           1998                          1999         1998
                                            ----           ----                          ----         ----
      As a % of total Sales:
      Popular-to-Moderate
         Women's Sportswear                 60.5%          54.8%                         57.7%        52.6%
      Better-to-Bridge
         Women's Sportswear                  8.8%          10.6%                          9.3%        12.0%
      Private Label                         13.9%          16.8%                         14.8%        18.1%
      Smart Shirts                          10.3%          11.6%                         11.6%        10.4%
      Recreation Products                    6.4%           6.2%                          6.6%         6.9%
                                           -----          -----                         -----        -----
                                           100.0%         100.0%                        100.0%       100.0%
                                           =====          =====                         =====        =====

The increased sales of branded sportswear in the Popular-to-Moderate price category was driven by continued growth of the Sag Harbor(R) brand, including a recently introduced line of Sag Harbor(R) dresses, as well as IVY(R) sportswear and Ease Sport(R) dresses. The current quarter and nine-month period also include $13 million in sales of Fritzi since the acquisition.

The Better-to-Bridge Women's Sportswear business continues to struggle, with sales for the quarter and the nine month period down 14% and 19%, respectively, from the prior year. Marketing and merchandising initiatives are underway to address styling issues and lost market share in our better category brands in this segment, and some office, warehousing and distribution functions have been consolidated to reduce overhead.

Private label sales in the third quarter were down approximately 14% vs. the prior year primarily due to reduced outerwear shipments. The unseasonably warm winter weather was the major cause of this reduction, but this was further aggravated by inventory carried over by our customers due to the warm winter weather last year

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

and an increasing amount of direct sourcing being done by some customers. In addition to these factors, the loss of the Brittania(R) license for men's casual pants (as a result of the brand being sold to VF Corporation) contributed to Private Label sales being off approximately 16% for the nine month period vs. the prior year.

Smart Shirts sales for the third quarter were down 7% as had been expected. As a result of quota constraints in Sri Lanka, Smart Shirts had to delay some of its third quarter shipments until February. Sales in the fourth quarter are expected to be up 16-18% vs. fiscal '98 levels. The ability of the woven shirt business to grow over the long term is constrained by capacity and quota. In response to these constraints, Smart Shirts management is evaluating opportunities in Singapore and other countries (which have ample quota).

The Recreation Products segment reported a 7% increase in sales for the third quarter due primarily to inventory replenishment by customers in advance of the '99 camping season. Sales for the nine month period were 1% below the prior year due to inventory reduction programs at retail initiated earlier in the year.

Cost of Products Sold as a percentage of sales decreased from 81.4% to 80.6% in the quarter vs. the comparable period in the prior year due principally to improved sourcing and savings generated from the Vision 2000 supplier management initiative. This impact was offset for the nine month period by the mix impact of sales growth by segment. Five domestic plants were closed during the first nine months of fiscal 1999, with approximately $ .7 million of shutdown expense incurred in the third quarter. Kellwood now sources 78% of its production offshore compared to 75% last year.

S,G&A expense for the quarter increased to 15.3% of sales from 14.7% in the prior year primarily due to the impact of increased systems consulting and freight charges incurred by the Smart Shirts segment.
For the nine month period, SG&A was flat as a percentage of sales due to a $2.3 million increase in spending on the Vision 2000 program, partially offset by overhead reductions resulting from consolidation of operations in the Better-to-Bridge segment.

Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased 8.2% for the quarter and 6.6% for the nine month period vs. the corresponding periods in the prior year. The increase in operating earnings for the quarter was due to the lower Cost of Products Sold as a percentage of sales (discussed above) partially offset by increased spending this year on systems consulting and freight charges at Smart Shirts. For the nine month period, a modest decrease in Cost of Products Sold margin resulted in a slight increase in Operating earnings margin from 6.0% in the prior year to 6.1%.

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

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Favorable trends in other income were offset by $ .7 million of acquisition costs related to the pending acquisition of Koret which is awaiting review by the Securities and Exchange Commission.


FINANCIAL CONDITION
-------------------
Total debt represents 47% of capital at January 31, 1999 vs. 49% at January 31, 1998. This decrease is primarily due to the issuance of 844,000 shares of common stock for the purchase of Fritzi. During the fourth quarter of fiscal 1999 Kellwood will repatriate $35 million from Smart Shirts (Asia); had this dividend been paid in January and been used to pay down debt, the Company's total debt would have decreased to 44.4% of capital.

Capital expenditures were $42 million year-to-date; total capital expenditures for fiscal 1999 are expected to be approximately $50 million due to heavy capital spending on Vision 2000 projects. This compares with Kellwood's historical levels of capital spending of $11 - 12 million per year.

The current ratio decreased from 2.6 to 1 at January 31, 1998 to 2.2 to 1 at April 30, 1998 and 2.4 to 1 at January 31, 1999, largely as a result of scheduled principal payments on long-term debt offset by a $22 million increase in short-term notes payable. Long-term fixed rate debt is now 60% of total debt vs. 69% at January 31, 1998. Accounts Receivable at January 31 increased $41 million or 17% vs. the prior year. $15 million of this increase represents the receivables of Fritzi (which impacted only the last 11/2 months of the third quarter 1999 results). The remainder of the increase is due to more aggressive payables actions on the part of the Company's customers as well as an increase in the proportion of Kellwood's business coming from customers that pay more slowly than the average. The receivables increase was partially offset by a 2% decrease in inventory levels vs. January 31, 1998.

In November 1998 the Board of Directors rescinded the share repurchase plan which had been adopted in September 1996.

Kellwood maintains a $300 million credit facility agreement of which up to $200 million can be utilized for short-term loans and up to $200 million can be utilized for letters of credit. At January 31, 1999, $128 million was available for future use. Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

Pending acquisition of Koret
----------------------------
During December 1998 the Company signed a definitive agreement to merge Koret, Inc. into Kellwood in a transaction to be accounted for as a pooling of interests. Kellwood expects to issue 5,241,000 additional shares of common stock in this transaction. The transaction is contingent upon the terms and conditions set forth in the Merger
Agreement; it is expected to close in April or May 1999.  More

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

information on this transaction can be obtained by review of the Forms 8-K filed with the SEC on December 3, 1998 and January 19, 1999.

In accordance with Pooling accounting treatment, the Koret transaction will result in the Company having approximately $52 million in additional equity and $67 million in additional debt (after termination of Koret's factoring agreement). As a result, following the closing of the Koret transaction, Kellwood will have a debt to capital ratio of approximately 50% on a book basis (35% based on a current equity market value basis). Nearly 50% of the Company's debt will be short-term. The Company plans to term-out up to $150 million of this debt for a term of 5 - 10 years or more, based on market conditions.

Year 2000 Compliance
--------------------
In July 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment and developed plans to make key operational and financial systems year 2000 compliant and ensure uninterrupted functionality through the year 2000. The Company is monitoring the progress and currently believes such plans are 70% implemented. The major components of the plan include:

* As part of the Vision 2000 initiative, several new information technologies have been and are being installed to implement a Consistent Office Environment (COE) and to replace several business and accounting systems with an Integrated Business System
   (IBS).

* The COE initiative is a corporate-wide effort to install new PC's and servers, and desktop software, all of which are year 2000 compliant. This initiative is nearing completion and is expected to be fully implemented by April 1999.

* The IBS initiative is a corporate-wide effort to install a common business system throughout the Company. This system will be year 2000 compliant. The Company has four locations that are not currently year 2000 compliant. IBS implementation is prioritized to occur first at three of these non-compliant locations. This implementation is in process and is expected to be substantially completed by Fall 1999. Testing of IBS is taking place in conjunction with implementation and is progressing as planned.
   One non-compliant location is not scheduled for IBS implementation until early calendar 2000; the systems at this location are being remediated.

   As part of its contingency plan, the Company is in the process of remediating the current systems at the three non-compliant locations scheduled for IBS implementation in calendar '99 in the event implementation of IBS is delayed at any of these locations. Testing of systems modifications for the systems being remediated is planned and will occur as part of the remediation process. Remediation projects at all four non-compliant locations are expected to be substantially completed by June 1999.

* Remediation or replacement of certain "non-IT" systems, including telephone systems, CAD systems, voice mail and shipping software and equipment is

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

   approximately 80-90% complete. Testing is currently in process where necessary and is progressing as planned.

The Company is incurring significant business process reengineering and system replacement expenses as part of the Vision 2000 initiative as described in the "Results of Operations" section. The portion of Vision 2000 expenses that relates to remediation and replacement of non-year 2000 compliant systems is estimated to be $2.5 million, of which approximately $1.6 million has already been incurred. The Company has utilized cash flow from operations to fund year 2000 expenditures.

Several of the Company's pre-IBS business and accounting systems that have been in use for several years are already year 2000 compliant. These compliant legacy systems encompass approximately 73% of expected fiscal 1999 sales. Testing of year 2000 compliance for these systems has been substantially completed. Implementation of IBS to replace these systems is not scheduled until fiscal 2000 or later.

The Company believes its most reasonably likely worst case scenario with respect to its own systems would involve either:
* discrete modules of the IBS which do not handle year 2000 data properly because they are not properly written, interfaced or implemented, or
* components or subsystems of our legacy systems which are found to be not fully or properly remediated.
In either case, the Company would utilize internal systems staff and increase its utilization of EDS personnel and other qualified consultants from our software vendors to correct the problems. Until necessary system modifi- cations could be made, manual procedures would be employed. Such a situation may result in additional remediation costs to be incurred and/or delays in operating activities.

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

OUTLOOK
-------
Kellwood is in a period of solid internal growth led by the Popular-to-Moderate Women's Branded Sportswear business. As the retail industry continues to consolidate, Kellwood is increasingly becoming the vendor of choice for popular-to-moderately priced women's sportswear, men's woven shirts and other value priced categories of apparel. The Company expects fiscal 1999 sales to be up approximately 3% to 5% (excluding the impact of the Koret transaction).

The Company is investing in its Vision 2000 initiative which will further enhance the Company's competitive position and ability to continue to gain market share and improve profitability in the future.

Reorganization and Restructuring of Operating Assets
----------------------------------------------------
As part of its Vision 2000 program, Kellwood developed and began implementing a plan to reorganize and restructure several operating units that were experiencing operating losses or performing below expectations. Key components of the plan include the consolidation of similar types of operating units, relocation and consolidation of distribution facilities in the northeast, midwest and west coast, and elimination of redundancies between operating units. These activities are currently in process and will continue through fiscal 2000.

Kellwood is presently evaluating the effect these changes and changing market conditions have had or will have on the respective operations and will review and analyze the financial plans which will be submitted by the operating units in the fourth quarter of fiscal 1999. For these operating units, Kellwood plans to review expected future cash flows and assess the realizability of the carrying value of intangible assets, including goodwill. The combined carrying value of goodwill for these particular operating units approximates $50 million. It is possible this assessment, which is expected to be completed in the fourth quarter of fiscal 1999, will identify an impairment of goodwill and other intangible assets or result in a change in the remaining useful lives of these assets.

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

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)   EXHIBITS:

          S.E.C. Exhibit
          Reference No.                Description
          -------------   ----------------------------------------
               27         Financial Data Schedule, filed herewith.

     b)   REPORTS ON FORM 8-K:

          The following reports were filed on Form 8-K during the three months ended January 31, 1999:

          *  Current Report on Form 8-K dated December 2, 1998;

          *  Current Report on Form 8-K dated December 3, 1998;

          *  Current Report on Form 8-K dated December 18, 1998;

          *  Current Report on Form 8-K dated January 19, 1999;

Additionally, the Company filed a Report on Form 10-QA for the quarterly period ended October 31, 1998 on February 25, 1999;

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



March 15, 1999         /s/ Thomas H. Pollihan
                       ------------------------------------
                       Thomas H. Pollihan
                       Vice President, Secretary and General Counsel



March 15, 1999         /s/ Gerald M. Chaney
                       ------------------------------------
                       Gerald M. Chaney
                       Vice President Finance
                       (Principal Financial & Accounting Officer)