Form 10-K
period 1999-04-30
KELLWOOD CO
filed 1999-07-13
CIK 55080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION,
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1999

                         Commission File Number: 1-7340

                                KELLWOOD COMPANY
             Exact name of registrant as specified in its charter)

                DELAWARE                               36-2472410
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

           600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO 63178 (Address, including Zip Code, of registrant's principal executive offices)

                                 (314) 576-3100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
          Title of each class                              on which registered
          -------------------                             ---------------------
       Common Stock, par value $.01..................... New York Stock Exchange
       Preferred Stock Purchase Rights.................. New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At June 28, 1999, Kellwood Company had 27,723,131 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on June 28, 1999 (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $753,723,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Shareowners for fiscal year ended April 30, 1999 (Item 1 in
Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

   Joint Proxy Statement / Prospectus with Koret, Inc. dated March 25, 1999 (Item 4 in Part I).

   Proxy Statement for Annual Meeting of Shareowners to be held on August 26, 1999 (Items 10, 11, 12 and 13 in Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

   Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired the following 16 domestic companies.

                                                                     Date of
                          Company Name                             Acquisition
                          ------------                            --------------
Cape Cod-Cricket Lane, Inc......................................  March, 1985
Parsons Place Apparel Company, Ltd. (Sag Harbor)................  June, 1986
E Z Sportswear (Melrose)........................................  December, 1986
En Chante, Inc. (E.N.C).........................................  December, 1986
Robert Scott Ltd., Inc. (Robert Scott/David Brooks) David Brooks
 Ltd., Inc.,
 and Andrew Harvey Ltd..........................................  July, 1987
American Recreation Products, Inc...............................  November 1988
Slumberjack, Inc................................................  September 1989
Crowntuft Manufacturing Corp....................................  October 1989
decorp INC......................................................  October 1990
California Ivy, Inc. (Ivy)......................................  July 1992
A. J. Brandon, Inc..............................................  December 1992
Goodman Knitting Co., Inc.......................................  July 1993
Halmode Apparel, Inc............................................  September 1994
David Dart, Inc. and Force One, Inc. ...........................  November 1994
Fritzi California (excluding real estate).......................  December 1998
Koret, Inc. ....................................................  April 1999

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

   As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 7% of total sales in fiscal year 1999, compared to 50% in fiscal year 1985.

   (b) The information required by this Item is set forth in the Company's 1999 Annual Report to Shareowners, at page 30 under the caption "Industry Segment and Geographic Area Information," which information is incorporated herein by reference.

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

   (vii) No customer accounts for more than 10% of the Company's revenues. The Company's management believes that the relationships with its customers will continue into the foreseeable future.

   (viii) At the end of fiscal 1999, backlog was approximately $856 million, compared with a backlog of $884 million at the end of fiscal 1998. The company does not believe that backlog is a meaningful indicator of sales that can be expected for any period. All of the Company's backlog is expected to be filled within 12 months, but there can be no assurance that the backlog at any point in time will translate into sales in any particular subsequent period.

   (ix) Government contracts or subcontracts with the Company are not material.

   (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

   (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $248,000, $359,000 and $740,000 were spent on research and development activities during fiscal years 1999, 1998 and 1997, respectively.

   (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

   (xiii) At the end of fiscal 1999, there were approximately 19,200 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

   (d) Except for its Smart Shirts operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Asian companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each segment are set forth in the Company's 1999 Annual Report to Shareowners at page 30 under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. The risk attendant to the Company's Smart Shirts operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Smart Shirts manufacturing capacity to various countries help to mitigate these risks.

Item 2. Properties

   At April 30, 1999, the Company operated 30 production plants and various distribution facilities. Domestic business operated:

  .  13 plants in 7 states,

  .  two plants in the Dominican Republic,

  .  two plants in Honduras,

  .  one plant in El Salvador, and

  .  three plants in Canada.

These domestically managed plants aggregated to approximately 2.2 million square feet. They include the 5 domestic plants scheduled to close during fiscal 2000 (as discussed in Note 2 to the Consolidated financial statements incorporated herein by reference) which aggregate to approximately 700,000 square feet and are operating at approximately 64% of capacity at April 30, 1999. The remaining 16 plants aggregate 1.5 million square feet and were operating at an estimated 75% of capacity at April 30, 1999.

   The Company's Smart Shirts subsidiaries operated nine plants which aggregated to approximately 798,000 square feet and were operating at an estimated 90% of capacity. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka and China.

   As Kellwood's product sourcing continues to shift from products manufactured in the Company's domestic facilities to foreign-sourced product, warehousing and distribution facilities assume increasing importance. During fiscal 1999 major milestones were achieved in the Warehousing and Distribution initiative, one of Kellwood's Vision 2000 programs, including:

  . The Kellwood Western Region Distribution Center in the Los Angeles area became fully operational. This facility serves as the headquarters for five divisions in a multi-tiered 630,000 square foot facility.

  . A 294,000 square foot facility in Brockton, Massachusetts was renovated and is shared by two divisions.

  . A 240,000 square foot facility in Roanoke, Virginia was renovated and converted to a distribution center.

  . A multi-tiered 880,000 square foot warehouse and distribution center was built in Trenton, Tennessee.

Combined, these efforts are expected to generate new economies of scale in warehousing and distribution activities while eliminating the redundant costs of smaller, inefficient facilities.

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

 Item 4. Submission of Matters to a Vote of Security Holders

   A special meeting of the stockholders of Kellwood Company was held on April 27, 1999 to consider and vote upon a proposal to approve the issuance of 5,241,000 shares of Kellwood common stock under the Agreement and Plan of Merger, dated December 1, 1998, between Kellwood Company and Koret, Inc. The Agreement and Plan of Merger provided for each outstanding share of Koret to be converted into .6025391 shares of Kellwood common stock and for Koret to become a wholly-owned subsidiary of Kellwood. Stockholders of record at the close of business on March 5, 1999 were given notice by a joint proxy statement/prospectus dated March 25, 1999, which document is incorporated herein by reference. The stockholders approved the proposal, with 18,542,137 votes cast for the proposal, 182,362 votes against it, and 56,046 votes abstaining,

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

   The information required by this Item is set forth in the Company's 1999 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.

Item 6. Selected Financial Data

   The information required by this Item is set forth in the Company's 1999 Annual Report to Shareowners, at page 31 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this Item is set forth below and in the Company's 1999 Annual Report to Shareowners, at pages 32 thru 37 under the caption "Management's Discussion and Analysis," which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated May 26, 1999, appearing at pages 18 to 31 of the Company's 1999 Annual Report to Shareowners, are incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners, at pages 5 thru 7 under the captions "Nominees for Election to Serve Until 2001" and "Directors Continuing to Serve Until 2000," which information is incorporated herein by reference.

(b) EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 2, 1999.

                            Office and Employment During the Last Five Fiscal
   Name of Officer    Age                         Years
   ---------------    ---   -------------------------------------------------
 William J. McKenna.. 72  Chairman since November 25, 1997;
                          Chairman and Chief Executive Officer (1994-1997);
                          Chairman, President and Chief Executive Officer
                          (1991-1994)
 Hal J. Upbin........ 60  President and Chief Executive Officer since November
                          25, 1997;
                          President and Chief Operating Officer (1994-1997);
                          Executive Vice President Corporate Development
                          (1992-1994);
                          Vice President Corporate Development (1990-1992);
                          President of American Recreation Products, Inc.
                          (subsidiary) (1988-1992).
 Gerald M. Chaney.... 52  Vice President Finance and Chief Financial Officer
                          since December 21, 1998;
                          Executive Vice President of Administration and Chief
                          Financial Officer, Petrie Retail, Inc. (1996-1998);
                          Executive Vice President and Chief Operating
                          Officer, Canadians Corp. (1995-1996);
                          Executive Vice President Operations and Chief
                          Financial Officer, Crystal Brands (1985-1995).
 James C. Jacobsen... 64  Vice Chairman since November 22, 1994;
                          Executive Vice President Administration (1989-1994)
 Enoch Harding, Jr... 68  Executive Vice President Operations since April 3,
                          1995;
                          President of Kellwood Sportswear (1989-1995)
 W. Lee Capps III.... 51  Vice President Corporate Development since May 28,
                          1998;
                          Director of Corporate Development (1996-1998);
                          Chief Financial Officer of American Recreation
                          Products, Inc. (subsidiary)
                          (1987-1996).
 John R. Henderson... 51  Vice President Merchandising since June 1, 1995;
                          Director of Merchandising (1993-1995);
                          Executive Vice President Marketing of Kellwood She
                          Knows (1992-1993)
 Lawrence E. Hummel.. 56  Vice President Controller since February 25, 1992;
                          Controller (1983-1992)
 Roger D. Joseph..... 57  Vice President Treasurer since February 25, 1992;
                          Treasurer (1986-1992)
 Leon M. McWhite..... 57  Vice President Human Resources since June 1, 1995;
                          Vice President (1994-1995);
                          President of Kellwood Lingerie/Activewear (1989-
                          1994)
 Thomas H. Pollihan.. 49  Vice President, Secretary and General Counsel since
                          May 27, 1993;
                          General Counsel and Secretary (1989-1993)
 John A. Turnage..... 53  Vice President Manufacturing since August 28, 1997;
                          Vice President Manufacturing and Sourcing (1989-
                          1997).

   (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

   (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

   (e) Each of the officers named in Item 10(b) above was elected to serve in the office indicated until the first meeting of the Board of Directors following the Annual Meeting of Shareowners in August 1999 and until his successor is elected and qualified.

   (f) There are no legal proceedings involving directors, nominees for directors, or officers.

   The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners at page 23 under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners, at pages 12 through 23 under the captions "Compensation of Executive Officers," "Retirement Program," and "Other Officer Agreements," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners, at pages 3, 4 and 11 under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners, at page 21 under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) FINANCIAL STATEMENTS AND SCHEDULES

   The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated May 26, 1999, appearing at pages 18 to 31 of the 1999 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 1999 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1999 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

   (i) Financial Statements:

     Report of Independent Accountants

     Consolidated Statement of Earnings, Years Ended April 30, 1999, 1998 and
  1997

     Consolidated Balance Sheet, April 30, 1999 and 1998

     Consolidated Statement of Cash Flows, Years Ended April 30, 1999, 1998 and 1997

     Consolidated Statement of Shareowners' Equity, Years Ended April 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

   (ii) Report of Independent Accountants on Financial Statement Schedule:

     Financial Statement Schedule for the Years Ended April 30, 1999, 1998 and 1997:

     Valuation and Qualifying Accounts (Schedule VIII)

     Consent of Independent Accountants

   (iii) Exhibits:

  Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

 S.E.C. Exhibit
 Reference No.                            Description
 --------------                           -----------
      2.1       --Agreement and Plan of Merger, dated December 1, 1998, as amended among Kellwood Company and Koret, Inc., incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File
                 No. 333-74967.
      3.1       --Restated Certificate of Incorporation of Kellwood Company, as
                 amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.
      3.2       --By-Laws, as amended through November 21, 1995, incorporated herein by reference to Form 10-K for the fiscal year ended
                 April 30, 1996, SEC File No. 1-7340.
      4.1       --Note Purchase Agreement dated December 29, 1986,with
                 exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1987, SEC File No. 1-7340.
      4.2       --Indenture between the Registrant and Centerre Trust Company of St. Louis, and the 9% Convertible Subordinated Debentures
                 due 1999, incorporated herein by reference to Registration
                 Statement on Form S-2, Registration No. 2-93522, effective
                 October 18, 1984.
      4.3       --Note Agreement dated July 1, 1993, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993,
                 SEC File No. 1-7340.
      4.4       --Rights to Acquire Series A Junior Preferred Stock, pursuant to a Rights Agreement between the registrant and Centerre
                 Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by
                 reference to Form 8-A/A effective June 3, 1996, SEC File No.
                 1-7340.
      4.5       --Note Purchase Agreement dated December 1, 1987, with
                 exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File No. 1-7340.
      4.6       --Note Purchase Agreement dated December 15, 1989, with
                 exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.
      4.7       --Credit Agreement dated as of May 31, 1996 among Kellwood
                 Company, certain commercial lending institutions, and The Bank of Nova Scotia, as Administrative Agent and Syndication Agent,
                 and Bank of America National Trust and Savings Association, as
                 documentation Agent, incorporated herein by reference to Form
                 10-K for the fiscal year ended April 30, 1996, SEC File No. 1-
                 7340.

 S.E.C. Exhibit
 Reference No.                            Description
 --------------                           -----------
     10.2*      --Employment Agreement dated December 9, 1992, between Kellwood
                 Company and William J. McKenna, effective December 1, 1992, incorporated herein by reference to the Form 10-Q for the
                 quarter ended January 31, 1993, SEC File No. 1-7340; Amendment dated May 28, 1993, effective May 1, 1993, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                 1993, SEC File No. 1-7340; Amendment dated November 26, 1996, effective May 1, 1996, incorporated herein by reference to the
                 Form 10-Q for the quarter ended January 31, 1997, SEC File No.
                 1-7340; Amendment dated November 11, 1997, effective May 1,
                 1997 incorporated herein by reference to the Form 10-K for the fiscal year ended April 30, 1998, SEC File No. 1-7340; and
                 Amendment dated November 24, 1998, effective November 24, 1998 filed herewith.
     10.3*      --Form of Employment Agreement dated November 30, 1984, between
                 Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                 1985, SEC File No. 1-7340.
     10.4*      --1995 Stock Option Plan For Nonemployee Directors and 1995
                 Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendixes A & B to the Company's definitive
                 Proxy Statement dated July 13, 1995, SEC File No. 1-7340.
     10.5*      --Executive Deferred Compensation Plan, adopted and effective as of January 1, 1997; and Executive Deferred Compensation
                 Plan Amendment, adopted March 18, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                 1997, SEC File
                 No. 1-7340.
     10.6**     --Agreement for Services Between Kellwood Company and
                 Electronic Data Systems Corporation, dated June 21, 1996; and
                 Amendment Regarding Use of Kellwood Purchase Card by EDS
                 Employees, dated April 29, 1997, incorporated herein by
                 reference to Form 10-K for the fiscal year ended April 30,
                 1997, SEC File No. 1-7340.
     10.7*      --Corporate Development Incentive Plan of 1986 (As Amended),
                 formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1994, SEC File No. 1-7340; and Amendment dated May 29, 1997, incorporated herein by reference to
                 Exhibit A to the Company's definitive Proxy Statement dated
                 July 17, 1997, SEC File No. 1-7340.
     10.8*      --Employment Agreement dated December 1, 1997, between Kellwood
                 Company and Hal J. Upbin, effective December 1, 1997,
                 incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1998, SEC File No. 1-7340.
     13         --Portions of the Annual Report to Shareowners for the fiscal year ended April 30, 1999, which are incorporated by reference at Item 1 in Part I, Items 5, 6, 7 and 8 in Part II, and Part
                 IV; filed herewith.
     21         --Subsidiaries of the Company, appearing at page 14 of this report.
     22         --Joint Proxy Statement/Prospectus dated March 25, 1999,
                 incorporated herein by reference to Form S-4 dated March 25,
                 1999, SEC File No. 333-74967.
     23         --Consents of Independent Accountants, appearing at page 13 of this report.
     24         --Powers of Attorney: Ms. Dickerson and Messrs. Bentele,
                 Bottum, Genovese, Hunter, Jacobsen, Marcus and Wenzel; filed herewith.
     27         --Financial Data Schedule, filed herewith.

--------
   * Denotes management contract or compensatory plan.

   ** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

  (b) REPORTS ON FORM 8-K:

   One report was filed on Form 8-K during the three months ended April 30, 1999 as follows:

  .  Current Report on Form 8-K dated February 23, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KELLWOOD COMPANY

Dated: July 15, 1999                             /s/ Thomas H. Pollihan
                                          -------------------------------------
                                                   Thomas H. Pollihan
                                              Vice President, Secretary and
                                                     General Counsel

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.

             Signature                          Title                      Date
             ---------                          -----                      ----
      /s/ William J. McKenna        Director, Chairman of the         July 15, 1999
 _________________________________  Board
        William J. McKenna
         /s/ Hal J. Upbin           Director, President and           July 15, 1999
 _________________________________  Chief Executive Officer
           Hal J. Upbin
       /s/ Gerald M. Chaney         Vice President Finance and        July 15, 1999
 _________________________________  Chief Financial Officer
         Gerald M. Chaney           (principal financial and
                                    accounting officer)

       /s/ James C. Jacobsen        Director, Vice Chairman
 _________________________________
         James C. Jacobsen
      /s/ Raymond F. Bentele        Director
 _________________________________
        Raymond F. Bentele
       /s/ Edward S. Bottum         Director
 _________________________________
         Edward S. Bottum
      /s/ Kitty G. Dickerson        Director
 _________________________________
        Kitty G. Dickerson
      /s/ Leonard A. Genovese       Director                      /s/ Thomas H. Pollihan
 _________________________________                                ______________________
        Leonard A. Genovese                                         Thomas H. Pollihan
                                                                     Attorney-in-fact
                                                                      July 15, 1999
        /s/ Jerry M. Hunter         Director
 _________________________________
          Jerry M. Hunter
        /s/ James S. Marcus         Director
 _________________________________
          James S. Marcus
        /s/ Fred W. Wenzel          Director
 _________________________________
          Fred W. Wenzel

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kellwood Company

   Our audits of the consolidated financial statements referred to in our report dated May 26, 1999 appearing at page 18 of the 1999 Annual Report to Shareowners of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

St. Louis, Missouri
May 26, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033- 64847) of Kellwood Company of our report dated May 26, 1999 relating to the financial statements which appear in the 1999 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 26, 1999 relating to the Financial Statement Schedule, which appears in this Form 10-K.

                                          PricewaterhouseCoopers LLP

St. Louis, Missouri
July 12, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-36559) of Kellwood Company of our report dated May 26, 1999 relating to the financial statements which appear in the 1999 Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 26, 1999 relating to the Financial Statement Schedule, which appears in this Form 10-K.

                                          PricewaterhouseCoopers LLP

St. Louis, Missouri
July 12, 1999

                       KELLWOOD COMPANY AND SUBSIDIARIES
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

Column A                  Column B        Column C         Column D     Column E
--------                 ---------- --------------------- ----------    ---------
                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to                Balance
                         beginning  costs and    other                   at end
Description              of period   expenses   accounts  Deductions    of period
-----------              ---------- ---------- ---------- ----------    ---------
YEAR ENDED APRIL 30,
 1999:
  Allowance for doubtful
   accounts.............  $11,803     $3,868       --      $(4,390)(A)   $11,281
YEAR ENDED APRIL 30,
 1998:
  Allowance for doubtful
   accounts.............    6,191      3,751       --        1,861 (A)    11,803
YEAR ENDED APRIL 30,
 1997:
  Allowance for doubtful
   accounts.............    5,592      2,867       --       (2,268)(A)     6,191

--------
(A) Write-off bad debts (recoveries), net

                                 EXHIBIT INDEX

S.E.C. Exhibit
Reference No.                             Description
--------------                            -----------
2.1          -    Agreement and Plan of Merger, dated December 1, 1998, as
                  amended among Kellwood Company and Koret, Inc., incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File
                  No. 333-74967.

3.1          -    Restated Certificate of Incorporation of Kellwood Company, as
                  amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.

3.2          -    By-Laws, as amended through November 21, 1995, incorporated herein by reference to Form 10-K for the fiscal year ended
                  April 30, 1996, SEC File No. 1-7340.

4.1          -    Note Purchase Agreement dated December 29, 1986, with
                  exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1987, SEC File No. 1-7340.

4.2          -    Indenture between the Registrant and Centerre Trust Company of
                  St. Louis, and the 9% Convertible Subordinated Debentures due
                  1999, incorporated herein by reference to Registration
                  Statement on Form S-2, Registration No. 2-93522, effective
                  October 18, 1984.

4.3          -    Note Agreement dated July 1, 1993, incorporated herein by
                  reference to Form 10-Q for the quarter ended July 31, 1993,
                  SEC File No. 1-7340.

4.4          -    Rights to Acquire Series A Junior Preferred Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust
                  Company of St. Louis, incorporated herein by reference to
                  Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by
                  reference to Form 8-A/A effective June 3, 1996, SEC File No.
                  1-7340.

4.5          -    Note Purchase Agreement dated December 1, 1987, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File No. 1-7340.

4.6          -    Note Purchase Agreement dated December 15, 1989, with
                  exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

4.7          -    Credit Agreement dated as of May 31, 1996 among Kellwood
                  Company, certain commercial lending institutions, and The Bank of Nova Scotia, as Administrative Agent and Syndication Agent,
                  and Bank of America National Trust and Savings Association, as
                  documentation Agent, incorporated herein by reference to Form
                  10-K for the fiscal year ended April 30, 1996, SEC File No. 1-
                  7340.

10.2*        -    Employment Agreement dated December 9, 1992, between Kellwood
                  Company and William J. McKenna, effective December 1, 1992, incorporated herein by reference to the Form 10-Q for the
                  quarter ended January 31, 1993, SEC File No. 1-7340; Amendment dated May 28, 1993, effective May 1, 1993, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                  1993, SEC File No. 1-7340; Amendment dated November 26, 1996, effective May 1, 1996, incorporated herein by reference to the
                  Form 10-Q for the quarter ended January 31, 1997, SEC File No.
                  1-7340; and Amendment dated November 11, 1997, effective May
                  1, 1997,

S.E.C. Exhibit
Reference No.                               Description
--------------                              -----------
                  incorporated herein by reference to the Form 10-K for the
                  fiscal year ended April 30, 1998, SEC File No. 1-7340; and
                  Amendment dated November 24, 1998, effective November 24, 1998 filed herewith.

10.3*        -    Form of Employment Agreement dated November 30, 1984, between
                  Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                  1985, SEC File No. 1-7340.

10.4*        -    1995 Stock Option Plan For Nonemployee Directors and 1995
                  Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendixes A & B to the Company's definitive
                  proxy statement dated July 13, 1995, SEC File No. 1-7340.

10.5*        -    Executive Deferred Compensation Plan, adopted and effective as of January 1, 1997; and Executive Deferred Compensation Plan
                  Amendment, adopted March 18, 1997, incorporated herein by
                  reference to Form 10-K for the fiscal year ended April 30,
                  1997, SEC File No. 1-7340.

10.6**       -    Agreement for Services Between Kellwood Company and Electronic
                  Data Systems Corporation, dated June 21, 1996; and Amendment
                  Regarding Use of Kellwood Purchase Card by EDS Employees,
                  dated April 29, 1997, incorporated herein by reference to Form
                  10-K for the fiscal year ended April 30, 1997, SEC File No.
                  1-7340.

10.7*        -    Corporate Development Incentive Plan of 1986 ( As Amended )
                  formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1994, SEC File No. 1-7340; and Amendment dated May 29, 1997, incorporated herein by reference to
                  Exhibit A to the Company's definitive Proxy Statement dated
                  July 17, 1997, SEC File No. 1-7340.

10.8*        -    Employment Agreement dated December 1, 1997, between Kellwood
                  Company and Hal J. Upbin, effective December 1, 1997,
                  incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1998, SEC File No. 1-7340.

13           -    Portions of the Annual Report to Shareowners for the fiscal year ended April 30, 1999 which are incorporated by reference at Item 1 in Part I, Items 5, 6, 7 and 8 in Part II, and Part
                  IV; filed herewith.

21           -    Subsidiaries of the Company, appearing at page 14 of this
                  report.

22           -    Joint Proxy Statement/Prospectus dated March 25, 1999,
                  incorporated herein by reference to Form S-4 dated March 25,
                  1999, SEC File No. 333-74967.

23           -    Consents of Independent Accountants, appearing at page 13 of this report.

24           -    Powers of Attorney: Ms. Dickerson and Messrs. Bentele, Bottum,
                  Genovese, Hunter, Jacobsen, Marcus and Wenzel; filed herewith.

27           -    Financial Data Schedule, filed herewith.

* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.