Form 10-Q
period 1999-07-31
KELLWOOD CO
filed 1999-09-13
CIK 55080

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                     Commission File Number 1-7340

                            KELLWOOD COMPANY
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                DELAWARE                            36-2472410
------------------------------------------  ----------------------------
       (State or other jurisdiction                (IRS Employer
     of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO              63178
---------------------------------------------------           ----------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (314) 576-3100

------------------------------------------------------------------------

------------------------------------------------------------------------


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


Number of shares of common stock, par value $.01, outstanding at
July 31, 1999 (only one class): 27,765,557
                               -----------

                            KELLWOOD COMPANY
                            ----------------

                                 INDEX
                                 -----



                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheet                       3

          Condensed Consolidated Statement of Earnings               4

          Condensed Consolidated Statement of Cash Flows             5

          Notes to Condensed Consolidated Financial
            Statements                                             6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9-15


PART II.  OTHER INFORMATION                                         16

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
                                   ----------------------


                                                              July 31,
                                                     -------------------------      April 30,
                                                        1999           1998           1999
                                                     ----------     ----------     ----------
ASSETS
------
Current assets:
   Cash and time deposits                            $   71,578     $   28,822     $   25,482
   Receivables, net                                     339,114        299,002        392,628
   Inventories                                          382,447        453,942        340,778
   Prepaid taxes and expenses                            39,395         37,263         38,392
                                                     ----------     ----------     ----------
      Total current assets                              832,534        819,029        797,280

Property, plant and equipment, net                      105,048         85,744        102,298

Intangible assets, net                                   58,852        110,824         60,207

Other assets                                             97,165         89,417         94,427
                                                     ----------     ----------     ----------
                                                     $1,093,599     $1,105,014     $1,054,212
                                                     ==========     ==========     ==========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
   Current portion of long-term debt                 $   16,412     $   19,456     $   16,504
   Notes payable                                          2,124        158,954         93,963
   Accounts payable                                     118,014        118,271        117,014
   Accrued expenses                                      80,552         73,855        104,264
                                                     ----------     ----------     ----------
      Total current liabilities                         217,102        370,536        331,745

Long-term debt                                          373,494        247,809        227,659

Deferred income taxes and other                          50,001         49,598         48,620

Shareowners' equity:
   Common stock                                         165,420        137,493        163,097
   Retained earnings                                    338,458        350,556        333,340
   Accumulated other comprehensive income                (9,558)        (9,928)        (9,330)
                                                     ----------     ----------     ----------
                                                        494,320        478,121        487,107
   Less treasury stock, at cost                         (41,318)       (41,050)       (40,919)
                                                     ----------     ----------     ----------
      Total shareowners' equity                         453,002        437,071        446,188
                                                     ----------     ----------     ----------

                                                     $1,093,599     $1,105,014     $1,054,212
                                                     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

                          KELLWOOD COMPANY AND SUBSIDIARIES
                          ---------------------------------
              CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
              --------------------------------------------------------
                    (Amounts in thousands except per share data)


                                                                        Three Months Ended
                                                                             July 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Net sales                                                             $470,575       $483,283

Costs and expenses:
   Cost of products sold                                               369,859        384,821
   Selling, general and administrative expenses                         76,714         71,153
   Amortization of intangible assets                                     1,659          3,832
   Interest expense                                                      6,357          8,984
   Interest income and other, net                                          (71)          (380)
                                                                      --------       --------
Earnings before income taxes                                            16,057         14,873

Income taxes                                                             6,500          6,221
                                                                      --------       --------

Net earnings                                                          $  9,557       $  8,652
                                                                      ========       ========

Weighted average shares outstanding:
   Basic                                                                27,722         26,218
                                                                      ========       ========

   Diluted                                                              28,081         27,038
                                                                      ========       ========

Earnings per share:
   Basic                                                              $    .34       $    .33
                                                                      ========       ========

   Diluted                                                            $    .34       $    .32
                                                                      ========       ========

Dividends paid per share                                              $    .16       $    .16
                                                                      ========       ========


See notes to condensed consolidated financial statements.

                                4

                             KELLWOOD COMPANY AND SUBSIDIARIES
                             ---------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                ----------------------------------------------------------
                                  (Amounts in thousands)
                                                                         Three Months Ended
                                                                              July 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Operating activities:
   Net earnings                                                       $  9,557       $  8,652

   Add (deduct) items not affecting operating
      cash flows:
         Depreciation and amortization                                   6,494          7,952
         Increase in prepaid pension cost                               (1,442)        (1,200)
         Deferred income taxes and other                                   (20)          (693)

   Changes in working capital components:
         Receivables, net                                               53,514         29,346
         Inventories                                                   (41,669)       (26,172)
         Prepaid taxes and expenses                                     (1,003)         4,165
         Accounts payable                                                1,000        (6,866)
         Accrued expenses                                              (23,712)       (12,451)
                                                                      --------       --------
            Net cash provided by operating activities                    2,719          2,733
                                                                      --------       --------

Investing activities:
   Additions to property, plant and equipment                           (7,810)       (15,104)
   Investment in subsidiaries                                              (84)          (120)
   Other investing activities                                             (118)             0
                                                                      --------       --------
            Net cash (used for) investing activities                    (8,012)       (15,224)
                                                                      --------       --------

Financing activities:
   Proceeds from debentures                                            149,127              -
   Reduction of notes payable, net                                     (91,839)        17,218
   Reduction of long-term debt                                          (3,384)        (4,696)
   Dividends paid                                                       (4,435)        (3,453)
   Stock transactions under incentive plans                              1,920          2,533
                                                                      --------       --------
            Net cash provided by financing activities                   51,389         11,602
                                                                      --------       --------

Net increase in cash and time deposits                                  46,096           (889)
Cash and time deposits - beginning of period                            25,482         29,711
                                                                      --------       --------

Cash and time deposits - end of period                                $ 71,578       $ 28,822
                                                                      ========       ========


See notes to condensed consolidated financial statements.

                                 5

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------
                        (Amounts in thousands)

1. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature. All prior year data have been restated for the merger with Koret which was effective April 30, 1999 and was accounted for as a pooling of interests.

Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1999 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as a result of normal transactions in the interim.

2.  Total inventory consisted of:

                                              July 31,
                                        --------------------    April 30,
                                          1999        1998        1999
                                        --------    --------    ---------
      Finished goods                    $230,405    $259,121    $196,214
      Work in process                     89,574     116,916      77,992
      Raw materials                       62,468      77,905      66,572
                                        --------    --------    --------
                                        $382,447    $453,942    $340,778
                                        ========    ========    ========

If inventories were valued at current replacement costs, they would have totaled $387,743, $464,684 and $346,074 at July 31, 1999, July 31, 1998,
and April 30, 1999, respectively.

3.  Intangible assets consisted of:

                                               July 31,
                                         -------------------     April 30,
                                          1999        1998         1999
                                         -------    --------     ---------
      Goodwill                           $63,887    $127,371     $65,477
      Less accumulated
         amortization                     18,558      44,773      19,479
                                         -------    --------     -------
      Net goodwill                        45,329      82,598      45,998
                                         -------    --------     -------
      Other identifiable
         intangibles                      40,156      85,927      40,229
      Less accumulated
         amortization                     26,633      57,701      26,020
                                         -------    --------     -------
      Net other
         identifiable intangibles         13,523      28,226      14,209
                                         -------    --------     -------

      Net intangible assets              $58,852    $110,824     $60,207
                                         =======    ========     =======

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  ----------------------------------------------------------------
                     (Amounts in thousands)

4. A credit facility agreement dated May 31, 1996 in the amount of $300,000 expires October 30, 1999 (the "1996 Agreement"). Under the 1996 Agreement up to $200,000 can be utilized for short-term loans, and up to $200,000 can be used for letters of credit. Each borrowing under the 1996 Agreement bears interest at one of several specified rates dependent upon several factors including the Company's leverage ratio, senior debt rating and the applicable Eurodollar margin. Facility fees can range from .1% to .25% of the committed amount. At July 31, 1999, outstanding short-term loans and letters of credit under the agreement were $0 and $105,000, respectively.

On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America and other participating banks (the "1999 Facility"). This facility replaced the 1996 Agreement. In connection with the execution of the 1999 Facility the Company paid various fees and costs totaling approximately $750. Facility fees range from .15% to
 .20% of the committed amount. The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility will bear interest at a spread of approximately .6% over LIBOR.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $165,000 at July 31, 1999. Borrowings under these uncommitted lines totaled $0 at July 31, 1999.

On July 26 1999 the Company completed a 10-year public debt offering totaling $150,000. The debentures mature July 15, 2009 and carry a 7.875% coupon rate.

Covenants related to both the 1999 Facility and the 10-year debentures are more flexible than those currently existing for Kellwood's notes due insurance companies.


5. The Company's business units are organized by product line. For purposes of SFAS 131, these have been aggregated into the following five reportable segments. Sales and operating earnings by segment for the quarters ended July 31, 1999 and 1998 and a reconciliation of the operating earnings of the reported segments to total Kellwood earnings before income taxes are as follows:

                                              July 31,
                                        --------------------
                                          1999        1998
                                        --------    --------
Net Sales:
   Popular-to-Moderate                  $288,614    $295,668
   Better-to-Bridge                       34,397      40,256
   Private Label Apparel                  59,005      60,442
   Smart Shirts                           50,608      50,138
   Recreation Products                    37,951      36,779
                                        --------    --------
   Kellwood total                       $470,575    $483,283
                                        ========    ========

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  ----------------------------------------------------------------
                     (Amounts in thousands)

Operating earnings:
   Popular-to-Moderate                   $21,893     $20,196
   Better-to-Bridge                         (115)      1,172
   Private Label Apparel                   2,868       6,008
   Smart Shirts                            3,480       4,448
   Recreation Products                     3,105       3,284
                                         -------     -------
   Total segments                         31,231      35,108

   Amortization of Intangibles            (1,659)     (3,832)
   Interest expense                       (6,357)     (8,984)
   General corporate and other            (7,158)     (7,419)
                                         -------     -------
   Earnings before income taxes          $16,057     $14,873
                                         =======     =======

6. The Company's total comprehensive income for the three months ended July 31, 1999 and 1998, was $9,329 and $8,331, respectively. Differences between net earnings and total comprehensive income resulted from foreign currency translation.

7. In the fourth quarter of fiscal 1999, the Company recorded a provision for facilities shut-down. Details of activity during the first quarter related to this provision and the accrual balances remaining at July 31, 1999 are as follows:

                                                      Spending  Accrual
                                                      --------  -------
   Employee severance                                   $ 62    $3,533
   Vacant facilities / lease termination                 112     1,221
   Other cash restructuring costs                         71       189
                                                        ----    ------
   Total restructuring, excluding non-cash              $245    $4,943
                                                        ====    ======

Facility consolidations represented by the July 31, 1999 accrual balance are expected to be substantially completed by April 30, 2000.

8. During the first quarter of fiscal 2000, the Company granted nonqualified stock options to certain officers and other key employees for 467,350 shares of common stock at an exercise price of $23.68, which was equal to the market value of the shares on that date.


9. On August 26, 1999, the company changed its fiscal year-end from April 30 to January 31. This change will result in a transition period of nine months beginning May 1, 1999 and ending January 31, 2000.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
             AND RESULTS OF OPERATIONS - $ in MILLIONS
             -----------------------------------------

OPERATING RESULTS
-----------------
Results for the quarter came in as anticipated with sales of $471, down $12 or 2.6% compared to the prior year. Net earnings increased 10.5%, also in line with expectations. As indicated in our Annual Report (page
36), we expected flat sales through the first half of fiscal 2000 which covers the fall selling season. We expect to more than pick up the $12 shortfall vs. the prior year in the second quarter, which will result in flat sales for the first half. Detailed discussion of expectations for the full year is included in the Outlook section below.

Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the first quarter have historically been lower than the second or fourth quarters of the fiscal year.

Summarized financial data for the quarters ended July 31, 1999 and 1998 are as follows. All prior year data have been restated for the merger with Koret which was effective April 30, 1999 and was accounted for as a pooling of interests. ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding)

                                             Three Months Ended        As a percentage
                                                   July 31,              of Net Sales
                                           -----------------------     ----------------
                                            1999   1998   % Change      1999      1998
                                           -----  -----    -------     ------    ------
   Net Sales                               $ 471  $ 483     -2.6%      100.0%    100.0%
   Cost of products sold                     370    385     -3.9%       78.6%     79.6%
   S, G & A                                   77     71      7.8%       16.3%     14.7%
                                           -----  -----    ------      ------    ------
   Operating earnings                         24     27    -12.1%        5.1%      5.7%
   Amort. of intangibles                       2      4    -56.7%        0.4%      0.8%
   Interest, net & other                       6      9    -26.9%        1.3%      1.8%
                                           -----  -----    ------      ------    ------
   Earnings before tax                        16     15      8.0%        3.4%      3.1%
   Income Taxes                                6      6      4.5%        1.4%      1.3%
                                           -----  -----    ------      ------    ------
   Net Earnings                            $  10  $   9     10.5%        2.0%      1.8%
                                           =====  =====    ======      ======    ======
   Effective tax rate                      40.5%  41.8%     -1.3%

The decrease in sales for the first quarter was anticipated due to retailers' desire to take in Fall merchandise closer to the selling season and carry less inventory to avoid having to take heavy end-of-season markdowns. Sales for the quarter were also impacted by a change in fashion direction away from heavier weight fabrics and structured garments to less expensive lighter weight and softer looks, which resulted in lower unit selling prices.

Cost of Products Sold as a percentage of sales decreased from 79.6% to 78.6% in the quarter vs. the comparable period in the prior year. Approximately half of this improvement was due to improved sourcing and savings generated from the Vision 2000 supplier management initiative, and the remaining half of this improvement was the result of a shift in mix to businesses which provide a higher than average gross margin.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
       -----------------------------------------------------

S,G&A expense for the quarter increased $5.6 to 16.3% of sales from 14.7% in the prior year due to the impact of the addition of Fritzi which was acquired in December 1998. Adjusting for Fritzi, S,G&A expense was actually down $.6. S,G&A as a percent of sales increased due primarily to funding the start-up of the Slates(R) and Components Sportswear(TM) lines and due to the largely fixed nature of most of the Company's overhead.

Operating earnings decreased 12.1% for the quarter because the impact of higher gross profit margins ($4.8) was offset by the impact of the sales decline (-$2.6) and the higher S,G&A expense discussed above.

Amortization of intangible assets decreased compared to the prior year as a result of the provision for goodwill impairment recorded in the fourth quarter of fiscal 1999.

The $2.6 decrease in interest expense is primarily ($2.1) due to the decrease in average debt as a result of improved working capital management. Lower short-term market interest rates also contributed, reducing interest expense by $.5 for the quarter.

The effective tax rate decreased to 40.5% from 41.8% in the prior year as a result of the decreased amortization of goodwill discussed above. Smaller permanent differences between book income and taxable income resulted from the lower level of non-deductible amortization expense.

Restructuring
-------------
In the fourth quarter of fiscal 1999 the Company recorded a provision for facilities shut-down which included an accrual of $5.2 for costs of plant closures planned to occur in fiscal 2000. During the first quarter, $.25 was expended on termination benefits, vacant facilities costs, and other costs pursuant to this charge.

Segment results
---------------
The decrease in sales for the quarter was spread throughout the women's apparel segments, with Popular-to-Moderate declining $7 (2.4%) and Better-to-Bridge declining $6 (14.6%). Sales by segment for the quarter were as follows:

                                               Three Months Ended      As a percentage of
                                                    July 31,            total Net Sales
                                            ------------------------   ------------------
                                            1999     1998   % Change     1999      1998
                                            ----     ----   --------    ------    ------
   Branded Women's Sportswear:
      Popular-to-Moderate                   $289     $296     -2.4%      61.3%     61.2%
      Better-to-Bridge                        34       40    -14.6%       7.3%      8.3%
   Private Label                              59       60     -2.4%      12.5%     12.5%
   Smart Shirts                               51       50      0.9%      10.8%     10.4%
   Recreation Products                        38       37      3.2%       8.1%      7.6%
                                            ----     ----    ------     ------    ------
   Total Net Sales                          $471     $483     -2.6%     100.0%    100.0%
                                            ====     ====    ======     ======    ======

Popular-to-Moderate women's sportswear sales for the first quarter were down $7 (2%) compared to last year. After several years of continued growth, sales of this segment declined due to consolidations at retail and due to a shift in product mix away from more expensive wool and constructed garments to lighter weight less constructed and therefore less expensive garments. Partially offsetting this slippage was growth from Sag Harbor(R) dresses and weekend wear, My Michelle(R) sportswear, and IVY(R) and Vintage Blue(TM) sportswear. The current quarter also includes $29 in sales of Fritzi since the acquisition in December 1998. Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased as a result of cost savings from the Supplier Management Initiative and as a result of business unit and product mix shifts, partially offset by the impact of the sales decrease.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
       -----------------------------------------------------

The Better-to-Bridge Women's Sportswear business continues to struggle, with sales for the quarter down 15% from the prior year. Marketing and merchandising initiatives are underway to address styling issues and lost market share in our better category brands in this segment, and some office, warehousing and distribution functions have been consolidated to reduce overhead.

Private label sales in the first quarter were down approximately 2% vs. the prior year primarily due to reduced outerwear shipments. The unseasonably warm winter weather last year caused the major catalog houses who buy their outerwear from Kellwood to have a substantial amount of carryover stock; therefore they cut back their "open-to-buy" in this area. Sales of activewear to the major footwear companies and sales of nightwear also declined due to weak customer demand at retail. Operating earnings declined due to approximately $1 in start-up spending for the launch of the Slates(R) line of woven and knit shirts, sweaters and outerwear as well as unabsorbed burden and lower productivity as certain domestic manufacturing plants scheduled to be closed are wound-down.

Smart Shirts sales for the quarter were relatively flat (up 1%).
Operating earnings declined due to the need to purchase temporary quota in Sri Lanka in order to meet customer delivery dates. See the Outlook section for the segment's plans to fix this situation.

The Recreation Products segment reported a 3% increase in sales for the first quarter. The segment's operating earnings margin declined to 8.2% from 8.9% in the prior year as a result of higher S,G&A spending related to the launch of several new products including child carriers, apparel, camping furniture and travel gear.


FINANCIAL CONDITION
-------------------
Cash flow from operations is ordinarily the Company's primary source of liquidity. Kellwood uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio. Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories.

Leverage
--------
Total debt represents 46% of capital at July 31, 1999 vs. 49% at July 31, 1998. This decrease is primarily due to a $35 dividend repatriated from Smart Shirts

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
       -----------------------------------------------------

during the fourth quarter of fiscal 1999 and to the issuance of 844,000 shares of common stock for the purchase of Fritzi. The company's borrowing needs were also held down by working capital management initiatives. This was offset by a higher than normal cash balance at quarter-end. The cash balance of $72 at July 31, 1999 was approximately $51 higher than the normal level of cash balances carried by the company at quarter-end as a result of the cash received in late July from the bond issuance discussed below. Had cash balances been at a more normal level of $21, and debt been lower by the same amount, the ratio of debt to capital would have been 43%.

Working Capital
---------------
The current ratio increased to 3.8 at July 31, 1999 compared to 2.4 at April 30, 1999 and 2.2 at July 31, 1998, largely as a result of the $150 long-term debt issuance discussed above. The debt issuance substantially eliminated current Notes payable and temporarily increased the Company's balance of Cash and time deposits.

Accounts Receivable at July 31 increased $40 or 13% vs. the prior year. $17 of this increase represents the receivables of Fritzi (which was acquired in December 1998). The remainder of the increase is due to more aggressive payables actions on the part of the Company's customers as well as an increase in the proportion of Kellwood's business coming from customers that require longer terms of sale than the average.

The receivables increase was offset by a $71 (16%) decrease in inventory levels as compared to the prior year as a result of better inventory management in response to lower projected sales for the second quarter of fiscal 2000 as compared to the prior year. Kellwood's overall inventory days on hand were reduced to 66 at July 31, 1999 compared to 83 in the prior year.

Financing and investing activities
----------------------------------
Capital expenditures were $8 for the first quarter of this fiscal year compared to $15 in the prior year. The prior year's capital expenditures were unusually high due to the large number of Vision 2000 investment projects under way at that time; total capital spending for fiscal 2000 is expected to be approximately $25 compared to $51 in fiscal 1999.

The decrease in Intangible assets at July 31, 1999 compared to the amount recorded as of July 31, 1998 is due to the provision for goodwill impairment recorded in the fourth quarter of fiscal 1999.

On July 26, 1999 the Company completed a public debt offering totaling $150. The Senior Notes issued mature July 15, 2009 and carry a 7.875% coupon rate. They received investment grade ratings from Moody's and S&P of Baa3/BBB. As a result of this issuance, fixed rate debt is 99% of total debt at July 31, 1999 vs. 63% at July 31, 1998.

Kellwood maintains a $300 credit facility agreement of which up to $200 can be utilized for short-term loans and up to $200 can be utilized for letters of credit. At July 31, 1999, $195 was available for future use. On August 31, 1999 the Company executed a $350 credit facility which replaced the $300 Agreement. The new facility comprises a $100 364 day revolving credit facility and a $250 three-year revolving credit facility which can also be used for letters of credit.

The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
       -----------------------------------------------------

Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.


OUTLOOK
-------
Management expects Kellwood's sales in the first half of fiscal 2000 to be relatively flat, with growth picking up to the high single-digit range in the second half; sales for the year are expected to be up approximately 5% to approximately $2,250. Kellwood is also starting up a number of new programs that are expected to further drive growth rates to the high single digit percentage rates in FY 2001 and beyond.

Our outlook for the Popular-to-Moderate segment for the second quarter and the second half is very encouraging. Second quarter sales are expected to be up 7-8%, more than offsetting the slippage in the first quarter. Our new Components Sportswear(TM) updated bottoms division began shipments in July, and retail sell-through has been excellent.
The Sag Harbor(R) Sport line, largely a Spring business, is also selling well. Kellwood's updated lines are performing well at retail and booking well for Spring. These brands include IVY(R), BICE(R), Vintage Blue(TM) and Melrose(R). Also, our dress brands and new partner Koret of California are booking well for Spring.

Sales of the Better-to-Bridge segment are expected to be down 15-20% in the second quarter. The Robert Scott(R), David Brooks(R) and Northern Isles(R) brands of traditional classic women's sportswear have been considerably updated for Spring, but these updated lines will not be shipped until the second half. Growth is not expected to return to the Better-to-Bridge segment until the third quarter, with meaningful sales growth not expected until fiscal 2001 when the new Perry Ellis(R) licensed women's business casual sportswear begins to ship.

Private Label segment sales are expected to be flat in the second quarter as growth from the new Slates(R) men's sportswear business will be offset by lower sales of activewear and nightwear and by depressed sales of outerwear. The lower outerwear sales result from lower purchases by the major catalog companies which carried over a substantial amount of inventory due to an unseasonably warm winter last year. In the Private Label segment there are a number of favorable developments which are expected to contribute to meaningful growth in the second half, including the Slates(R) program as well as a major sweater program for Wal-Mart.

Last year Smart Shirts grew by 25% ($13) vs. the prior year. While the demand for the quality products and superior service provided by Smart Shirts to its customers remains strong, the outlook for this year (fiscal 2000) calls for slightly lower sales (down 3-5%) due to quota constraints in Sri Lanka. To avoid this constraint in the future Smart Shirts is expanding its knit shirt capability by building a plant in the Maldives which is expected to be in production by the fourth quarter. Other initiatives are under way to implement contractor and joint venture arrangements in Singapore, Indonesia and the Philippines (countries which have ample quota) to enable this segment to return to growth in fiscal 2001. As retailers are demanding and receiving lower prices, margins for 2000 will continue to be under pressure.

The Recreation products segment has a number of new products including a new brand of sleeping bags, backpacks and tents (ROKK(TM)) targeted at the upper/middle market. Sales for the Recreation products segment are expected to grow well in the second quarter and for the full fiscal year.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
       -----------------------------------------------------

Change in the Company's fiscal year from April 30 to January 31, 2000
---------------------------------------------------------------------
On August 26, 1999, the company changed its fiscal year-end from April 30 to January 31 to bring Kellwood more in line with the operating cycle of our business and the fiscal year-ends of our customers and other apparel companies.

Market risk disclosures - Interest Rate Risk; Fair Value Disclosure
-------------------------------------------------------------------
The issuance of the $150 of ten-year debt increased the market value and the book value of Kellwood's long-term debt. Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $386 at July 31, 1999 which compares to their book value of $389. With respect to the Company's fixed-rate debt outstanding at that date, a 10% change in interest rates would have resulted in approximately a $21 change in the market value of Kellwood's fixed-rate debt.

Year 2000 Issue Readiness
-------------------------
In 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment and developed plans to make key operational and financial systems year 2000 compliant and to ensure uninterrupted functionality through the year 2000. The Company is monitoring its progress and currently believes such plans are over 90% implemented. The major components of the plans include:

* Replacement of certain Information Technology ("IT") systems. Several new information technologies have been and are being installed to:
   * implement a Consistent Office Environment (which was completed in fiscal 1999) and to
   * replace several business and accounting systems with an Integrated Business System (IBS). The IBS was successfully installed at one of our business units operating on non-Y2K compliant systems in August 1999.

*  Testing and remediation of certain "IT" systems.   Several of the
   Company's business and accounting systems encompassing approximately 91% of fiscal 1999 sales are year 2000 compliant. Testing of year 2000 compliance for these systems has been substantially completed. Implementation of IBS to replace these systems is not scheduled until fiscal 2000 or later.

   The Company is in the process of finalizing the remediation of non-compliant pre-IBS systems at three locations. Testing of systems modifications for the systems being remediated is substantially complete for two of these locations with the third expected to be complete by September 1999.

* Remediation or replacement of certain "non-IT" systems, including telephone systems, CAD systems, voice mail and shipping software and equipment is over 90% complete. Testing is currently in process where necessary and is progressing as planned.

The Company is incurring significant business process reengineering and system replacement expenses as part of the Vision 2000 initiative. The portion of expenses that relate to remediation and replacement of non-year 2000 compliant systems is estimated to be approximately $3.1, of which approximately $2.9 has already been incurred. The Company has utilized cash flow from operations to fund year 2000 expenditures.

The Company believes its most reasonably likely worst case scenario with respect to its own systems would involve either:

* discrete modules of the IBS which do not handle year 2000 data properly because they are not properly written, interfaced or implemented, or

* components or subsystems of our legacy systems which are found to be not fully or properly remediated.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
       -----------------------------------------------------

In either case, the Company would utilize internal systems staff and increase its utilization of EDS personnel and other qualified consultants from our software vendors to correct the problems. Until necessary system modifications could be made, manual procedures would be employed. Such a situation may result in additional remediation costs to be incurred and/or delays in operating activities.

As discussed more fully in the company's annual report, based on the results of the Year 2000 readiness information received from third parties the Company believes that its key trading partners are putting forth their best efforts to minimize identified exposures. However, the Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their year 2000 issues. The Company believes the most reasonably likely worst case scenario with respect to key trading partners would involve the inability of such partners to conduct business, requiring manual processes to be employed and/or alternative partners to be utilized. Such a situation may result in temporary increases in costs, delays in receiving cash payments and/or delays in operating activities.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------
This Form 10-Q includes "forward-looking statements" within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations or beliefs concerning future events.
Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct. Certain phases of the Company's operations are subject to influences and factors outside its control. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to national and regional economic conditions, inflation or deflation, the overall level of consumer spending, the level of consumer debt, currency exchange fluctuations, other capital market conditions, competitive pressures, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, the timing and magnitude of spending on and savings realized from our Vision 2000 initiative, stable governments and business conditions in the nations where the Company's products are manufactured, and financial difficulties encountered by customers. The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are also forward-looking statements. All forward-looking statements contained herein and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   a)   EXHIBITS:

        S.E.C. Exhibit
        Reference No.                         Description
        -------------           ----------------------------------------
             27                 Financial Data Schedule, filed herewith.

   b)   REPORTS ON FORM 8-K:

        The following reports were filed on Form 8-K during the three months ended July 31, 1999:

        Current Report on Form 8-K dated May 6, 1999;

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 9, 1999        /s/ Thomas H. Pollihan
                         -------------------------------------
                         Thomas H. Pollihan
                         Vice President, Secretary and General
                         Counsel



September 9, 1999        /s/ Gerald M. Chaney
                         -------------------------------------
                         Gerald M. Chaney
                         Vice President Finance
                         (Principal Financial & Accounting Officer)