Form 10-Q
period 1999-10-31
KELLWOOD CO
filed 1999-12-14
CIK 55080

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1999

                                 OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                   Commission File Number 1-7340

                          KELLWOOD COMPANY
-----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           DELAWARE                            36-2472410
----------------------------------    ---------------------------------
  (State or other jurisdiction                (IRS Employer
of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO          63178
---------------------------------------------------    ----------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (314) 576-3100

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

Number of shares of common stock, par value $.01, outstanding at
October 31, 1999 (only one class): 27,846,014
                                  -----------

                             KELLWOOD COMPANY
                             ----------------

                                  INDEX
                                  -----

                                                                   Page No.
                                                                   --------
PART I.     FINANCIAL INFORMATION

            Condensed Consolidated Balance Sheet                        3

            Condensed Consolidated Statement of Earnings                4

            Condensed Consolidated Statement of Cash Flows              5

            Notes to Condensed Consolidated Financial
             Statements                                               6-8

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations           9-16


PART II.    OTHER INFORMATION                                          17

                                  PART I.  FINANCIAL INFORMATION
                                  ------------------------------
                                 KELLWOOD COMPANY AND SUBSIDIARIES
                                 ---------------------------------
                         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         ------------------------------------------------
                                      (Amounts in thousands)

                                                                  October 31,
                                                        ----------------------------         April 30,
                                                           1999              1998              1999
                                                        ----------        ----------        ----------
ASSETS
------
Current assets:
   Cash and time deposits                               $  111,958        $   37,748        $   25,482
   Receivables, net                                        417,138           311,723           392,628
   Inventories                                             301,580           375,770           340,778
   Prepaid taxes and expenses                               38,093            36,907            38,392
                                                        ----------        ----------        ----------
      Total current assets                                 868,769           762,148           797,280

Property, plant and equipment, net                         108,647            91,020           102,298
Intangible assets, net                                      57,255           106,813            60,207
Other assets                                               101,833            90,585            94,427
                                                        ----------        ----------        ----------
Total assets                                            $1,136,504        $1,050,566        $1,054,212
                                                        ==========        ==========        ==========



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
   Current portion of long-term debt                    $   15,791        $   19,928        $   16,504
   Notes payable                                             2,609            98,544            93,963
   Accounts payable                                        129,507           103,387           117,014
   Accrued expenses                                         93,049            81,142           104,264
                                                        ----------        ----------        ----------
      Total current liabilities                            240,956           303,001           331,745

Long-term debt                                             369,544           242,778           227,659
Deferred income taxes and other                             50,699            48,566            48,620

Shareowners' equity:
   Common stock                                            166,288           137,778           163,097
   Retained earnings                                       360,075           369,450           333,340
   Accumulated other comprehensive income                   (9,286)          (10,024)           (9,330)
                                                        ----------        ----------        ----------
                                                           517,077           497,204           487,107
   Less treasury stock, at cost                            (41,772)          (40,983)          (40,919)
                                                        ----------        ----------        ----------
      Total shareowners' equity                            475,305           456,221           446,188
                                                        ----------        ----------        ----------
Total liabilities & shareowners' equity                 $1,136,504        $1,050,566        $1,054,212
                                                        ==========        ==========        ==========

See notes to condensed consolidated financial statements.

                                      KELLWOOD COMPANY AND SUBSIDIARIES
                                      ---------------------------------
                           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                           --------------------------------------------------------
                                 (Amounts in thousands except per share data)
                                                              Three Months Ended                 Six Months Ended
                                                                  October 31,                       October 31,
                                                          --------------------------        ----------------------------
                                                            1999              1998             1999              1998
                                                          --------          --------        ----------        ----------
Net sales                                                 $633,456          $600,540        $1,104,031        $1,083,823

Costs and expenses:
   Cost of products sold                                   495,657           467,998           865,516           852,819
   Selling, general and
      administrative expenses                               84,216            80,894           160,930           152,047
   Amortization of intangible assets                         1,640             3,932             3,299             7,764
   Interest expense                                          8,453             8,967            14,810            17,951
   Interest income and other, net                             (276)              (65)             (347)             (445)
                                                          --------          --------        ----------        ----------

Earnings before income taxes                                43,766            38,814            59,823            53,687

Income taxes                                                17,700            16,462            24,200            22,683
                                                          --------          --------        ----------        ----------

Net earnings                                              $ 26,066          $ 22,352        $   35,623        $   31,004
                                                          ========          ========        ==========        ==========




Weighted average shares outstanding:
   Basic                                                    27,805            26,838            27,763            26,528
                                                          ========          ========        ==========        ==========

   Diluted                                                  28,046            27,231            28,063            27,135
                                                          ========          ========        ==========        ==========


Earnings per share:
   Basic                                                  $    .94          $    .83        $     1.28        $     1.17
                                                          ========          ========        ==========        ==========

   Diluted                                                $    .93          $    .82        $     1.27        $     1.14
                                                          ========          ========        ==========        ==========



Dividends paid per share                                  $    .16          $    .16        $      .32        $      .32
                                                          ========          ========        ==========        ==========


See notes to condensed consolidated financial statements.

                                    KELLWOOD COMPANY AND SUBSIDIARIES
                                    ---------------------------------
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        ----------------------------------------------------------
                                          (Amounts in thousands)
                                                                                Six Months Ended
                                                                                   October 31,
                                                                            --------------------------
                                                                              1999              1998
                                                                            --------          --------
OPERATING ACTIVITIES:
Net earnings                                                                $ 35,623          $ 31,004
Add/(deduct) items not affecting operating cash flows:
      Depreciation and amortization                                           13,106            16,470
      Increase in prepaid pension cost                                        (2,884)           (2,306)
      Deferred income taxes and other                                         (2,346)           (1,601)
Changes in working capital:
      Receivables, net                                                       (24,510)           16,625
      Inventories                                                             39,198            52,000
      Prepaid taxes and expenses                                                 299             4,521
      Accounts payable                                                        12,493           (21,750)
      Accrued expenses                                                       (11,215)           (5,164)
                                                                            --------          --------
Net cash provided/(used) by operating activities                              59,764            89,799
                                                                            --------          --------

INVESTING ACTIVITIES:
   Additions to fixed assets                                                 (16,800)          (31,213)
   Investment in subsidiaries                                                    (84)             (121)
   Other investing activities                                                    328             6,045
                                                                            --------          --------
Net cash provided/(used) by investing activities                             (16,556)          (25,289)
                                                                            --------          --------

FINANCING ACTIVITIES:
   Proceeds from debentures                                                  149,127                 -
   Reduction of notes payable, net                                           (91,354)          (43,192)
   Reduction of long-term debt                                                (8,035)           (9,255)
   Dividends paid                                                             (8,884)           (6,911)
   Stock transactions under incentive plans                                    2,414             2,885
                                                                            --------          --------
Net cash provided/(used) by financing activities                              43,268           (56,473)
                                                                            --------          --------

NET INCREASE IN CASH AND TIME DEPOSITS                                        86,476             8,037

Cash and time deposits, beginning of period                                   25,482            29,711
                                                                            --------          --------
Cash and time deposits, end of period                                       $111,958          $ 37,748
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



1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature. All prior year data have been restated for the merger with Koret effective April 30, 1999 which was accounted for as a pooling of interests.

Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1999 Annual Report to Shareowners. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the annual financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.


2. CHANGE IN FISCAL YEAR. On August 26, 1999, the company changed its fiscal year-end from April 30 to January 31. This change will result in a transition period of nine months beginning May 1, 1999 and ending January 31, 2000.


3. FACILITY CONSOLIDATIONS. In the fourth quarter of fiscal 1999, the Company recorded a provision for facilities shut-down. Details of activity during the first and second quarters related to this provision and the accrual balances remaining at October 31, 1999 are as follows:

                                                                              Spending in the
                                                                               Quarter ended                Accrual
                                                                         -------------------------        Balance at
                                                                         July 31           Oct. 31        October 31
                                                                         -------           -------        ----------
      Employee severance                                                  $ 62               $61            $3,472
      Vacant facilities / lease termination                                112                28             1,193
      Other cash restructuring costs                                        71                 0               189
                                                                          ----               ---            ------
      Total restructuring, excluding non-cash                             $245               $89            $4,854
                                                                          ====               ===            ======

Facility consolidations represented by the October 31, 1999 accrual balance are expected to be substantially completed by April 30, 2000.


4. SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                                                              October 31,
                                                                      --------------------------          April 30,
                                                                        1999              1998              1999
                                                                      --------          --------          ---------

Inventories:
      Finished goods                                                  $169,769          $211,013          $196,214
      Work in process                                                   72,020            97,058            77,992
      Raw materials                                                     59,791            67,699            66,572
                                                                      --------          --------          --------
      Total Inventories                                               $301,580          $375,770          $340,778
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


totaled $303,976, $384,012 and $346,074 at October 31, 1999, October 31,
1998, and April 30, 1999, respectively.


                                                                              October 31,
                                                                       -------------------------           April 30,
                                                                         1999             1998               1999
                                                                       -------          --------           ---------
Intangible assets:
      Goodwill                                                         $63,886          $127,370           $65,477
      less accumulated amortization                                     19,549            47,211            19,479
                                                                       -------          --------           -------
      Net goodwill                                                      44,337            80,159            45,998
                                                                       -------          --------           -------

      Other identifiable intangibles                                    40,220            84,858            40,229
      less accumulated amortization                                     27,302            58,204            26,020
                                                                       -------          --------           -------
      Net other identifiable intangibles                                12,918            26,654            14,209
                                                                       -------          --------           -------

      Net intangible assets                                            $57,255          $106,813           $60,207
                                                                       =======          ========           =======

5. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). This facility replaced a credit facility dated May 31, 1996. In connection with the execution of the 1999 Facility the Company paid various fees and costs totaling approximately $750. Facility fees range from .15% to .18% of the committed amount. The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility will bear interest at a spread of approximately .6% over LIBOR. At
October 31, 1999, outstanding short-term loans and letters of credit under the agreement were $0 and $153,000, respectively.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $120,000 at October 31, 1999. Borrowings under these uncommitted lines totaled $0 at October 31, 1999.

On July 26, 1999 the Company completed a 10-year public debt offering totaling $150,000. The debentures mature July 15, 2009 and carry a 7.875% coupon rate.

Covenants related to both the 1999 Facility and the 10-year debentures are more flexible than those currently existing for Kellwood's notes due insurance companies.

6. REPORTABLE SEGMENTS. Sales and operating earnings by segment for the quarters ended October 31, 1999 and 1998 and the six month periods ended October 31, 1999

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
                    (AMOUNTS IN THOUSANDS)

and 1998 as well as a reconciliation of the operating earnings (defined as Net Sales less Cost of Products Sold and Selling, General and
Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                             Three Months Ended                 Six Months Ended
                                                October 31,                        October 31,
                                        --------------------------        ----------------------------
                                          1999              1998             1999              1998
                                        --------          --------        ----------        ----------
Net Sales:
      Popular-to-Moderate               $414,451          $380,115        $  703,064        $  675,784
      Better-to-Bridge                    43,933            49,147            78,330            89,402
      Private Label Apparel               82,088            82,105           141,094           142,547
      Smart Shirts                        63,447            63,840           114,055           113,978
      Recreation Products                 29,537            25,333            67,488            62,112
                                        --------          --------        ----------        ----------
      Kellwood net sales                $633,456          $600,540        $1,104,031        $1,083,823
                                        ========          ========        ==========        ==========

Operating earnings:
      Popular-to-Moderate               $ 38,642          $ 36,818        $   60,532        $   57,015
      Better-to-Bridge                     1,412             2,084             1,297             3,256
      Private Label Apparel               10,320            12,817            13,188            18,826
      Smart Shirts                         7,699             6,028            11,180            10,475
      Recreation Products                  1,148             1,094             4,254             4,377
                                        --------          --------        ----------        ----------
      Total segments                      53,583            51,648            90,451            93,949

      Amortization of Intangibles         (1,640)           (3,932)           (3,299)           (7,764)
      Interest expense                    (8,177)           (8,902)          (14,463)          (17,506)
      General corporate and other         (5,638)           (7,193)          (12,866)          (14,992)
                                        --------          --------        ----------        ----------
      Earnings before income taxes      $ 43,766          $ 38,814        $   59,823        $   53,687
                                        ========          ========        ==========        ==========


7. COMPREHENSIVE INCOME. The Company's total comprehensive income for the six months ended October 31, 1999 and 1998, was $26,338 and $22,256, respectively. Total comprehensive income for the three months ended October 31, 1999 and 1998, was $35,667 and $30,587, respectively. Differences between net earnings and total comprehensive income resulted from foreign currency translation.

8. STOCK OPTION PLANS. During the first quarter of fiscal 2000, the Company granted nonqualified stock options to certain officers and other key employees for 467,350 shares of common stock at an exercise price of $23.68, which was equal to the market value of the shares on that date.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
      RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
      -----------------------------------------------------------

OPERATING RESULTS
-----------------
Kellwood Company achieved record sales and earnings for the second quarter ended October 31, 1999. Sales for the quarter were $633.5, up 5.5% from last year's record quarter of $600.5. Net earnings increased 16.6% to $26.1 or $.93 per share from $22.4 or $.82 per share on a diluted basis. Summarized financial data for the quarters and six month periods ended October 31, 1999 and 1998 are as follows. All prior year data have been restated for the merger with Koret which was effective April 30, 1999 and was accounted for as a pooling of interests. (percentages are calculated based on actual data, but columns may not add due to rounding)

                                                 Three Months Ended                  Six Months Ended
                                                     October 31,                        October 31,
                                           ------------------------------     -------------------------------
                                           1999         1998     % Change      1999        1998      % Change
                                          ------       -----     --------     ------      ------     --------
      Net Sales                           $  633      $  601        5.5%      $1,104      $1,084        1.9%
      Cost of products sold                  496         468        5.9%         866         853        1.5%
      S, G & A                                84          81        4.1%         161         152        5.8%
                                          ------      ------      ------      ------      ------      ------
      Operating earnings                      54          52        3.7%          78          79       -1.7%
      Amort. of intangibles                    2           4      -58.3%           3           8      -57.5%
      Interest, net & other                    8           9       -8.1%          14          18      -17.4%
                                          ------      ------      ------      ------      ------      ------
      Earnings before tax                     44          39       12.8%          60          54       11.4%
      Income Taxes                            18          16        7.5%          24          23        6.7%
                                          ------      ------      ------      ------      ------      ------
      Net Earnings                        $   26      $   22       16.6%      $   36      $   31       14.9%
                                          ======      ======      ======      ======      ======      ======

      Effective tax rate                   40.4%       42.4%       -2.0%       40.5%       42.3%       -1.8%


As a percentage of Net Sales:
      Net Sales                           100.0%      100.0%                  100.0%      100.0%
      Cost of products sold                78.2%       77.9%                   78.4%       78.7%
      S, G & A                             13.3%       13.5%                   14.6%       14.0%
                                          ------      ------                  ------      ------
      Operating earnings                    8.5%        8.6%                    7.0%        7.3%
      Amort. of intangibles                  .3%         .7%                     .3%         .7%
      Interest, net & other                 1.3%        1.5%                    1.3%        1.6%
                                          ------      ------                  ------      ------
      Earnings before tax                   6.9%        6.5%                    5.4%        5.0%
      Income Taxes                          2.8%        2.7%                    2.2%        2.1%
                                          ------      ------                  ------      ------
      Net Earnings                          4.1%        3.7%                    3.2%        2.9%
                                          ======      ======                  ======      ======

Our Popular-to-Moderate Women's Branded Sportswear and Recreation
Products segments accounted for the quarter's sales growth. Sales grew in every major channel of distribution with the exception of catalog sales, which were impacted by a soft demand for outerwear.

Cost of Products Sold as a percentage of sales in the second quarter increased to 78.2% from 77.9% in the prior year; for the first half it decreased to 78.4% from 78.7% in the prior year. Improved sourcing and savings generated from the Vision 2000 supplier management initiative worked to lower the cost of products

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
      AND RESULTS OF OPERATIONS - $ IN MILLIONS (CONTINUED)
      -----------------------------------------------------

sold margin, but this improvement was offset in the quarter by the impact of the startup of the new distribution center in Trenton, Tennessee, the startup of a new plant in Mexico, and the phasing out of most of our domestic sewing operations which resulted in unabsorbed burden and labor inefficiency.

S,G&A expense for the second quarter increased $3.3 to 13.3% of sales from 13.5% in the prior year due to the impact of the addition of Fritzi which was acquired in December 1998. Adjusting for Fritzi, S,G&A expense would have been flat for the first half and actually down $2.6 in the second quarter. Factors reducing S,G&A spending in the second quarter included lower spending on the Vision 2000 program, lower spending by Smart Shirts due to the resolution of quota constraints out of Sri Lanka, and the elimination of certain costs as a result of the consolidation of certain business units, partially offset by increased S,G&A spending to fund the start-up of the Slates(R) and Components Sportswear(TM) lines.

Amortization of intangible assets decreased compared to the prior year as a result of the provision for goodwill impairment recorded in the fourth quarter of fiscal 1999.

The decrease in interest expense is primarily due to the decrease in average debt as a result of improved working capital management. This was partially offset by the impact of the $150 debt offering in July which bears interest at 7.875% (as compared to approximately 6% for the short-term debt it replaced) and which resulted in a $.7 increase in interest expense for the second quarter.

The effective tax rate decreased to 40.5% from 42.3% in the prior year as a result of the decreased amortization of goodwill discussed above. Smaller permanent differences between book income and taxable income resulted from the lower level of non-deductible amortization expense.


RESTRUCTURING
-------------
In the fourth quarter of fiscal 1999 the Company recorded a provision for facilities shut-down which included an accrual of $5.2 for costs of plant closures planned to be substantially completed by April 30, 2000. During the first half, $.35 was expended on termination benefits, vacant facilities costs, and other costs pursuant to this charge.


SEGMENT RESULTS
---------------
The increase in sales for the quarter and the first half was primarily in the Popular-to-Moderate women's apparel segment (up $34 or 9.0% for the quarter and $27 or 4.0% for the six month period). This growth was partially offset by a decline in the Better-to-Bridge segment which continues to become a smaller part of Kellwood's business. Sales by segment for the quarter and the six month period were as follows:

                                                 Three Months Ended                  Six Months Ended
                                                     October 31,                        October 31,
                                            -----------------------------     -------------------------------
                                            1999        1998     % Change      1999        1998      % Change
                                            ----        ----     --------     ------      ------     --------
      Popular-to-Moderate                   $414        $380        9.0%        $703      $  676        4.0%
      Better-to-Bridge                        44          49      -10.6%          78          89      -12.4%
      Private Label Apparel                   82          82        0.0%         141         143       -1.0%
      Smart Shirts                            63          64       -0.6%         114         114        0.1%
      Recreation Products                     30          25       16.6%          67          62        8.7%
                                            ----        ----      ------      ------      ------      ------
      Total Net Sales                       $633        $601        5.5%      $1,104      $1,084        1.9%
                                            ====        ====      ======      ======      ======      ======

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
      AND RESULTS OF OPERATIONS - $ IN MILLIONS (CONTINUED)
      -----------------------------------------------------

The five business portfolios contributed the following percentages of Kellwood Net Sales for the quarter and for the six months ended October 31, 1999, respectively:

                                          Three Months Ended      Six Months Ended
                                              October 31,             October 31,
                                          ------------------      ------------------
                                           1999        1998        1999        1998
                                          ------      ------      ------      ------
      Popular-to-Moderate                  65.4%       63.3%       63.7%       62.4%
      Better-to-Bridge                      6.9%        8.2%        7.1%        8.2%
      Private Label Apparel                13.0%       13.7%       12.8%       13.2%
      Smart Shirts                         10.0%       10.6%       10.3%       10.5%
      Recreation Products                   4.7%        4.2%        6.1%        5.7%
                                          ------      ------      ------      ------
      Total Net Sales                     100.0%      100.0%      100.0%      100.0%
                                          ======      ======      ======      ======

Popular-to-Moderate women's sportswear sales for the second quarter and the first half were up 9% and 4%, respectively, compared to the prior year due primarily to the acquisition of Fritzi in December 1998. Excluding the sales of Fritzi, sales for the quarter were flat due to consolidations at retail and due to a shift in product mix away from more expensive wool and constructed garments to lighter weight less constructed and therefore less expensive garments. Partially offsetting this slippage was growth from Sag Harbor(R) dresses and weekend wear, Kathie Lee(R), Studio Ease(R) and M by David Meister(R) dresses, and IVY(R) and Vintage Blue(TM) sportswear. Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased as a result of cost savings from the Supplier Management Initiative and as a result of business unit and product mix shifts.

The Better-to-Bridge Women's Sportswear business continues to struggle, with sales for the quarter down 11% from the prior year, in line with our Plan. Marketing and merchandising initiatives are underway to address styling issues and lost market share in our better category brands in this segment, and some office, warehousing and distribution functions have been consolidated to reduce overhead.

Private label sales in the first quarter were relatively flat vs. the prior year primarily due to reduced outerwear shipments, lower sales of activewear to the major footwear companies, and reduced sales of nightwear. Operating earnings declined due to start-up spending for the launch of the Slates(R) line of woven and knit shirts, sweaters and outerwear, the start-up of a new lingerie facility in Mexico, as well as unabsorbed burden and lower productivity as certain domestic manufacturing plants scheduled to be closed are wound-down.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
       AND RESULTS OF OPERATIONS - $ IN MILLIONS (CONTINUED)
       -----------------------------------------------------

Smart Shirts sales for the quarter and the half were relatively flat due to quota constraints for the first half of the year. Operating earnings increased due to decreased air freight expense partially offset by the cost of purchasing temporary quota in Sri Lanka in order to meet customer delivery dates.

The Recreation Products segment reported a 17% increase in sales for the second quarter as a result of the introduction of new products and a new brand of sleeping bags and outerwear as well as a growing international business. The segment's operating earnings margin for the quarter and the half declined slightly as compared to the prior year as a result of higher S,G&A spending related to the launch of several new products including child carriers, apparel, camping furniture and travel gear.


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

LEVERAGE
--------
Total debt represents 45% of capital at October 31, 1999 vs. 44% at October 31, 1998. The major item impacting leverage in this period was a higher than normal cash balance at quarter-end. The cash balance of $112 at October 31, 1999 was approximately $80 higher than the normal level of cash balances carried by the company at quarter-end as a result of the cash received in July from the bond issuance discussed below. This factor was partially offset by a $35 dividend repatriated from Smart Shirts during the fourth quarter of fiscal 1999 and the issuance of 844,000 shares of common stock for the purchase of Fritzi. The company's borrowing needs were also held down by working capital management initiatives.

WORKING CAPITAL
---------------
The current ratio increased to 3.6 at October 31, 1999 compared to 2.4 at April 30, 1999 and 2.5 at October 31, 1998, largely as a result of the $150 long-term debt issuance discussed above. The debt issuance substantially eliminated current Notes payable and temporarily increased the Company's balance of Cash and time deposits.

Accounts Receivable at October 31 increased $105 or 34% vs. the prior year. $65 of this increase relates to acquisitions ($44 due to the elimination of the factor for Koret's receivables and $21 representing the receivables of Fritzi, which was acquired in December 1998). The remainder of the increase is due to more aggressive payables actions on the part of the Company's customers as well as an increase in the proportion of Kellwood's business coming from customers that require longer terms of sale than the average.

The receivables increase was offset by a $74 (20%) decrease in inventory levels as compared to the prior year as a result of better inventory management. Kellwood's overall inventory days on hand were reduced to 73 at October 31, 1999 compared to 93 in the prior year.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $17 for the first half of this fiscal year compared to $31 in the prior year. The prior year's capital expenditures were unusually high due to the large number of Vision 2000 investment projects under way at that time; total capital spending for fiscal 2000 is expected to be approximately $25 compared to $51 in fiscal 1999.

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
      AND RESULTS OF OPERATIONS - $ IN MILLIONS (CONTINUED)
      -----------------------------------------------------

The decrease in Intangible assets at October 31, 1999 compared to the amount recorded as of October 31, 1998 is due to the provision for goodwill impairment recorded in the fourth quarter of fiscal 1999.

On July 26, 1999 the Company completed a public debt offering totaling $150. The Senior Notes issued mature July 15, 2009 and carry a 7.875% coupon rate. They received investment grade ratings from Moody's and S&P of Baa3/BBB. As a result of this issuance, fixed rate debt is 95% of total debt at October 31, 1999 vs. 67% at October 31, 1998.

On August 31, 1999 the Company executed a $350 credit facility which replaced the previous $300 Credit Agreement. The new facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At October 31, 1999, $197 was available for future use.

The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. One company has signed a letter of intent to be acquired by Kellwood. This company has annual sales of approximately $60 and would become part of our private label segment. This acquisition is still subject to the negotiation and execution of a definitive merger agreement, FTC approval, successful completion of due diligence and other customary contingencies. Had the acquisition occurred at the beginning of the earliest period presented, the impact would not have been significant to the results of operations or financial position of Kellwood.

On November 23, 1999 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.7 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. Pursuant to this authorization, on December 9, 1999 the Company purchased 1.68 million shares through a privately negotiated transaction with an institutional holder at $18.00 per share, which was below the market price.

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

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      -----------------------------------------------------------
        AND RESULTS OF OPERATIONS - $ IN MILLIONS (CONTINUED)
        -----------------------------------------------------

OUTLOOK
-------
Management expects Kellwood's sales in the third quarter of fiscal 2000 to be up 6%-7%; sales for the year are expected to be up approximately 5% to approximately $2,250. Kellwood is also starting up a number of new programs that are expected to further drive growth rates to the mid-to-high single digit percentage rates in FY 2001 and beyond.

Our outlook for the Popular-to-Moderate segment for the second half is very encouraging. Third quarter sales are expected to be up 8-9%. Our new Components Sportswear(TM) updated bottoms division began shipments in July, and retail sell-through has been excellent. The Sag Harbor(R) Sport line, largely a Spring business, is also selling well. Kellwood's updated lines are performing well at retail and are booking well for Spring. These brands include IVY(R), BICE(R), Vintage Blue(TM) and Melrose(R). Also, our dress brands and new partner Koret of California are booking well for Spring.

Sales of the Better-to-Bridge segment are expected to be down about 10% in the third quarter. The Robert Scott(R), David Brooks(R) and Northern Isles(R) brands of traditional classic women's sportswear have been considerably updated for Spring, and these updated lines are expected to be shipped in the second half. Growth is not expected to return to the Better-to-Bridge segment until fiscal 2001 when the new Perry Ellis(R) licensed women's business casual sportswear begins to ship.

Private Label segment sales are expected to be up about 6% in the third quarter as growth from the new Slates(R) men's sportswear business will be offset by lower sales of activewear and nightwear and by depressed sales of outerwear. In the Private Label segment there are a number of favorable developments which are expected to contribute to meaningful growth in the second half, including the Slates(R) program as well as a major knitwear program for Wal-Mart.

Throughout the first half of last year (fiscal '99) Smart Shirts grew by 25% vs. the prior year. While the demand for the quality products and superior service provided by Smart Shirts to its customers remains strong, the outlook for this year (fiscal 2000) calls for slightly lower sales (down 1-3%) due to quota constraints in Sri Lanka. To avoid this constraint in the future Smart Shirts is expanding its knit shirt capability by obtaining manufacturing capacity in the Maldives which is expected to be in production by the third quarter. Other initiatives are under way to implement contractor and joint venture arrangements in Singapore, Indonesia and the Philippines (countries which have ample quota) to enable this segment to return to growth in fiscal 2001. As retailers are demanding and receiving lower prices, margins for 2000 will continue to be under pressure.

The Recreation products segment has a number of new products including a new brand of sleeping bags, backpacks and tents (ROKK(TM)) targeted at the upper/middle market. Sales for the Recreation products segment are expected to grow well in the third quarter and for the full fiscal year.

CHANGE IN THE COMPANY'S FISCAL YEAR FROM APRIL 30 TO JANUARY 31, 2000
---------------------------------------------------------------------
On August 26, 1999, the company changed its fiscal year-end from April 30 to January 31 to bring Kellwood more in line with the operating cycle of our business and the fiscal year-ends of our customers and other apparel companies.

MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
The issuance of the $150 of ten-year debt increased the market value and the book value of Kellwood's long-term debt. Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $383 at October 31, 1999 which compares to

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      -----------------------------------------------------------
        AND RESULTS OF OPERATIONS - $ IN MILLIONS (CONTINUED)
        -----------------------------------------------------

their book value of $385. With respect to the Company's fixed-rate debt outstanding at that date, a 10% change in interest rates would have resulted in approximately a $21 change in the market value of Kellwood's fixed-rate debt.

The Company is considering the execution of a Cancelable Reverse Interest Rate Swap agreement with a bank whereby the Company would pay a floating interest rate based on LIBOR relating to its $150 public debentures due July 2009. This agreement would be cancelable by the bank on a future date or dates, which cancellation would be expected to occur in the event fixed interest rates are lower on the cancellation dates than on the execution date. Actual execution of such a swap agreement is still subject to the negotiation and execution of a definitive agreement.

YEAR 2000 ISSUE READINESS
-------------------------
In 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees have completed an assessment and developed plans to make key operational and financial systems year 2000 compliant and to ensure uninterrupted functionality through the year 2000. The Company is monitoring its progress and currently believes that the implementation of these plans is substantially complete. The major components of the plans include:

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

* Testing and remediation of certain "IT" systems. Remediation and testing of the Company's business and accounting systems for year 2000 compliance has been completed.

* Remediation or replacement of certain "non-IT" systems, including telephone systems, CAD systems, voice mail and shipping software and equipment is about 98% complete. Final "clean-up" is currently in process where necessary and is progressing as planned.

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

                    PART II.  OTHER INFORMATION
                    ---------------------------

                          KELLWOOD COMPANY
                          ----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

At the August 26, 1999 Annual Meeting of Shareholders, six directors were elected to serve for two-year terms. The tabulation was as follows:

                                        Shares                   Shares         Shares against, abstaining
Directors                              Voted For                Withheld            and broker non-votes
---------                              ---------                --------        --------------------------
Raymond F. Bentele                    24,935,593                 315,676                    -
Edward S. Bottum                      25,069,944                 181,325                    -
Kitty G. Dickerson                    25,069,142                 182,127                    -
Leonard A Genovese                    24,938,653                 312,616                    -
Martin J. Granoff                     25,073,798                 177,471                    -
Hal J. Upbin                          25,072,237                 179,031                    -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   a) EXHIBITS:

      S.E.C. Exhibit
      Reference No.                       Description
      --------------         ----------------------------------------

            27               Financial Data Schedule, filed herewith.


   b) REPORTS ON FORM 8-K:

      The following reports were filed on Form 8-K during the three months ended October 31, 1999:

      Current Report on Form 8-K dated August 26, 1999

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 13, 1999          /s/ Thomas H. Pollihan
                           ---------------------------------------------
                           Thomas H. Pollihan
                           Vice President, Secretary and General Counsel



December 13, 1999          /s/ Gerald M. Chaney
                           ---------------------------------------------
                           Gerald M. Chaney
                           Vice President Finance
                           (Principal Financial & Accounting Officer)