Form 10-K
period 2000-01-31
KELLWOOD CO
filed 2000-04-25
CIK 55080

==========================================================================

        SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549

                                 FORM 10-K

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM MAY 1, 1999 TO JANUARY 31, 2000
                                       -----------    ----------------

                       COMMISSION FILE NUMBER: 1-7340

                              KELLWOOD COMPANY
           (Exact name of registrant as specified in its charter)

            DELAWARE                                     36-2472410
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

        600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO 63178
(Address, including Zip Code, of registrant's principal executive offices)

                              (314) 576-3100
            (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange
           Title of each class                 on which registered
           -------------------               ----------------------
     Common Stock, par value $.01            New York Stock Exchange
     Preferred Stock Purchase Rights         New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 13, 2000, Kellwood Company had 24,568,718 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on March 13, 2000 (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $414,597,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

None

                                 PART I

ITEM 1.   BUSINESS

(a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired 17 domestic companies. Following are those acquired since 1993:

                   Company Name                      Date of Acquisition
-----------------------------------------------      -------------------

*     Goodman Knitting Co., Inc.                     July 1993
*     Halmode Apparel, Inc.                          September 1994
*     David Dart, Inc. and Force One, Inc.           November 1994
*     Fritzi California (excluding real estate)      December 1998
*     Koret, Inc.                                    April 1999
*     Biflex International, Inc.                     January 2000

The companies are principally marketers of branded apparel except for American Recreation Products, Inc. and Slumberjack, Inc. which are manufacturers and marketers of branded camping soft goods and Crowntuft Manufacturing Corp., which is a vertically integrated manufacturer of chenille robes.

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

As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's acquisition strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 7% of total sales in the "Transition Period," compared to 50% in fiscal year 1985. References to the "Transition Period" throughout this report refer to the nine month period ended January 31, 2000.

(b) The information required by this Item is set forth on page 30 of this Form 10-K under the caption "Industry Segment and Geographic Area Information."

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

(ii) The Company anticipates no significant change in products or new industry segments, which would require a material investment. However, business acquisitions within the apparel and related soft goods industry are continually being considered, and it is anticipated that external and internal demands will generate increasing requirements for capital.

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

(vii) Approximately $175 million (11%) of the Company's sales in the Transition Period were to J.C. Penney, Inc. No other customer accounts for more than 10% of the Company's revenues. Other information relating to J.C. Penney, Inc. is set forth on page 29 of this Form 10-K under the caption "Significant Customers" in the Notes to Consolidated Financial Statements. The Company's management believes that the relationship with J.C. Penney will continue into the foreseeable future.

(viii) The Company does not believe that backlog is a meaningful and material indicator of sales that can be expected for any period.
All of the Company's backlog is expected to be filled within 12 months, but there can be no assurance that the backlog at any point in time will translate into sales in any particular subsequent period.

(ix) Government contracts or subcontracts with the Company are not material.

(x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available.

(xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $821,000, $248,000 and $359,000 were spent on research and development activities during the Transition Period and fiscal years 1999 and 1998, respectively.

(xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

(xiii) At the end of the Transition Period, there were approximately 20,100 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

(d) Except for its Smart Shirts operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Asian companies under Smart Shirts' management. The sales, operating profit, and identifiable assets attributable to each segment are set forth in this Form 10-K at page 30 under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements. The risk attendant to the Company's Smart Shirts operations is slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Smart Shirts manufacturing capacity to various countries help to mitigate these risks.

ITEM 2.   PROPERTIES

At January 31, 2000, the Company operated 37 production plants and various distribution facilities. Domestic businesses operated:

          *    13 plants in 7 states,
          *    two plants in the Dominican Republic,
          *    two plants in Honduras,
          * one plant in El Salvador, Mexico, Philippines, Puerto Rico, and
          *    three plants in Canada.

As the Company continues to reduce sourcing costs by using its worldwide network of contractors, the domestic business units now source approximately 87% of their goods outside of Kellwood operated plants.

Kellwood's domestically managed plants aggregated to approximately 2.1 million square feet. They include the 5 domestic plants scheduled to close during fiscal 2000 (as discussed in Note 2 to the Consolidated financial statements on page 21 of this Form 10-K) which aggregate to approximately 700,000 square feet and are operating at approximately 49% of capacity at January 31, 2000. The remaining 19 plants aggregate 1.3 million square feet and were operating at an estimated 84% of capacity at January 31, 2000.

The Company's Smart Shirts subsidiaries operated 13 plants which aggregated to approximately 954,000 square feet and were operating at an estimated 90% of capacity. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka and China.

As Kellwood's product sourcing continues to shift from products manufactured in the Company's domestic facilities to foreign-sourced product, warehousing and distribution facilities assume increasing importance. The Company's major Warehousing and Distribution facilities include the following:

     * The Kellwood Western Region Distribution Center in the Los Angeles area. This facility serves as the headquarters for five divisions in a multi-tiered 630,000 square foot facility;
     * A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee;
     *    A 294,000 square foot facility in Brockton, Massachusetts;
          and
     *    A 240,000 square foot facility in Roanoke, Virginia.

These facilities are generating new economies of scale in warehousing and distribution activities while eliminating the redundant costs of smaller, inefficient facilities.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in several routine lawsuits incidental to the Company's business. Management and general counsel are of the opinion that the ultimate disposition of the litigation should have no material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SEURITY HOLDER MATTERS

Common stock of Kellwood Company is traded on the New York Stock
Exchange, tickler symbol KWD. At March 13, 2000, there were approximately 1,424 shareowners of record and 2,858 shareowners in the Dividend Reinvestment Plan. The current annual dividend rate per year is $.64.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item 6 is located on page 32 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW ($ IN MILLIONS EXCEPT PER SHARE DATA)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity, capital resources and operating segment results. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS
---------------------

OVERVIEW
--------
Sales for the nine months ended January 31, 2000 increased 3% to a record $1,565 from $1,523 in the comparable nine-month period in the prior year. Net earnings of $41 ($1.48 per diluted share) were up 24% vs. $33.0 ($1.20 per share) last year. Reported results for all periods include the sales and earnings of Koret, Inc. which was merged into the Company in April 1999 in a transaction accounted for as a pooling of interests.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended April 30 have historically been higher than for the other quarters of the fiscal year. In recent years the April quarter's results represented approximately 30% of the year's sales and gross profit and over 40% of net earnings before unusual items.

NET SALES, OPERATING EARNINGS, AND EARNINGS BEFORE UNUSUAL ITEMS
----------------------------------------------------------------

TRANSITION PERIOD (NINE MONTHS ENDED JANUARY 31, 2000) VS. PRIOR YEAR
---------------------------------------------------------------------
In August 1999, the Company changed its fiscal year-end from April 30 to January 31 to bring Kellwood more in line with the operating cycle of our business and the fiscal year-ends of our customers and other apparel companies. We have decided to identify the twelve-month period ending January 31, 2001 as "fiscal 2000" in keeping with the custom of many retail and apparel companies. Summarized comparative financial data for the nine-month Transition Period ended January 31, 2000 and the nine months ended January 31, 1999 (including Koret), are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                        Nine months ended
                                           January 31                          % of Sales
                                       -------------------    % change     ------------------
                                        2000      1999<F*>      99-00       2000        1999
                                       ------     --------    --------     ------      ------
   Net Sales                           $1,565      $1,523         2.8%     100.0%      100.0%
   Cost of products sold                1,238       1,200         3.1%      79.1%       78.8%
   S, G & A                               234         227         3.2%      15.0%       14.9%
                                       ------      ------       ------     ------      ------
   Operating earnings                      93          95        -2.2%       6.0%        6.3%
   Amortization of intangibles              5          12       -58.2%        .3%         .8%
   Interest expense                        23          26       -12.3%       1.4%        1.7%
   Interest income & other                 (3)          -         n/a        -.2%          -
   Koret merger costs                       -           1           -          -          .1%
                                       ------      ------       ------     ------      ------
   Earnings before tax                     69          57        21.0%       4.4%        3.7%
   Income Taxes                            28          24        16.4%       1.8%        1.6%
                                       ------      ------       ------     ------      ------
   Net Earnings                        $   41      $   33        24.4%       2.6%        2.2%
                                       ======      ======       ======     ======      ======
   Income Tax rate                      40.2%       41.8%
                                       ------      ------

   <F*> - Unaudited.


SALES increased 3% in the nine-month Transition Period ended January 31, 2000 compared to the comparable period in the prior year. Sales benefited from:

   - Double-digit growth in contemporary/updated brands including Ivy(R), David Dart(R), Melrose(R), Vintage Blue(TM), Bice(R), David Meister(TM) and My Michelle(R);
   - Strong growth in dresses including Kathie Lee(R), Studio Ease(R), M.H.M.(R) and Sag Harbor(R) dresses;
   - The acquisition of Fritzi and Biflex which added $70 more in sales during the Transition Period as compared to the prior year;
   - Continued growth in the men's shirt business through increased capacity and expanded private label programs; and
   - Growth in the recreation products business as a result of the introduction of new products and product lines to leverage brand equity.

These developments were partially offset by a change in fashion direction away from some of Kellwood's traditional-styled structured blazers and other garments to more contemporary softer looks. This shift from heavier weight fabrics and structured garments to less expensive lighter weight garments also resulted in lower unit selling prices. Other factors negatively impacting sales in the Transition Period included continued weak demand for private label outerwear and basic denim jeans, and delivery problems in the January quarter with a number of contractors, primarily in Mexico.

COST OF PRODUCTS SOLD as a percent of sales increased to 79.1% in the Transition Period compared to the prior year level of 78.8%. Improved sourcing and savings generated from the Vision 2000 supplier management initiative and improved margins at Smart Shirts worked to lower the cost of products sold as a percent of sales. These improvements were offset by the impact of the startup of the new distribution center in Trenton, Tennessee, the startup of a new plant in Mexico, and the phasing out of most of our domestic sewing operations which resulted in unabsorbed burden and labor inefficiency. In addition, late deliveries in the January quarter resulting from the contractor problems discussed above caused higher mark downs and freight costs which exerted upward pressure on cost of products sold as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A) in the Transition Period increased generally in line with sales. The acquisition of Fritzi in December 1998 and start-up costs for the Slates(R) line also added modestly to S,G&A.

OPERATING EARNINGS (defined as net sales less cost of products sold and S,G&A) declined to 6.0% of sales from 6.3% in the prior year as a result of the changes in cost of products sold margin and S,G&A margin discussed above.

INTEREST EXPENSE decreased $2.6 in the Transition Period compared to the comparable period in the prior year. This was due primarily to the decrease in average debt as a result of better working capital management. Lower average interest rates on short-term debt (principally due to the replacement of Koret's factor borrowings with borrowings at the lower Kellwood rates) also decreased interest expense by approximately $1.7. These factors were partially offset by the $1.1 of additional interest expense due to the issuance of the 7.875% debentures in July 1999.

OTHER INCOME for the Transition Period included $2 (pretax; $1.2 after-tax) of unusual non-recurring financial items including a gain on the sale of a building.

THE EFFECTIVE TAX RATE declined to 40.2% in the Transition Period compared to 41.8% during the comparable period in the prior year. This was due primarily to the reduction of goodwill amortization as a result of the goodwill impairment charge taken in the fourth quarter of 1999.

1999 VS. 1998
-------------
Summarized comparative financial data for 1999 and 1998, with historical results for 1998 revised to include Koret, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                           Year ended
                                            April 30,                          % of Sales
                                       ------------------     % change     ------------------
                                        1999        1998        98-99       1999        1998
                                       ------      ------     --------     ------      ------
   Net Sales                           $2,151      $2,094        2.7%      100.0%      100.0%
   Cost of products sold                1,685       1,655        1.8%       78.3%       79.0%
   S, G & A                               315         301        4.8%       14.6%       14.4%
                                       ------      ------       -----      ------      ------
   Operating earnings                     151         138        8.9%        7.0%        6.6%
   Amortization of intangibles             16          17       -4.3%         .7%         .8%
   Interest, net & other                   33          34       -2.5%        1.6%        1.6%
   Koret merger costs                       7           -
   Facilities shut-down                     7           -
   Goodwill impairment                     49           -
                                       ------      ------
   Earnings before tax                     39<F*>      88
   Income Taxes                            37          38
                                       ------      ------
   Net Earnings                        $    2<F*>  $   50
                                       ======      ======
   Income Tax rate                        95%         43%
                                       ------      ------

   <F*>- Earnings before income taxes and Net earnings were $101 and 60, respectively, excluding the impact of the unusual items (Merger costs, Facilities shut-down, and Goodwill impairment).

SALES increased 3% in fiscal 1999 after increasing 17% in 1998 vs. the prior year. Fiscal 1999 sales benefited from:

   - The continued growth of the Sag Harbor(R) line including the new Sag Harbor(R) Sport weekendwear;

   - The acquisition of Fritzi which added $48 in sales during the third and fourth quarters;

   - The Studio Ease(R) line of casual dresses sold to department stores;

   - Private label intimate apparel programs with major discounters and national chains; and

   - Continued growth in the men's shirt business through private label programs.

These developments were partially offset by:

   - Decreases of approximately $93 related to exiting certain businesses, including Counterparts (a division of Koret), Brittania(R) pants, and a nurse's uniforms and a maternitywear business;

   - Disappointing results from the recently repositioned Cricket
     Lane(R) and Melrose(R) brands;

   - Sales deferrals due to the timing of customer orders as Koret's accessory business was repositioned to adopt a market segmentation strategy; and

   - Weak demand for private label outerwear and basic denim jeans.

COST OF PRODUCTS SOLD as a percent of sales decreased to 78.3% in fiscal 1999 compared to the fiscal 1998 level of 79.0%. This was primarily due to improved production efficiencies and sourcing - including cost reductions as a result of lower material costs and labor costs in Asia, exiting certain low margin businesses, and savings generated by the Supplier Management Initiative, one of the Vision 2000 programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A) in fiscal 1999 increased $14 million or 4.8% to $315 (14.6% of sales) as compared to $301 (14.4%) in fiscal 1998. The increase in S,G&A in fiscal 1999 included the impact of start-up costs for new products and brands, and increased systems consulting and quota costs at Smart Shirts. These increases were partially offset by cost reductions resulting from consolidation of operations in the Better-to-Bridge segment.

OPERATING EARNINGS (defined as net sales less cost of products sold and S,G&A) increased to 7.0% of sales from 6.6% in fiscal 1998. The 1999 increase was due primarily to improved production efficiencies and sourcing - including cost reductions as a result of lower material costs and labor costs in Asia, exiting certain low margin businesses, and savings from the Supplier Management Initiative.

THE EFFECTIVE TAX RATE for 1999 of 95% was a consequence primarily of the non-deductible Goodwill impairment charge or $48.9 and non-deductible Koret merger costs of $2.4.

SEGMENT RESULTS:
----------------
Sales and Operating Earnings by Segment for the nine-month Transition Period ended January 31, 2000 and for the comparable period in the prior year as well as for the years ended April 30, 1999 and 1998 were as follows:

                            Nine months ended          year ended               % change
                               January 31,              April 30,         ---------------------
                           ------------------      ------------------     9 months    12 months
   Net sales                2000        1999        1999        1998      99-2000       98-99
   ---------               ------      ------      ------      ------     --------    ---------
   Popular-to-Moderate     $  993      $  961      $1,382      $1,296        3.3%        6.6%
   Better-to-Bridge           104         123         167         198      (15.6%)     (15.5%)
   Private Label Apparel      204         197         256         289        3.6%      (11.5%)
   Smart Shirts               169         154         203         173        9.3%       17.0%
   Recreation Products         96          87         144         138       10.0%        4.2%
                           ------      ------      ------      ------      ------      ------
   Kellwood total          $1,565      $1,523      $2,151      $2,094        2.8%        2.7%
                           ======      ======      ======      ======      ======      ======

                            Nine months ended          year ended               % change
                               January 31,              April 30,         ---------------------
                           ------------------      ------------------     9 months    12 months
   Operating earnings       2000        1999        1999        1998      99-2000       98-99
   ------------------      ------      ------      ------      ------     --------    ---------
   Popular-to-Moderate     $ 70.8      $ 75.7      $123.2      $105.2       (6.5%)      17.1%
   Better-to-Bridge          (1.4)        2.0         4.5         5.4         nmf      (16.7%)
   Private Label Apparel     17.6        22.4        28.1        34.2      (21.5%)     (17.9%)
   Smart Shirts              18.2        12.9        16.6        14.8       41.0%       12.7%
   Recreation Products        4.8         4.8        11.5        10.5        (.3%)       9.4%
                           ------      ------      ------      ------      ------      ------
   Total segment
      operating earnings   $110.0      $117.9      $183.9      $170.1       (2.2%)       8.1%
                           ======      ======      ======      ======      ======      ======

POPULAR-TO-MODERATE. Sales of this segment were up 3% for the nine-month Transition Period as compared to the prior year. The Transition Period included the benefit of a $67 increase in sales of Fritzi, which was acquired in December 1998. This increase was partially offset by the fashion shift away from traditional wool and constructed garments to lighter weight less constructed and therefore less expensive garments. Consolidations at retail, the repositioning of certain brands, and contractor delivery problems in the January quarter (primarily in Mexico) also exerted downward pressure on sales. Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) declined to 7.1% in the Transition Period from 7.9% in the prior year. Pressure on operating earnings margin came as a result of the shift to less expensive lighter weight garments as well as the continuing competitive environment at retail and additional mark-down expenses required by the contractor delivery problems discussed above.

The acquisition of Fritzi in the third quarter of fiscal 1999 added $48 to sales for the year ended April 30, 1999 which, along with continued strength of the Sag Harbor(R) line, contributed the majority of the 7% increase in the sales of this segment. These increases were partially offset by discontinued businesses, including Counterparts (a division of Koret), nurses' uniforms and maternitywear. Operating Earnings margin improved to 8.9% from 8.1% in the prior year largely due to improved divisional mix (faster growth in businesses and programs with operating earnings margins higher than the segment average), the discontinuation of Koret's unprofitable Counterparts business, and improved sourcing of Koret products.

BETTER-TO-BRIDGE. The Better-to-Bridge Women's Sportswear business continues to struggle. Sales, which were planned down, declined 16% in the Transition Period from the prior year. Kellwood's new Perry Ellis(R) and Burns lines are expected to attract a more contemporary, younger customer and increase department store penetration for this segment. Other marketing and merchandising initiatives are underway to address styling issues and lost market share in our better category brands in this segment. Additionally, some office, warehousing and distribution functions have been consolidated to reduce overhead.

Segment sales declined 16% in 1999, and operating earnings margin remained constant at 2.7% in 1998 and 1999.

PRIVATE LABEL. Private Label sales in the Transition Period were up 4% vs. the prior year. Sales increased primarily as a result of the introduction of the new Slates(R) line of woven and knit shirts, sweaters and outerwear. This improvement was partially offset by reduced outerwear shipments, lower sales of activewear to the major footwear companies, and reduced sales of nightwear. Operating earnings declined due to start-up spending for the launch of the Slates(R) line, the start-up of a new lingerie facility in Mexico, as well as unabsorbed burden and lower productivity as certain domestic manufacturing plants scheduled to be closed are wound-down.

Sales for fiscal 1999 year were down 12% due to weak demand for private label outerwear and basic denim jeans. Operating earnings margins in the Private Label segment declined to 11.0% in 1999 from 11.8% in 1998 due to the impact of the eliminated Brittania business in 1998.

SMART SHIRTS. Smart Shirts sales were up 9.3% due to increased business with department stores, specialty stores and catalog houses. Smart Shirts also expanded its knit shirt capability by implementing contractor and joint venture arrangements in the Philippines and other countries. Operating earnings margins improved to 10.8% in the Transition Period from 8.4% in the prior year due to the resolution of Sri Lankan quota constraints which had caused Smart Shirts to incur additional air freight and temporary quota expenses in the prior year.

Sales were up 17.0% in 1999 and 13.1% in 1998 vs. the prior year. The major drivers of this growth were the new knit shirt operation in Sri Lanka and the Polo Ralph Lauren(R) business. Operating profit margins at Smart remained stable at 8.2% in 1999 and 8.5% in 1998.

RECREATION PRODUCTS. Recreation Products reported a 10% increase in sales as a result of strong demand for new products and a new line of sleeping bags and outerwear as well as a growing international business. The segment's operating earnings margin declined slightly as compared to the prior year as a result of higher S,G&A spending related to the launch of several new products including child carriers, apparel, camping furniture and travel gear.

Recreation Products sales were up 4% in 1999 vs. the prior year. Due to the increased volumes and improved worker productivity, as well as Asian currency fluctuations, operating profit margins in the Recreation
Products segment improved to 8.0% in 1999 from 7.6% in 1998.

UNUSUAL ITEMS
-------------

THE KORET MERGER. Effective April 30, 1999 the Company completed a merger with Koret, Inc. (Koret), issuing approximately 5.2 million shares of Kellwood common stock in exchange for all of the outstanding shares and options of Koret. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements and this Management's Discussion and Analysis give retroactive effect to the Merger with all periods presented as if the two companies had always been combined. One-time costs of the Koret merger ($6.6) decreased 1999 reported earnings per share by $.18.

RESTRUCTURING AND PROVISION FOR GOODWILL IMPAIRMENT. As part of its Vision 2000 program, Kellwood developed and began implementing a plan to reorganize and restructure several operating units that were experiencing operating losses or performing below expectations. Key components of the plan include the consolidation of similar types of operating units, relocation and consolidation of distribution facilities in the northeast, midwest and west coast, and elimination of redundancies between operating units. These activities are currently in process and will continue through fiscal 2000.

During fiscal 1999, Kellwood closed a number of its domestic manufacturing facilities as their work was transferred to Kellwood facilities in Mexico, the Caribbean and Central America and the Company's network of contractors around the world. These moves, in concert with certain other planned plant closings scheduled to be completed in fiscal 2000, will enhance Kellwood's cost competitiveness and sourcing flexibility in fiscal 2000 and beyond. These plant closures and the related shift in manufacturing to offshore contractors relate primarily to the Private Label segment and are not expected to impact future sales. Cost reductions resulting from these moves will have a minimal impact on margins, as it is expected to be necessary to pass much of the savings on to customers in order to retain these businesses. These activities are currently in process and will continue through fiscal 2000. In connection with this restructuring, in the fourth quarter of 1999 the Company recorded a provision for facilities shut-down of $6.8 (pretax). This provision consisted of termination benefits of $4, vacant facilities costs of $1.4, other cash costs of $.3, and non-cash charges of $1.1. The non-cash charges represent primarily a write-down of obsolete or abandoned fixed assets to their net realizable value. Of the total non-cash provision of $5.6, $.5 was paid during fiscal 1999. The total provision of $6.8 reduced 1999 net earnings and earnings per diluted share by $3.9 and $.14, respectively. A summary of activity during the Transition Period related to this provision and the remaining accrual at January 31, 2000 is included in the financial statements at Note 2.

As a consequence of the changes discussed above and changing market conditions, Kellwood conducted a review and analysis of the projected cash flows for certain underperforming operating units and assessed the reliability of the carrying value of the intangible assets of these units. During the fourth quarter of fiscal 1999 the Company completed this review and identified an impairment of $48.9, primarily related to business units in the Better-to-Bridge segment. The provision for this impairment reduced 1999 net earnings and earnings per diluted share by $48.9 and $1.77, respectively for the year.

FINANCIAL CONDITION
-------------------
Cash flow from operations is the Company's primary source of liquidity. Kellwood uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio. Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories.

LEVERAGE. Kellwood's debt-to-capital ratio was 44.8% at January 31, 2000, approximately equal to the 44.9% as of January 31, 1999. This was in spite of capital spending of $23, the acquisition of Biflex, $30 spent during the Transition Period on the stock buyback program, and a $58 reduction in equity resulting from the unusual charges taken in the fourth quarter of fiscal 1999 discussed above. These investments were financed by better performance in the management of working capital in addition to operating earnings and other sources of cash flow, allowing the company to maintain the financial flexibility inherent in a 45% leverage ratio.

WORKING CAPITAL. The Company's working capital requirement for inventories and receivables is influenced primarily by sales patterns, which are highly seasonal. Inventory levels are highly dependent upon forecasted sales, and receivables are a result of the timing of recent months' sales and customer payment terms.

The current ratio increased to 3.3 to 1 at January 31, 2000 vs. 2.4 to 1 at April 30, 1999 and at January 31, 1999, largely as a result of the refinancing of short-term debt by the July 1999 issuance of the 10-year debentures discussed below.

Accounts receivable increased $47 (17%) vs. January 31, 1999, significantly ahead of the 3% increase in sales. This increase was due principally to the inclusion of $29 of Koret receivables in the January 31, 2000 balance sheet (compared to $0 at January 31, 1999) as a result of Kellwood's debt capacity replacing the factor borrowing previously used by Koret. The acquisition of Biflex in January 2000 also contributed modestly to the increase in accounts receivable.

Inventory levels declined $21 (20%) to $395 at January 31, 2000 compared to $416 at January 31, 1999 as a result of improved working capital management. Sales, however, for the next three months are forecast up 5% vs. last year. Overall, the Company now has only 64 days supply in inventory, a 10-day improvement compared to the comparable period in the prior year.

INVESTING ACTIVITIES. Capital spending was $23 for the nine-month Transition Period, $52 for fiscal 1999 and $22 for 1998. This compares with capital spending of $13-15 per year before the commencement of the Vision 2000 program. The additional spending was largely for warehouse construction and development of the Integrated Business System (IBS). Capital spending for the coming year is planned to be in the $30 range. About half of this is to be invested in computer hardware and software projects (including additional investments in the IBS, and purchase and modification of a Warehouse Management System), and the other half is to be invested in new domestic warehousing and distribution facilities, new in-store shops and selling facilities, and manufacturing facilities in Asia.

On January 4, 2000 the Company purchased Biflex International, Inc. (Biflex), including intangible assets of $12.4. The purchase price included cash of $29.0 and the assumption of certain liabilities totaling $9.7. The transaction was accounted for as a purchase.

In the third quarter of fiscal 1999 the Company purchased substantially all of the non-real estate assets of Fritzi. The purchase price included
0.84 million shares of Kellwood common stock valued at $22.3 and the assumption of certain liabilities totaling $14.5. The transaction was accounted for as a purchase.

FINANCING ACTIVITIES. Long-term financings are arranged as necessary to meet the Company's anticipated capital requirements, with the timing, principal amount and terms depending on the prevailing securities markets generally and the market for the Company's debt in particular.

In July 1999 the Company completed a 10-year public debt offering totaling $150. These debentures carry a 7.875% coupon rate. They received investment grade ratings from Moody's and S&P of Baa3/BBB.

In January 2000 the Company entered into an interest rate swap agreement with a bank to convert the interest rate on $150 of 7.875% debentures from fixed to variable. In connection with this transaction, the Company also entered into an option agreement, which entitles the bank to effectively cancel this interest rate swap agreement on January 15, 2001. As consideration for these agreements the Company received a payment of $3.3 which is recorded as a deferred option premium at January 31, 2000; these agreements are being marked to market and did not have a material impact on the results of operations of the Company from the date of execution through January 31, 2000.

* The Company expects the bank to exercise its option to cancel the swap if fixed swap rates are lower on the cancellation date than 7.32%. If the option is exercised to cancel the swap, Kellwood will retain the entire $3.3 deferred option premium, and the Company will continue to pay the fixed coupon rate on the related debt. In this case, excluding the impact of any acquisitions during the upcoming year, the Company would have approximately 1% of debt at floating interest rates at January 31, 2001 as compared to the Company's objective of approximately 50%.

* If the option is not exercised on January 15, 2001, the interest rate swap will remain in effect, and the Company will continue to pay interest on the $150 notional amount of the swap at variable rates based on LIBOR through July 15, 2009. If the option is not exercised, the swap would have the effect of converting $150 of debentures to variable rates at 56 basis points above six-month LIBOR. In this case, excluding the impact of any acquisitions during the upcoming year, the Company would have approximately 45% of debt at floating interest rates at January 31, 2001 as compared to the Company's objective of approximately 50%.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $140 at January 31, 2000. There were no outstanding borrowings under these uncommitted lines at January 31, 2000.

Kellwood maintains a three-year $350 committed bank credit facility to ensure the liquidity necessary to support planned internal growth as well as to provide the capacity for additional acquisitions. Management believes that the combined operating, cash and equity position of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

On November 23, 1999 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.8 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Pursuant to this authorization, on December 9, 1999 the Company purchased 1.68 million shares through a privately negotiated transaction with an institutional holder at $18.00 per share, which was below the market price. Additionally, during February 2000 the Company purchased 1.11 million shares in open market transactions at an average price of $16.32 per share, completing the buyback authorized by this authorization.

On March 2, 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As of March 28, 2000 the Company had purchased 1.17 million shares pursuant to this authorization at an average cost of $17.07 per share. As discussed in Note 6 to the financial statements, certain debt covenants may limit purchases under this authorization.


MARKET RISK SENSITIVITY AND INFLATION RISKS
-------------------------------------------

FOREIGN CURRENCY RISK. The company does not believe that it has significant foreign currency transactional exposures. The impact of a ten percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which the Company does have transactional exposures would be immaterial.

INTEREST RATE RISK. Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short-and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At January 31, 2000, the Company's debt portfolio was composed of approximately 43% variable-rate debt (including the amount of debt subject to the swap and option discussed above) and 57% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the Transition Period. Except for the outcome of the option to cancel the interest rate swap discussed above, management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed the coming year.

Various financial instruments issued by the Company are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of the Company's fixed-rate debt. With respect to the Company's fixed-rate debt outstanding at January 31, 2000, a 10% increase in interest rates would have resulted in approximately an $11 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $20 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the Transition Period.

COMMODITY PRICE RISK. Kellwood is subject to commodity price risk arising from price fluctuations in the market prices of sourced garments or the various raw materials that comprise its manufactured products (synthetic fabrics, woolens, denim, etc.). The Company is subject to commodity price risk to the extent that any fluctuations in the market prices of its purchased garments and raw materials are not reflected by adjustments in selling prices of its products or if such adjustments significantly trail changes in these costs. Kellwood does not use derivative instruments in the management of these risks.

INFLATION RISK. Kellwood's inflation risks are managed by each business unit through selective price increases when possible, productivity improvements, and cost-containment measures. Management does not believe that inflation risk is material to the Company's business or its consolidated financial position, results of operations or cash flows.

OUTLOOK AS OF APRIL 13, 2000
----------------------------
CHANGE IN THE FISCAL YEAR FROM APRIL 30 TO JANUARY 31, 2000. In August 1999, the Company changed its fiscal year-end from April 30 to January 31 to bring Kellwood more in line with the operating cycle of our business and the fiscal year-ends of our customers and other apparel companies. We have decided to identify the twelve-month period ending January 31, 2001 as "fiscal 2000" in keeping with the custom of many retail and apparel companies.

As we address the outlook for fiscal 2000, management will change the way the company's results are reported and analyzed. In the past the Company was managed, and results were reported, by the five business segments: Popular-to-moderately-priced women's sportswear, Better-to-bridge priced women's sportswear, Private Label apparel, Smart Shirts, and Recreation products. Going forward, the Company will be focusing on three business segments:

*  Women's Sportswear;

*  Men's Sportswear; and

* Other soft goods (which will include the intimate apparel and recreation products business units).

Management expects Kellwood's sales in the first half of fiscal 2000 to be up approximately 5%, with growth picking up in the second half as a result of the introduction of new product lines and brands; sales for the year are expected to be up approximately 6-7%. Operating earnings margins for fiscal 2000 are expected to be approximately 7% for the year, and the income tax rate is expected to be approximately 40%.


CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
-----------------------------------------------------------------
This Annual Report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's expectations or beliefs concerning future events and are based on various assumptions and subject to a wide variety of risks and uncertainties. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct.

The Company's forward-looking statements are based on certain assumptions, and the Company's operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to:

   * changes in trends in the market segments in which the Company competes;

   * the performance of the Company's products within the prevailing retail environment;

   * customer acceptance of both new designs and newly introduced product lines;

   * actions of competitors that may impact the Company's business;

   * financial difficulties encountered by customers;

   * the impact of economic changes such as:
     *  the overall level of consumer spending for apparel,
     *  national and regional economic conditions,
     *  inflation or deflation,
     *  currency exchange fluctuations, and
     *  changes in interest rates and other capital market conditions;

   * the timing and magnitude of spending on and savings realized from our Vision 2000 initiative;

   * stable governments and business conditions in the nations where the Company's products are manufactured;

   * the scope, nature or impact of acquisition activity; and

   * changes in the Company's plans, strategies, objectives, expectations and intentions that may happen at any time at the discretion of the Company.

The reader is also directed to the Company's periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition.

The words "believe", "expect", "will", "estimate", "project",
"forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Form 10-K including without limitation, the statements under "Financial Review" and "Outlook", are also forward-looking statements.

Forward-looking statements are not guarantees, as actual results could differ materially from those expressed or implied in forward-looking statements. The Company specifically disclaims any obligation to publicly update, modify, retract or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein, the entire contents of the Company's website, and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.

YEAR 2000 ISSUE
---------------

In July 1996 the Company outsourced its Information Systems function to Electronic Data Systems Corporation (EDS). Together, EDS and Kellwood employees completed an assessment and implemented plans to make key operational and financial systems year 2000 compliant and to ensure uninterrupted functionality through the year 2000. The Company also completed its assessment of its year 2000 risks related to key trading partners such as customers, suppliers, banks, and shipping companies. The Company is monitoring the situation and believes its year 2000 plans were successfully implemented. As a result, there were no significant year 2000-related problems, and the Company does not anticipate that any significant year 2000-related problems will occur in the future.

Kellwood's cost of remediation and replacement of non-year 2000 compliant systems was approximately $3. The Company utilized cash flow from operations to fund year 2000 expenditures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF MANAGEMENT AND INDEPENDENT ACCOUNTANTS

REPORT OF MANAGEMENT
--------------------
The management of Kellwood Company is responsible for the fair presentation of the financial statements and other financial information included in this report. The financial statements have been prepared in conformity with generally accepted accounting principles applying estimates and management's best judgments as required to present fairly Kellwood Company's financial position, results of operations and cash flows.

The accounting systems and internal accounting controls of Kellwood are designed to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets and that, in all material respects, assets are safeguarded against loss from unauthorized use or disposition. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis, and internal auditors systematically review the adequacy and effectiveness of the controls. PricewaterhouseCoopers LLP also studies and evaluates internal controls for the purpose of establishing a basis for reliance thereon relative to the scope of their audits of the financial statements. It is management's opinion that the Company has an effective system of internal accounting controls.

The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, the internal auditors and PricewaterhouseCoopers LLP to discuss audit and financial reporting matters. Both the internal auditors and PricewaterhouseCoopers LLP have direct access to the Audit Committee.


Hal J. Upbin
Chairman, President and Chief Executive Officer


Gerald M. Chaney
Chief Financial Officer

---------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of shareowners' equity present fairly, in all material respects, the financial position of Kellwood Company and its subsidiaries at January 31, 2000 and at April 30, 1999, and the results of their operations and their cash flows for the nine months ended January 31, 2000 and for each of the two years in the period ended April 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Kellwood's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
St. Louis, Missouri
March 1, 2000

KELLWOOD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in thousands except per share data)
-----------------------------------------------------------------------------------------------
                                                      NINE MONTHS        Year ended April 30,
                                                            ENDED     -------------------------
                                                 JANUARY 31, 2000           1999           1998
-----------------------------------------------------------------------------------------------
Net Sales                                              $1,565,261     $2,151,147     $2,094,389

Costs and Expenses:

   Cost of products sold                                1,237,683      1,685,281      1,655,370

   Selling, general and administrative expenses           234,346        315,139        300,601

   Amortization of intangible assets                        4,865         15,855         16,562

   Interest expense                                        22,654         33,883         35,142

   Interest income and other, net                          (2,887)          (502)          (920)

   Costs of Koret merger                                        -          6,600              -

   Provision for facilities shut-down                           -          6,793              -

   Provision for Goodwill impairment                            -         48,945              -
                                                       ----------     ----------     ----------
Earnings Before Income Taxes                               68,600         39,153         87,634

Income Taxes                                               27,600         37,200         37,500
                                                       ----------     ----------     ----------

Net Earnings                                           $   41,000     $    1,953     $   50,134
                                                       ==========     ==========     ==========

Earnings Per Share:
   Basic                                               $     1.49     $      .07     $     1.92
                                                       ==========     ==========     ==========

   Diluted                                             $     1.48     $      .07     $     1.85
                                                       ==========     ==========     ==========

See notes to consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Dollars in thousands except per share data)
-----------------------------------------------------------------------------------------------
                                                                            AS OF
-----------------------------------------------------------------------------------------------
                                                              JANUARY 31, 2000   April 30, 1999
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets:
   Cash, including time deposits of $41,067 ($19,216 in 1999)       $   54,501       $   25,482
   Receivables, net                                                    326,868          392,628
   Inventories                                                         394,988          340,778
   Prepaid taxes and expenses                                           47,921           38,392
                                                                    ----------       ----------
Total Current Assets                                                   824,278          797,280

Property, Plant and Equipment                                          253,524          252,286
   Less accumulated depreciation and amortization                     (149,850)        (149,988)
                                                                    ----------       ----------
   Property, Plant and Equipment, net                                  103,674          102,298

Intangible Assets, net                                                  68,220           60,207
Other Assets                                                           101,681           94,427
                                                                    ----------       ----------
Total Assets                                                        $1,097,853       $1,054,212
                                                                    ==========       ==========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                $   10,992       $   16,504
   Notes payable                                                         4,083           93,963
   Accounts payable                                                    151,637          117,014
   Accrued expenses                                                     81,446          104,264
                                                                    ----------       ----------
Total Current Liabilities                                              248,158          331,745

Long-Term Debt                                                         346,479          227,659

Deferred Income Taxes and Other                                         57,346           48,620

Shareowners' Equity:
   Common stock, par value $.01 per share, authorized
     50,000,000 shares; issued and outstanding 26,173,218
     shares (27,737,032 in 1999)                                       166,312          163,097
   Retained earnings                                                   361,000          333,340
   Accumulated other comprehensive income                               (9,378)          (9,330)
                                                                    ----------       ----------
                                                                       517,934          487,107
   Less treasury stock, at cost                                        (72,064)         (40,919)
                                                                    ----------       ----------
Total shareowners' equity                                              445,870          446,188
                                                                    ----------       ----------

Total Liabilities and Shareowners' Equity                           $1,097,853       $1,054,212
                                                                    ==========       ==========

See notes to consolidated financial statements.


KELLWOOD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                              NINE MONTHS         Year ended April 30,
                                                                    ENDED       -----------------------
                                                         JANUARY 31, 2000           1999           1998
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net earnings                                                     $ 41,000       $  1,953       $ 50,134

Add (deduct) items not affecting operating cash flows:
   Depreciation and amortization                                   19,106         33,358         33,727
   Increase in prepaid pension costs                               (4,326)        (4,780)        (7,860)
   Deferred income taxes                                           10,330         (4,790)        (2,031)
   Non-cash portion of facilities shut-down provision                   -          1,146              -
   Provision for goodwill impairment                                    -         48,945              -
   Other                                                           (3,584)         2,307          3,903

Changes in working capital components:
   Receivables, net                                                72,475        (49,224)       (54,378)
   Inventories                                                    (36,139)       101,553        (78,066)
   Prepaid expenses                                                (9,188)         3,397         (6,134)
   Accounts payable and accrued expenses                            6,527         (2,397)        (7,202)
                                                                 --------       --------       --------
Net cash provided by (used for) operating activities               96,201        131,468        (67,907)
                                                                 --------       --------       --------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (22,819)       (51,472)       (21,640)
   Investment in subsidiaries                                         (84)        (4,892)        (6,810)
   Acquisitions                                                   (28,983)             -              -
   Dispositions of fixed assets                                     7,225              -              -
   Other investing activities                                         (31)         7,667            417
                                                                 --------       --------       --------
Net cash (used for) investing activities                          (44,692)       (48,697)       (28,033)
                                                                 --------       --------       --------

FINANCING ACTIVITIES:
   Net proceeds from (reduction of) notes payable                 (94,255)       (50,680)       (17,393)
   Proceeds from issuance of long-term debt                       149,207              -        148,327
   Reduction of long-term debt                                    (35,899)       (28,278)       (20,333)
   Stock transactions under incentive plans                         1,971          5,928          7,609
   Purchase of treasury stock                                     (30,174)             -              -
   Dividends paid                                                 (13,340)       (13,970)       (13,698)
                                                                 --------       --------       --------
Net cash provided by (used for) financing activities              (22,490)       (87,000)       104,512
                                                                 --------       --------       --------

Net increase (decrease) in cash and time deposits                  29,019         (4,229)         8,572
Cash and time deposits - beginning of year                         25,482         29,711         21,139
                                                                 --------       --------       --------
Cash and time deposits - end of year                             $ 54,501       $ 25,482       $ 29,711
                                                                 ========       ========       ========

Supplemental cash flow information:
   Interest paid                                                 $ 20,422       $ 34,361       $ 35,360
   Income taxes paid                                               37,108         42,708         41,275

Significant non-cash investing and financing activities:
   Issuance of stock for the acquisition of Fritzi                      -       $ 22,340              -
                                                                 ========       ========       ========

See notes to consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

(Dollars in thousands except per share data)
------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated          Total
                                                 Common Stock         Treasury                      Other        Compre-
                                            ----------------------       Stock    Retained  Comprehensive        hensive
                                                Shares      Amount      Amount    Earnings         Income         Income
------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1997                     25,743,327    $123,002    $(36,969)   $308,921        $(8,737)

Net earnings                                                                        50,134                       $50,134
Currency translation adjustment                                                                      (870)          (870)
                                                                                                                 -------
Comprehensive income                                                                                             $49,264
                                                                                                                 =======
Cash dividends declared, $.64 per share                                            (13,698)
Shares issued under stock plans                658,469      10,740         261
Treasury stock acquired in conjunction
      with incentive plans                     (98,329)                 (3,277)
Debentures converted                            24,151         153
                                            ----------    --------    --------    --------        -------
BALANCE, APRIL 30, 1998                     26,327,618    $133,895    $(39,985)   $345,357        $(9,607)

Net earnings                                                                         1,953                        $1,953
Currency translation adjustment                                                                       277            277
                                                                                                                 -------
Comprehensive income                                                                                              $2,230
                                                                                                                 =======
Cash dividends declared, $.64 per share                                            (13,970)
Shares issued under stock plans                231,857       6,284         239
Treasury stock acquired in conjunction
      with incentive plans                     (34,857)                 (1,173)
Debentures converted                             4,414          28
Purchase of Fritzi                             844,000      22,340
Warrants exercised                             364,000         550
                                            ----------    --------    --------    --------        -------
BALANCE, APRIL 30, 1999                     27,737,032    $163,097    $(40,919)   $333,340        $(9,330)

Net earnings                                                                        41,000                       $41,000
Currency translation adjustment                                                                       (48)           (48)
                                                                                                                 -------
Comprehensive income                                                                                             $40,952
                                                                                                                 =======
Cash dividends declared, $.48 per share                                            (13,340)
Shares issued under stock plans                121,933       2,942         197
Treasury stock acquired in conjunction
      with incentive plans                     (52,696)                 (1,168)
Purchase of treasury stock                  (1,676,307)                (30,174)
Debentures converted                            43,256         273
                                            ----------    --------    --------    --------        -------
BALANCE, JANUARY 31, 2000                   26,173,218    $166,312    $(72,064)   $361,000        $(9,378)
                                            ==========    ========    ========    ========        =======

See notes to consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Substantially all foreign subsidiaries are consolidated based upon a fiscal year ending December 31. All significant intercompany accounts and transactions have been eliminated.

CHANGE IN YEAR END: In August 1999 the company changed its fiscal year-end from April 30 to January 31. This change resulted in a short fiscal year covering the nine month transition period from May 1, 1999 to January 31, 2000. References to the Transition Period and to fiscal 1999 and 1998 throughout these consolidated financial statements refer to the nine months ended January 31, 2000 and the years ended April 30, 1999 and 1998, respectively.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

INVENTORIES AND REVENUE RECOGNITION: Inventories are stated at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine the value of 65% of domestic inventories, primarily inventories purchased from the Kellwood worldwide network of contractors. The last-in, first-out (LIFO) method is used to value the inventories of domestic manufacturing operations. Inventories of foreign subsidiaries are valued using the specific identification method. Sales are recognized when goods are shipped.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. A significant portion of domestic manufacturing facilities and some machinery and equipment are leased under long-term capital leases which are recorded at the beginning of the lease term at the present value of the minimum lease payments.

Depreciation is computed generally on the declining balance method over estimated useful lives of 15 to 40 years for buildings and of 3 to 10 years for machinery and equipment. Leasehold improvements are amortized principally on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

INTANGIBLE ASSETS: The excess costs over net tangible assets of businesses acquired are recorded as intangible assets. These intangibles are amortized using the straight-line method over their estimated useful lives, which range from 1 to 20 years.

IMPAIRMENT OF ASSETS: The Company reviews long-lived assets, goodwill and other intangibles to assess recoverability from future operations using expected undiscounted future cash flows whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset.

INCOME TAXES: Income taxes are based upon income for financial reporting purposes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 109.

FOREIGN CURRENCY TRANSLATION: Foreign currency financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities and monthly average rates of exchange for income and expenses. Adjustments resulting from translation are accumulated in the Cumulative Translation Adjustment component of Shareowners' Equity. Gains or losses from foreign currency transactions are included in income in the period in which they occur. The net foreign currency gains and losses recognized in the Transition Period, 1999 and 1998 were not significant.

STOCK-BASED COMPENSATION: Kellwood Company uses the intrinsic value method for measuring stock-based compensation cost. Under this method, compensation cost is the excess, if any, of the quoted market price of Kellwood's common stock at the grant date over the amount the employee must pay for the stock. Kellwood's policy is to grant stock options at fair market value at the date of grant.

CASH FLOWS: For purposes of the Consolidated Statement of Cash Flows, all highly liquid short-term time deposits maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and time deposits was not significant for the nine months ended January 31, 2000 or for the years ended April 30, 1999 and 1998.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash, investments, short-term receivables and payables, and debt. Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $342,000 which compares to their book value of $355,000. Management believes that the current carrying amounts for the company's other financial instruments approximate fair market value.

NEW ACCOUNTING STANDARDS: In 1998 SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This standard establishes new accounting and reporting standards for derivative financial instruments. The Company will adopt SFAS 133 on February 1, 2001, and the Company does not expect it to have a material impact on consolidated financial position, results of operations or cash flows.


NOTE 2.  BUSINESS IMPROVEMENT AND OTHER PROGRAMS:

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

Restructuring actions taken and planned include closing 5 domestic production facilities. This action relates to current and future shifts in the Company's business to foreign sourced product and resulted from the uncompetitive cost structures of the plants being closed. These plant closures and the related shift in manufacturing to offshore contractors are not expected to impact future sales. These activities are currently in process and will continue through the fiscal year ending January 31, 2001.

FACILITY CONSOLIDATIONS: In connection with the restructuring described above, in the fourth quarter of 1999, the Company recorded, as a separate line item in the consolidated statement of operations, a provision for facilities shut-down of $6.8 million (pretax). This provision reduced net earnings and earnings per diluted share by $3.9 million and $.14, respectively. On a pre-tax basis, charges for restructuring consisted of termination benefits of $3,969, vacant facilities costs of $1,418, other cash costs of $260, and non-cash charges of $1,146. The non-cash charges represent primarily a write-down of obsolete or abandoned fixed assets to their net realizable value.

Details of this provision and the accrual balances remaining are as follows:

-----------------------------------------------------------------------------------------------------------
                                                                Amounts utilized during
                                           4th Quarter          -----------------------         Amount to
                                                  1999          4th Quarter  Transition       be Utilized
                                             Provision                 1999      Period           in 2000
-----------------------------------------------------------------------------------------------------------
Employee severance                              $3,969               $  374        $297            $3,298
Vacant facilities / lease termination            1,418                   85         166             1,167
Other cash restructuring costs                     260                    0          71               189
                                                ------               ------        ----            ------
Total restructuring, excluding non-cash          5,647               $  459         534            $4,654
Asset impairments                                1,146                1,146           0                 0
                                                ------               ------        ----            ------
Total provision                                 $6,793               $1,605         534             4,654
                                                ======               ======        ====            ======

These charges provide for a reduction of domestic employment by approximately 1,500, primarily in production and production-support capacities; during 1999 approximately 100 employees were terminated or retired in connection with this charge. Facility consolidations represented by the remaining accrual balance are expected to be substantially completed in fiscal 2000.

PROVISION FOR GOODWILL IMPAIRMENT: During the fourth quarter of 1999, the Company completed a review of the intangible assets related to certain underperforming business units to determine if the intangible assets were impaired. Based on a comparison of the expected future cash flows to the carrying value of the intangibles, it was determined that certain of the intangibles, primarily goodwill, were impaired. Once impairment was identified, the Company utilized discounted cash flows for each operating unit to determine the amount of the impairment. The impairment charge, which is presented as a separate line item in the consolidated statement of operations, totaled $48.9 million and reduced 1999 net earnings and earnings per diluted share by $48.9 million and $1.77, respectively.

NOTE 3.  BUSINESS COMBINATIONS:

On January 4, 2000 the Company purchased Biflex International, Inc. (Biflex), including goodwill and other intangible assets of $12.4 million. The purchase price included cash of $29.0 million and the assumption of certain liabilities totaling $9.7 million. The transaction was accounted for as a purchase. Accordingly, the results of operations of Biflex are included in the consolidated financial statements from the acquisition date. This acquisition was not significant to the results of operations or the financial position of the Company.

Effective April 30, 1999 the Company completed a merger with Koret, Inc. (Koret), issuing approximately 5.2 million shares of Kellwood common stock in exchange for all of the outstanding shares and options of Koret. The transaction was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, the consolidated financial statements give retroactive effect to the merger with all periods presented as if the two companies had always been combined. Fees and expenses related to the Koret transaction aggregating $6.6 million were incurred in 1999. These costs reduced Kellwood's 1999 Consolidated Net Earnings by $4,840.

On December 11, 1998 the Company purchased substantially all of the non-real estate assets of Fritzi California (Fritzi), including intangible assets of $5.2 million. The purchase price included 0.84 million shares of Kellwood common stock valued at $22.3 million and the assumption of certain liabilities totaling $14.5 million. The transaction was accounted for as a purchase. Accordingly, the results of operations of Fritzi are included in the consolidated financial statements from the acquisition date. This acquisition was not significant to the results of operations or the financial position of the Company.


NOTE 4.  SUPPLEMENTAL BALANCE SHEET INFORMATION:

------------------------------------------------------------------
Year-end amounts,                                 2000        1999
------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS              $  12,142   $  11,281

INVENTORIES:
------------
Finished goods                               $ 221,765   $ 196,214
Work in process                                 96,086      77,992
Raw materials                                   77,137      66,572
                                             ---------   ---------
Total inventories                            $ 394,988   $ 340,778
                                             =========   =========

Includes inventories valued under LIFO of    $ 120,171   $ 128,003
Value of LIFO inventories at current costs     122,153     133,299

PROPERTY, PLANT & EQUIPMENT:
----------------------------
Land                                         $   1,907   $   3,460
Buildings and improvements                      96,738      95,002
Machinery and equipment                        134,245     142,471
Capitalized software                            20,634      11,353
                                             ---------   ---------
                                               253,524     252,286
Less accumulated depreciation
   and amortization                           (149,850)   (149,988)
                                             ---------   ---------
Property, Plant & Equipment, net             $ 103,674   $ 102,298
                                             =========   =========

Includes assets under capital leases
   (primarily buildings) of:
Cost                                         $  15,343   $  15,393
Accumulated amortization                       (14,877)    (14,463)

-------------------------------------------------------------------
Year-end amounts,                                 2000        1999
-------------------------------------------------------------------
INTANGIBLE ASSETS:
------------------
Goodwill                                      $ 63,886    $ 65,477
Less accumulated amortization                  (20,509)    (19,479)
                                              --------    --------
Net goodwill                                    43,377      45,998
                                              --------    --------
Other identifiable intangibles                  52,722      40,229
Less accumulated amortization                  (27,879)    (26,020)
                                              --------    --------
Net other identifiable intangibles              24,843      14,209
                                              --------    --------
Net intangible assets                         $ 68,220    $ 60,207
                                              ========    ========

ACCRUED EXPENSES:
-----------------
Salaries and employee benefits                $ 39,095    $ 49,114
Provision for facilities shut-down               4,654       5,188
Income taxes                                         -       8,847
Other accrued expenses                          37,697      41,115
                                              --------    --------
Total accrued expenses                        $ 81,446    $104,264
                                              ========    ========

NOTE 5.  LEASES:

Certain machinery and equipment are leased under operating leases having remaining terms ranging up to 6 years. Rent expense under all operating leases for the nine months ended January 31, 2000 totaled $21,412
($26,959 for the year ended April 30, 1999 and $23,802 for 1998).

The future minimum lease payments under capital and operating leases at January 31, 2000 were as follows:

------------------------------------------------------------------
Years ending January 31,                       Capital   Operating
------------------------------------------------------------------
2001                                            $  992     $17,021
2002                                               350      14,515
2003                                               296      11,033
2004                                               296       8,569
2005                                                44       7,345
Later years                                          0      10,889
                                                ------     -------
Total minimum lease payments                     1,978     $69,372
                                                           =======
Less amount representing interest                 (146)
                                                ------
Present value of net minimum lease payments     $1,832
                                                ======

Minimum lease payments were not reduced for future minimum sublease rentals of $3,393.


NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT:

NOTES PAYABLE: On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America and other participating banks (the "Credit Agreement"). In connection with the execution of the Credit Agreement the Company paid various fees and costs totaling approximately $750. Facility fees range from .15% to .20% of the committed amount. The Credit Agreement comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the Credit Agreement will bear interest at a spread of approximately .6% over LIBOR. At
January 31, 2000, outstanding short-term loans and letters of credit under the agreement were $0 and $136,841, respectively. Covenants are less restrictive than those currently existing for Kellwood's notes due insurance companies.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $140,000 at January 31, 2000. Borrowings under these uncommitted lines totaled $0 at January 31, 2000.

During the nine months ended January 31, 2000, the highest level of borrowings under all lines was $98,243 ($196,500 for the year ended April 30, 1999). The average daily short-term borrowings for the nine months ended January 31, 2000 were $20,594 ($153,913 for fiscal 1999) and the weighted average interest rate was 5.8% (5.8% for 1999).

LONG-TERM DEBT:

------------------------------------------------------------------
Year-end amounts,                                 2000        1999
------------------------------------------------------------------
7.625% Debentures due October 15, 2017        $137,626    $148,455
7.875% Debentures due July 15, 2009            139,725           -
Notes due insurance companies, 6.90% - 10.77%   77,883      92,291
Capital lease obligations, 4.9% - 10.2%          1,832       2,487
Other                                              405         930
                                              --------    --------
                                               357,471     244,163
Less current maturities                        (10,992)    (16,504)
                                              --------    --------
                                              $346,479    $227,659
                                              ========    ========

Aggregate maturities on long-term debt for the next five years are as follows: 2001 - $10,992; 2002 - $15,407; 2003 - $19,067; 2004 - $26,307;
2005 - $6,126; 2006 & thereafter - $279,572.

The Company issued $150,000 of 20 year senior unsecured debentures in a public debt offering on October 27, 1997. The debentures, due October 15, 2017, have a coupon rate of 7.625% payable semi-annually. The Company issued $150,000 of 10 year senior unsecured debentures in a public debt offering on July 26, 1999. The debentures, due July 15, 2009, have a coupon rate of 7.875% payable semi-annually. Restrictive covenants of these debentures are less restrictive than the covenants associated with the notes due insurance companies discussed below.

In January 2000 the Company entered into an interest rate swap agreement with a bank to convert the interest rate on $150,000 of 7.875% debentures from fixed to variable. In connection with this transaction, the Company also entered into an option agreement, which entitles the bank to effectively cancel this interest rate swap agreement on January 15, 2001. As consideration for these agreements the Company received a payment of $3,257 which is recorded as a deferred option premium at January 31, 2000; these agreements are being marked to market and did not have a material impact on the results of operations of the company
from the date of execution through January 31, 2000.   The company
expects the bank to exercise its option to cancel the swap if fixed swap rates are lower on the cancellation date than 7.32%. If the option is not exercised on January 15, 2001, the interest rate swap will remain in effect, and the Company will continue to pay interest on the $150,000 notional amount of the swap at variable rates based on LIBOR through July 15, 2009. If the option is not exercised, the swap would have the effect of converting $150,000 of debentures to variable rates at 56 basis points above six-month LIBOR. In this case, excluding the impact of any acquisitions during the upcoming year, the company would have approximately 45% of debt at floating interest rates at January 31, 2001 as compared to the Company's objective of approximately 50%.

Notes payable to insurance companies are due in quarterly and semiannual installments from June 1998 through September 2005. Restrictive covenants of these notes include the maintenance of minimum working capital and certain key ratios as well as a limitation on the payment of dividends and the repurchase of Company stock. Under the most restrictive covenants, future dividends and purchases of Company stock are limited to $29,929 plus 45% of net earnings after January 31, 2000, excluding gains and losses on the disposal of capital assets.

NOTE 7.  RETIREMENT BENEFITS:

Various contributory and noncontributory retirement plans cover substantially all domestic and certain foreign employees. Total retirement benefits expense included the following:

------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                  2000        1999        1998
------------------------------------------------------------------------------
Single-employer defined benefit plans          $(4,037)    $(4,443)    $(7,756)

Multi-employer plan                                233         585       1,426
Defined contribution plans                       2,612       3,731       4,153
                                               -------     -------     -------
Total retirement benefits expense/(credit)      (1,192)       (127)     (2,177)
                                               -------     -------     -------

SINGLE-EMPLOYER DEFINED BENEFIT PLANS. Summarized information on the Company's single-employer defined benefit plans is as follows:

------------------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                              2000        1999        1998
------------------------------------------------------------------------------------------
Components of Net Periodic Pension Credit:
   Current Service Cost                                    $ 2,019    $  2,649    $  2,085

   Interest cost on projected benefit obligation             3,510       4,591       4,456

   Assumed return on assets                                 (9,578)    (11,637)    (10,576)

   Amortization of transition asset and
      prior service costs                                       12         (46)     (3,721)
                                                           -------    --------    --------
   Net pension (credit)                                    $(4,037)   $ (4,443)   $ (7,756)
                                                           =======    ========    ========

Weighted average key actuarial assumptions:
   Discount rate                                              7.5%        7.5%        8.0%
   Long-term rate of return on plan assets                    8.0%        8.0%        8.0%
   Compensation increases                                     4.5%        4.5%        5.0%

------------------------------------------------------------------------------------------
Year-end amounts                                                          2000        1999
------------------------------------------------------------------------------------------
Reconciliation of funded status to prepaid pension cost:
   Funded Status - Plan assets in excess of
      projected benefit obligation                                    $138,275    $113,729
   Unamortized prior service costs                                         568         (15)
   Unrecognized actuarial gains                                        (49,342)    (29,303)
                                                                      --------    --------
   Prepaid pension costs included in other assets                     $ 89,501    $ 84,411
                                                                      ========    ========

Change in Projected Benefit Obligation:
   Projected benefit obligation, beginning of year                    $ 63,879     $62,612
   Service cost                                                          2,019       2,649
   Interest cost                                                         3,510       4,591
   Employee contributions                                                 (302)       (356)
   Plan amendments                                                         595           -
   Actuarial gain / (loss)                                                (170)       (259)
   Benefits paid                                                        (3,720)     (5,358)
                                                                      --------    --------
   Projected benefit obligation, end of year                          $ 65,811    $ 63,879
                                                                      ========    ========

Change in Plan Assets:
   Fair market value, beginning of year                               $177,607    $170,256
   Actual return on plan assets                                         29,447      12,286
   Employer contributions                                                  450          67
   Employee contributions                                                  302         356
   Benefits paid                                                        (3,720)     (5,358)
                                                                      --------    --------
   Fair market value, end of year                                     $204,086    $177,607
                                                                      ========    ========

Plan assets consist primarily of marketable equity securities, U.S. Government obligations, corporate debt obligations and short-term marketable debt securities.

MULTI-EMPLOYER DEFINED BENEFIT PLAN. One of the Company's subsidiaries makes contributions to a multi-employer defined benefit plan on behalf of certain employees. The plan administrator estimates that if the Company were to withdraw from the plan, its potential liability for unfunded plan benefits would be approximately $3.2 million as of December 31, 1998, the date of the most recent actuarial valuation report.

OTHER. The Company provides health care insurance benefits to certain employees upon retirement, with the majority of the cost paid by employee contributions. The annual costs of these benefits in the Transition Period, 1999 and 1998 and the accrued benefits at January 31, 2000 and April 30, 1999 were not significant.

NOTE 8.  STOCK PLANS:
The amended Restricted Stock Compensation Plan of 1969 and the Corporate Development Incentive Plan of 1986 provide for the granting of common stock to key employees as performance and incentive bonuses. The shares granted may not be transferred, sold, pledged or otherwise disposed of prior to the lapse of certain restrictions. Under the plans, $700 was charged to earnings for the Transition Period ($1,400 for 1999, and $2,129 for 1998). At January 31, 2000 there were 213,096 shares available to be granted under these plans to qualified employees.

Options to purchase common stock have been granted to key employees under various plans at option prices not less than the fair market value on the date of the grant. At January 31, 2000, 178 officers and other key employees held options to purchase shares. The options expire 10 years after grant on dates ranging from June 2000 to August 2009 and are exercisable in cumulative installments only after stated intervals of time and are conditional upon active employment, except for periods following disability or retirement.

The Company uses the intrinsic value method in accounting for its stock option plans. Had compensation cost for the Company's stock options been recognized based upon the fair value on the grant date under the methodology prescribed by SFAS 123, "Accounting for Stock-based Compensation," the Company's net earnings and earnings per share for the nine months ended January 31, 2000 and the years ended April 30, 1999, and 1998 would have been impacted as follows:

------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                  2000        1999        1998
------------------------------------------------------------------------------
Reported net earnings                          $41,000      $1,953     $50,134
Pro forma net earnings                         $39,250      $  613     $49,219

Reported diluted earnings per share            $  1.48      $  .07     $  1.85
Pro forma diluted earnings per share           $  1.42      $  .02     $  1.82

The fair value of options granted (which is recorded as expense over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                  2000        1999        1998
------------------------------------------------------------------------------
Expected option life                           5 YEARS     5 years     5 years

Risk-free interest rate                          5.6%        5.1%        5.8%
                                               to 5.8%     to 5.6%     to 6.6%
Expected volatility of
      Kellwood stock                               36%         34%         35%

Expected dividend yield
      on Kellwood stock                           2.7%        2.0%        2.5%

The weighted-average grant date fair value of options granted was $6.93 to $7.32 for the Transition Period, $8.33 to $10.82 for 1999, and $8.42 to $11.36 for 1998. The pro forma effect on net earnings for the Transition Period, 1999 and 1998 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation related to grants made prior to 1996. Presented below is a summary of stock option plans' activity for the years and as of the dates shown:

---------------------------------------------------------------------------------------------------------------------
Fiscal period ended in,                    2000                          1999                          1998
                                 ------------------------      ------------------------      ------------------------
                                                  Average                       Average                       Average
                                                 Exercise                      Exercise                      Exercise
                                   Options          Price        Options          Price        Options          Price
---------------------------------------------------------------------------------------------------------------------
Beginning Balance                1,982,132         $22.34      1,796,911         $19.57      1,931,765         $16.59
      Granted                      533,604         $23.66        339,950         $32.18        377,800         $26.40
      Exercised                   (107,834)        $ 9.07       (151,829)        $11.69       (429,755)        $14.45
      Canceled                     (28,210)        $25.87         (2,900)        $22.26        (82,899)        $ 7.80
                                 ---------                     ---------                     ---------
Ending Balance                   2,379,692         $22.63      1,982,132         $22.34      1,796,911         $19.57
                                 =========                     ---------                     ---------

Options outstanding and exercisable at January 31, 2000 include the following:

------------------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding                            Options exercisable
                                             ---------------------------------                   -----------------------
                                              Weighted    Weighted                               Weighted
                                               Average     Average                                Average
Range of                                     Remaining      Number    Exercise                     Number       Exercise
Prices                                            Life     (000's)       Price                    (000's)          Price
------------------------------------------------------------------------------------------------------------------------
$ 6.04 - 9.92                                  1 years        15.9      $ 7.39                       15.9         $ 7.39
$12.29 - 12.75                                 1 years        46.0      $12.35                       46.0         $12.35
$16.13 - 19.96                                 5 years       635.3      $17.78                      483.1         $18.30
$20.31 - 27.44                                 7 years     1,312.9      $22.75                      589.0         $21.49
$32.28 - 36.00                                 8 years       369.6      $32.51                       87.5         $32.85
                                                           -------                                -------
$ 6.04 - 36.00                                 7 years     2,379.7      $22.63                    1,221.5         $20.51
                                                           =======                                =======

NOTE 9.  CAPITAL STOCK:

The reported outstanding shares of common stock have been reduced by treasury stock totaling 5,300,655 shares at January 31, 2000 (3,589,395 at April 30, 1999, and 3,575,572 at April 30, 1998).

Warrants for the right to purchase Koret common stock equivalent to approximately 364,000 shares of Kellwood Company common stock were issued on June 30, 1992. These warrants were exercised in April 1999 at an aggregate price of $550.

Authorized capital includes 500,000 shares of preferred stock, none of which have been issued. Nonvoting share purchase rights, exercisable only upon satisfaction of certain conditions, entitle the holder to purchase Series A Junior Preferred Stock (160,000 shares reserved) or, under certain conditions, common shares at prices specified in the rights agreement. None of the rights were exercisable as of January 31, 2000.

On November 23, 1999 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.8 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Pursuant to this authorization, on December 9, 1999 the Company purchased 1.68 million shares through a privately negotiated transaction with an institutional holder at $18.00 per share, which was below the market price. Additionally, during February 2000 the Company purchased 1.11 million shares in open market transactions at an average price of $16.32 per share.

On March 2, 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As of March 28, 2000, the Company had purchased 1.17 million shares pursuant to this authorization at an average cost of $17.07 per share. As discussed in Note 6, certain debt covenants may limit purchases under this authorization.


NOTE 10.  INCOME TAXES:

The provision for income taxes consisted of:

------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                  2000        1999        1998
------------------------------------------------------------------------------
Current:
      Domestic:
            Federal                            $13,708     $33,508     $31,144
            State                                2,184       6,873       5,677
      Foreign                                    1,378       1,609       2,710
                                               -------     -------     -------
                                                17,270      41,990      39,531
Deferred (primarily federal)                    10,330      (4,790)     (2,031)
                                               -------     -------     -------
                                               $27,600     $37,200     $37,500
                                               =======     =======     =======

Current income taxes are the amounts payable under the respective tax regulations on each year's earnings and on foreign earnings remitted during the year. A reconciliation of the federal statutory income tax rate to the effective tax rate (provision for taxes) was as follows:

-------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                   2000        1999        1998
-------------------------------------------------------------------------------
Statutory rate                                    35.0%       35.0%       35.0%
Foreign tax differences                            1.7        (1.7)       (1.8)
Amortization of intangible assets                  1.4         3.6         3.9
State tax                                          2.3         5.0         4.0
Unusual items                                        -        53.9           -
Other                                             (0.2)       (0.8)        1.7
                                                  ----        ----        ----
                                                  40.2%       95.0%       42.8%
                                                  ====        ====        ====

Deferred income tax liabilities and assets consisted of the following:

-------------------------------------------------------------------------------
Fiscal period (Note 1) ended in,                   2000        1999        1998
-------------------------------------------------------------------------------
Employee related costs                         $ 26,837    $ 24,629    $ 22,976
Depreciation and amortization                     6,828       7,016       7,955
Allowance for asset valuations                  (18,391)    (21,600)    (20,754)
Other                                            (1,357)     (6,458)     (1,800)
                                               --------    --------    --------
                                               $ 13,917    $  3,587    $  8,377
                                               ========    ========    ========

Included in:
     (Prepaid taxes and expenses)              $(28,344)   $(35,563)   $(31,308)
     Deferred income taxes and other             42,261      39,150      39,685
                                               --------    --------    --------
                                               $ 13,917    $  3,587    $  8,377
                                               ========    ========    ========

Earnings before income taxes included $15,809, $15,368 and $10,773 of Smart Shirts, Ltd. earnings in the Transition Period, 1999 and 1998 respectively.

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad. Undistributed foreign earnings considered to be indefinitely reinvested abroad totaled $45,000 through January 31, 2000.

NOTE 11.  EARNINGS PER SHARE

A reconciliation of basic earnings per common share and diluted earnings per common share follows:

---------------------------------------------------------------------------------------
Basic Earnings Per Share Computation              2000<F*>        1999             1998
---------------------------------------------------------------------------------------
Numerator:
      Net earnings                             $41,000<F*>     $ 1,953<F**>     $50,134

Denominator (000's):
      Average common
            shares outstanding                  27,505          26,765           26,096
                                               -------         -------          -------
Basic Earnings Per Share                       $  1.49<F*>     $   .07          $  1.92
                                               =======         =======          =======

----------------------------------------------------------------------------------
Diluted Earnings Per Share Computation            2000<F*>      1999          1998
----------------------------------------------------------------------------------
Numerator:
      Net earnings                             $41,000<F*>   $ 1,953<F**>  $50,134
      Impact of assumed conversions:
      debenture interest after-tax                  14            27            37
                                               -------       -------       -------
                                               $41,014<F*>   $ 1,980       $50,171
                                               -------       -------       -------

Denominator (000's):
      Average common
            shares outstanding                  27,505        26,765        26,096
      Impact of debenture conversions               43            75            93
      Impact of stock options                      200           765           926
                                               -------       -------       -------
                                                27,748        27,605        27,115
                                               -------       -------       -------
Diluted Earnings Per Share                     $  1.48<F*>   $   .07       $  1.85
                                               =======       =======       =======

<F*> - Nine-month transition period (see Note 1).

<F**> - 1999 Net earnings and Earnings per share are net of unusual charges for merger costs, facilities shut-down, and goodwill impairment totaling $62,338 (pretax)

NOTE 12.  SIGNIFICANT CUSTOMERS:
During the nine-month period ended January 31, 2000 one customer (J. C. Penney Company, Inc.) accounted for 11.2% of the Company's consolidated net sales (as compared to 10.1% in the comparable period in the prior year). Accounts receivable included $33,548 due from this customer at January 31, 2000. No single customer provided 10% or more of consolidated net sales in either of the fiscal years ended April 30, 1999 or April 30, 1998.


NOTE 13.  COMMITMENTS AND CONTINGENCIES:
There are various lawsuits and other legal proceedings against the Company. Management and general counsel are of the opinion that the ultimate disposition of such litigation will have no material adverse effect on the Company's financial position or results of operations.


NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

------------------------------------------------------------------------------------------------------
Quarter ended                                     July        October        January             April
------------------------------------------------------------------------------------------------------
TRANSITION PERIOD:
      Net sales                               $470,575       $633,456       $461,230
      Gross profit                             100,716        137,799         89,063
      Net earnings                               9,557         26,066          5,377<F1>
      Earnings per share - Basic                   .34            .94            .20
      Earnings per share - Diluted                 .34            .93            .20

FISCAL 1999:
      Net sales                               $483,283       $600,540       $438,880          $628,444
      Gross profit                              98,462        132,542         91,369           143,493
      Net earnings                               8,652         22,352          1,960<F2>       (31,011)<F3>
      Earnings per share - Basic                   .33            .83            .07             (1.13)
      Earnings per share - Diluted                 .32            .82            .07             (1.13)

<F1> Other income for the year and for the quarter ended January 31,
     2000 included $1,968 (pretax; $1,181 after-tax) of unusual non-recurring financial items including a gain on the sale of a building.

<F2> January quarter 1999 Net earnings include the impact of Merger costs (pretax) of $1,112.

<F3> April quarter 1999 Net earnings include the impact of Merger costs
     (pretax) of $5,289, as well as provisions for facilities shut-down of $6.8 million and goodwill impairment of $48.9 million, respectively.

NOTE 15.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are organized by product line. For purposes of SFAS 131, these have been aggregated into the following five reportable segments:

     * WOMEN'S BRANDED SPORTSWEAR: POPULAR-TO-MODERATE, which includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, skorts, and other bottoms with "out the door" prices below $50.

     * WOMEN'S BRANDED SPORTSWEAR: BETTER-TO-BRIDGE, which includes upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses.

     * PRIVATE LABEL APPAREL, which covers a broad range of product from intimate apparel and loungewear to outerwear, activewear, pants and jeans, workwear and sweaters. The Private Label business partners with retailers in the design and delivery of floor ready merchandise and programs to meet targeted price points.

     * SMART SHIRTS, which is a leading manufacturer of woven dress and sport shirts in Hong Kong and China, with additional capacity in Sri Lanka, Maldives, Indonesia and Singapore.

     * RECREATION PRODUCTS. American Recreation Products is a leading company in the camping products industry. Major products include tents, sleeping bags, backpacks and technical apparel and accessories under the Wenzel(R), ROKK(R), Slumberjack(R), Kelty(R) and Sierra Designs(R) brands.

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment Operating Earnings includes substantially all of the segment's costs of production (on a FIFO basis), distribution and administration. Kellwood manages the following expenses at the corporate level. Accordingly, they are not allocated to the Segments:

     *    Corporate general and administrative expenses,

     *    Amortization of intangible assets,

     * Merger and acquisition costs, including costs of the Koret merger,

     * Provisions for facilities shut-down (primarily plants serving the Private Label segment),

     * Provision for goodwill impairment (which pertained to the goodwill of businesses in the Better-to-bridge (70%) and Popular-to-moderate (30%) segments, and

     *    Interest income and expense, and Income taxes.

Segment net assets measures net working capital, net fixed assets and other noncurrent operating assets and liabilities of the segment. Depreciation and amortization excludes amortization of intangible assets accounted for at the corporate level. Debt is not allocated to the segments. Capital expenditures exclude the cost of long lived assets included in acquisitions accounted for under purchase accounting.

------------------------------------------------------------------------------------
Fiscal period (Note 1) ended in:                  2000           1999           1998
------------------------------------------------------------------------------------
Net Sales:
      Popular-to-Moderate                   $  992,893     $1,381,688     $1,296,100
      Better-to-Bridge                         104,246        167,279        197,991
      Private Label Apparel                    203,728        255,939        289,199
      Smart Shirts                             168,620        202,662        173,284
      Recreation Products                       95,774        143,579        137,815
                                            ----------     ----------     ----------
      Kellwood total                        $1,565,261     $2,151,147     $2,094,389
                                            ==========     ==========     ==========

Operating earnings:
      Popular-to-Moderate                   $   70,797     $  123,197     $  105,202
      Better-to-Bridge                          (1,442)         4,485          5,381
      Private Label Apparel                     17,582         28,129         34,244
      Smart Shirts                              18,249         16,634         14,759
      Recreation Products                        4,835         11,504         10,515
                                            ----------     ----------     ----------
      Total segments                           110,021        183,949        170,101
Amortization of Intangible assets               (4,865)       (15,855)       (16,562)
Interest expense                               (22,654)       (33,883)       (35,142)
Impairment, restructuring, & merger                  -        (62,338)            --
General corporate and other                    (13,902)       (32,720)       (30,763)
                                            ----------     ----------     ----------
Earnings before income taxes                $   68,600     $   39,153     $   87,634
                                            ==========     ==========     ==========

------------------------------------------------------------------------------
Fiscal period (Note 1) ended in:                  2000        1999        1998
------------------------------------------------------------------------------
Net Assets at end of year:
      Popular-to-Moderate                     $438,605    $485,615    $510,368
      Better-to-Bridge                          36,811      51,843      82,572
      Private Label Apparel                    126,646     106,910      96,303
      Smart Shirts                              71,396      66,152      75,541
      Recreation Products                       53,663      51,364      54,266
      Corporate and Other                       80,303      22,429      24,307
                                              --------    --------    --------
      Kellwood total                          $807,424    $784,314    $843,357
                                              ========    ========    ========

Capital expenditures:
      Popular-to-Moderate                     $  4,270    $ 13,008    $  8,407
      Better-to-Bridge                           1,050       4,803       1,343
      Private Label Apparel                      4,111      21,659       7,361
      Smart Shirts                               3,571       2,829       3,314
      Recreation Products                          524         666         431
      Corporate and Other                        9,293       8,507         784
                                              --------    --------    --------
      Kellwood total                          $ 22,819    $ 51,472    $ 21,640
                                              ========    ========    ========

Depreciation expense:
      Popular-to-Moderate                     $  4,804    $  5,699    $  5,169
      Better-to-Bridge                           1,283       1,769       2,190
      Private Label Apparel                      4,958       4,822       4,492
      Smart Shirts                               2,028       3,350       3,117
      Recreation Products                          508         612         604
      Corporate and Other                          660       1,251       1,593
                                              --------    --------    --------
      Kellwood total                          $ 14,241    $ 17,503    $ 17,165
                                              ========    ========    ========

Substantially all sales are to U.S. customers. Sales and transfers between segments were not significant. Substantially all of the assets of Smart Shirts are located in Asia.


NOTE 16.  COMPARATIVE RESULTS (UNAUDITED):

In August 1999 the Company changed its fiscal year-end from April 30 to January 31. This change resulted in a short fiscal year covering the nine month transition period from May 1, 1999 to January 31, 2000. The following unaudited consolidated financial information for the nine months ended January 31, 1999 is presented to provide comparative interim results to those for the nine months ended January 31, 2000 which are included in the accompanying Consolidated Statement of
Earnings:

------------------------------------------------------------------
Nine months ended January 31,                     2000        1999
                                               AUDITED   Unaudited
------------------------------------------------------------------
      Net Sales                             $1,565,261  $1,522,703

      Gross Profit                             327,578     322,373

      Earnings before income taxes              68,600      56,673

      Income taxes                              27,600      23,709
                                            ----------  ----------
      Net Income                            $   41,000  $   32,964
                                            ==========  ----------

      Earnings per share - diluted          $     1.48  $     1.20
                                            ==========  ----------

KELLWOOD COMPANY AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share data)


-------------------------------------------------------------------------------------------------------------------
                                                  2000           1999            1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Period ended or as of                        1/31/2000      4/30/1999       4/30/1998      4/30/1997      4/30/1996

Net sales                                   $1,565,261<F*> $2,151,147      $2,094,389     $1,787,530     $1,741,799

Net earnings                                    41,000<F*>      1,953<F**>     50,134         34,558         31,857

Earnings per share:
      Basic                                       1.49<F*>        .07<F**>       1.92           1.34           1.24
      Diluted                                     1.48<F*>        .07<F**>       1.85           1.29           1.20

Cash dividends declared
   per share                                       .48<F*>        .64             .64            .60            .60

Working capital                                576,120        465,535         454,625        279,036        278,710

Total assets                                 1,097,853      1,054,212       1,103,890        956,368        886,690

Long-term debt                                 346,479        227,659         252,508        122,980        149,328

Total debt                                     361,554        338,126         413,697        303,096        302,168

Shareowners' Equity                            445,870        446,188         429,660        386,257        366,722

Equity per Share                                 17.04          16.09           16.32          15.00          14.19

<F*>  - Nine Months.

<F**> - 1999 Net earnings and earnings per share are net of unusual charges for merger costs, facilities shut-down, and goodwill impairment totaling $62,338 (pretax)

All data have been adjusted to reflect the 1999 merger with Koret, Inc which was accounted for as a pooling of interests.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT AS OF JANUARY 31, 2000

Raymond F. Bentele, Age 63
--------------------------

Director of the Company since 1993. Director, Mallinckrodt Inc. (manufacturer of medical products), since 1990. Director, IMC Global, Inc. (food crop mineral nutrients), since 1994. Director, Leggett & Platt, Inc. (manufacturer of engineered products for the home and commercial furnishings industry), since 1995.

Edward S. Bottum, Age 66
------------------------

Director of the Company since 1981. Managing Director, Chase Franklin Corporation (broker dealer), since 1991. Trustee, The Time Horizon Funds (mutual funds family), 1995 to 1999. Chairman, Learning Insights, Inc. (publisher of interactive multimedia training products), since 1996. Trustee, Pacific Innovations Trust (mutual fund for variable annuities), 1996 to 2000. Director, CNA Income Shares, Inc. (closed end fixed income fund), since 1999. Director, Alleghany Asset Management, Inc. (asset manager), since 1999. Director, PetMed Express.com, Inc. (catalog and web distributor of pet pharmaceuticals and accessories), since 1999. Director, Pacific Horizon Fund (mutual fund family), 1998 to 1999. Senior Advisor, American International Group (AIG) (commercial insurance), since 1994.

Kitty G. Dickerson, Ph.D., Age 59
---------------------------------

Director of the Company since 1991. Professor and Chair of the Department of Textile and Apparel Management, University of Missouri, Columbia, Missouri from 1986 to Present. President, International Textile and Apparel Association, 1990-1991.

Leonard A. Genovese, Age 65
---------------------------

Director of the Company since 1995. President, Genovese Drug Stores, Inc. 1974 to 1999. Chairman of the Board of Genovese Drug Stores, Inc. (retail chain drug stores), 1978 to 1999. Director of Eckerd Drug Corp. since 1999. Director, TR Financial Corp. (banking), 1993 to 1999. Director, Aid Auto Stores, Inc. (automotive parts supply), 1995 to 1998. Director, The Stephan Company (hair care), since 1997. Director, Roslyn Bancorp Inc. (banking), since February, 1999.

Martin J. Granoff, Age 63
-------------------------

Director of the Company since 1999. Chairman of Val d'or Inc. (men's and women's knitwear), since 1959. Chairman and Chief Executive Officer of Koret, Inc., 1997 to 1999. Chairman of the American Apparel Manufacturer's Association, 1998 to 1999. Director, National Textiles (spinning and knitting), since 1997. Director, Manive Investment, LLC (biotechnology), since 1998.

Jerry M. Hunter, Age 47
-----------------------

Director of the Company since 1994. Partner at Bryan Cave (law firm) from December 1993 to present.

James C. Jacobsen, Age 64
-------------------------

Director of the Company since 1975.  Vice Chairman since 1994.

James S. Marcus, Age 70
-----------------------

Director of the Company since 1965. Limited Partner, The Goldman Sachs Group, L.P. (investment bankers), 1989 to 1999. Director of American Biltrite, Inc. (industrial flooring products and fashion jewelry). Director, Insight Communications Company, since 1999.

William J. McKenna, Age 72
--------------------------

Director of the Company since 1982. Chairman Emeritus of the Company since 1999. Chairman of the Board of the Company, 1991 to 1999. Chairman and Chief Executive Officer from 1994 to 1997. Chairman, President and Chief Executive Officer from 1991 to 1994. Chief Executive Officer since 1984. President from 1982 to 1994. Director of Genovese Drug Stores, Inc. from 1979 to 1999. Director of United Missouri Bancshares, Inc. since 1984.

Hal J. Upbin, Age 61
--------------------

Director of the Company since 1995. Chairman of the Board, President and Chief Executive Officer since 1999. Chief Executive Officer of the Company since 1997. President and Chief Operating Officer of the
Company from 1994 to 1997.


(b)  EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JANUARY 31, 2000

Name of Officer         Age    Office and Employment During the Last Five Fiscal Years
---------------         ---    ---------------------------------------------------------
Hal J. Upbin             61    Chairman of the Board, President and Chief Executive
                               Officer since 1999; President and Chief Executive Officer
                               (1997-1999); President and Chief Operating Officer
                               (1994-1997)

James C. Jacobsen        64    Vice Chairman since 1994;

Enoch Harding, Jr.       68    Executive Vice President Operations since 1995;

W. Lee Capps III         52    Vice President Corporate Development since 1998;
                               Director of Corporate Development (1996-1998);
                               Chief Financial Officer of American Recreation Products,
                               Inc. (subsidiary) (1987-1996).

Gerald M. Chaney         53    Vice President Finance and Chief Financial Officer since
                               1998; Executive Vice President of Administration and
                               Chief Financial Officer, Petrie Retail, Inc. (1996-1998);
                               Executive Vice President and Chief Operating Officer,
                               Canadians Corp. (1995-1996); Executive Vice President
                               Operations and Chief Financial Officer, Crystal Brands
                               (1985-1995)

John R. Henderson        51    Vice President Merchandising since 1995;
                               Director of Merchandising (1993-1995);

Lawrence E. Hummel       57    Vice President Controller since 1992;

Roger D. Joseph          58    Vice President Treasurer since 1992;

Leon M. McWhite          57    Vice President Human Resources since 1995;
                               Vice President (1994-1995)

Thomas H. Pollihan       50    Vice President, Secretary and General Counsel since 1993

John A. Turnage          54    Vice President Manufacturing since 1997;
                               Vice President Manufacturing and Sourcing (1989-1997)

(c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

(d) There are no family relationships between the directors and executive officers listed above. There are no arrangements or understandings between any named officer and any other person pursuant to which such person was selected as an officer.

(e)  Provided in (a) and (b) above.

(f) There are no legal proceedings involving directors, nominees for directors, or officers.

(g) The information called for with respect to this item is not applicable to the registrant.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission, the New York Stock Exchange and the Company.

     Based solely upon a review of these reports and written representations that no additional reports were required to be filed in the Transition Period, the Company believes that all reports were filed on a timely basis, with the exception of Fred W. Wenzel, Advisory Director and Chairman Emeritus, who filed a Form 4 subsequent to the deadline.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows the amount of all compensation earned for services in all capacities to the Company for the last three fiscal years for (i) the Chief Executive Officer, (ii) the other four most highly paid executive officers, and (iii) an additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the fiscal year (the "Named Officers") at January 31, 2000.

                                                      SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                            ---------------------------------------
                                             Annual Compensation                      Awards             Payouts
                                     -------------------------------------  -------------------------  ------------
      (a)                   (b)         (c)          (d)          (e)              (f)          (g)        (h)            (i)
   Name and                                                   Other Annual     Restricted                             All Other
   Principal                                                 Compensation         Stock       Options      LTIP       Compensation
   Position                Year      Salary ($)   Bonus ($)       ($)       Award(s) ($)<F1>    (#)     Payouts ($)     ($) <F2>
   --------                ----      ----------   ---------       ---       ----------------    ---    ------------     --------

Hal J. Upbin
Chairman, President
And Chief Executive
Officer<F3>                2000<F*>    $662,500           0        0                   0       47,000       0           $2,290<F4>
                           1999         725,000    $500,000        0             278,662       50,000       0            4,608<F4>
                           1998         570,833     400,000        0             343,332       79,000       0            4,608<F4>

William J. McKenna
Director <F5>              2000<F*>    $525,000           0        0                   0       47,000       0           10,762<F6>
                           1999         900,000    $590,000        0            $229,345       61,900       0          $17,482<F7>
                           1998         900,000     450,000        0             582,384       76,000       0          969,478<F8>

Enoch Harding, Jr.
Executive
Vice President
Operations <F9>            2000<F*>    $301,333           0        0                   0       13,000       0           $2,835<F4>
                           1999         360,000    $375,000        0            $113,248       13,600       0            4,550<F4>
                           1998         327,000     350,000        0             144,804       16,000       0            4,992<F4>

James C. Jacobsen
Vice Chairman
and Director               2000<F*>    $288,750           0        0                   0       20,000       0           $2,693<F4>
                           1999         370,000    $188,100        0            $128,223       18,200       0            4,608<F4>
                           1998         370,000     175,000        0             198,660       23,000       0            4,474<F4>

Gerald M. Chaney
Vice President Finance
And Chief Financial<F10>
Officer                    2000<F*>    $232,500           0        0                   0       11,000       0           $5,575<F4>
                           1999         110,385      67,800        0                   0            0       0                0

John R. Henderson
Vice President
Merchandising              2000<F*>    $195,133           0        0                   0                    0           $3,458<F4>
                           1999         250,000    $104,300        0             $46,875        9,800       0            4,762<F4>
                           1998         240,000      60,000        0              64,020       10,000       0            4,963<F4>


------------------
<F*>  This refers to the Transition Period of May 1, 1999 through January 31,
      2000.

<F1>  The Corporate Development Incentive Plan which provides a restricted stock award contingent on the achievement of predetermined performance criteria based on the Company's fiscal year performance, vests over a three-year period. Dividends are paid on the restricted stock. The amounts shown in the table represent the dollar value based on the stock price at the award date. The restricted awards attributable to the Named Executives for prior fiscal years and in escrow as of January 31, 2000, which are still subject to restrictions under the Corporate Development Incentive Plan, valued at the closing price of $17.625 on January 31, 2000, are as follows: H. J. Upbin, 16,930 shares at $298,391; E. Harding, Jr., 7,354 shares at $129,614; J. C. Jacobsen, 9,425 shares at $166,116, and J. R. Henderson, 3,200 shares at $56,400. William J. McKenna and Gerald M. Chaney did not hold any shares in escrow as of January 31, 2000.

<F2>  Excludes income accrued for Executive Deferred Compensation Plan because at prime plus 1% it is not above market rate.

<F3>  H. J. Upbin has a contract of employment through January 31, 2004.
      Effective December 1, 1999, his salary was increased to $1,000,000.

<F4>  Employer matching 401(k) plan contribution.



<F5>  W. J. McKenna was also Chairman until November 30, 1999.  He has a consulting contract to serve in an advisory capacity through November 30, 2001.

<F6>  W. J. McKenna retired from Kellwood Company on November 30, 1999 and received his final payment from the Kellwood Company Pension Plan.

<F7>  W.J. McKenna received a lump sum payment under the required minimum distribution rules of the Kellwood Company Pension Plan for his 16.9 years of service. This number includes $12,874 lump sum payable April 1, 1999 and $4,608 employer matching 401(k) plan contribution.

<F8>  At the age of 70-1/2, W. J. McKenna was eligible for a lump sum payment under the required minimum distribution rules of the Kellwood Company Pension Plan for his 15.9 years of service. This number includes $964,870 lump sum payable April 1, 1998 and $4,608 employer matching 401(k) plan contribution.

<F9>  By agreement with the Company, E. Harding will be paid a deferred compensation benefit under a straight-life annuity of $1,032 per month upon retirement, continuing during his lifetime.

<F10> G.M. Chaney became employed by the Company on December 21, 1998.

The following two tables contain information covering stock options granted during the transitional fiscal year ended January 31, 2000, to the Named Officers and the number and value of unexercised stock options held by those officers at the end of the last fiscal year. No SARs were granted in conjunction with the options.


                                                   OPTION GRANTS TABLE

                                    OPTION GRANTS DURING TRANSITIONAL 2000 FISCAL YEAR


                                           Individual Grants
                                           -----------------                                   Potential Realizable Value
                                                                                               at Assumed Annual Rates of
                                              % of Total                                        Stock Price Appreciation
                                                Options                                              for Option Term
                                              Granted to       Exercise or                           ---------------
                               Options       Employees in       Base Price
       Name                  Granted (#)    Fiscal Year<F1>     ($/Share)    Expiration Date      5% ($)         10% ($)
       ----                  -----------    ---------------     ---------    ---------------      ------         -------

William J. McKenna             47,000            8.91            $23.68         05/27/09        $699,935      $1,773,772

Hal J. Upbin                   43,500            8.25             23.68         05/27/09         647,812       1,641,683
                                3,500             .66             23.68         05/27/09          52,123         132,089
                               ------            ----                                           --------      ----------
                               47,000            8.91                                            699,935       1,773,772
                               ======            ====                                           ========      ==========

Enoch Harding, Jr.              8,000            1.52             23.68         05/27/09         119,138         301,919
                                5,000             .95             23.68         05/27/09          74,461         188,699
                               ------            ----                                           --------      ----------
                               13,000            2.47                                            193,599         490,618
                               ======            ====                                           ========      ==========

James C. Jacobsen              15,600            2.96             23.68         05/27/09         232,319         588,741
                                4,400             .83             23.68         05/27/09          65,526         166,055
                               ------            ----                                           --------      ----------
                               20,000            3.79                                            297,845         754,796
                               ======            ====                                           ========      ==========

John R. Henderson               4,500             .85             23.68         05/27/09          67,015         169,829
                                1,500             .29             23.68         05/27/09          22,338          56,610
                               ------            ----                                           --------      ----------
                                6,000            1.14                                             89,353         226,439
                               ======            ====                                           ========      ==========

Gerald M. Chaney                7,000            1.33             23.68         05/27/09         104,246         264,179
                                4,000             .76             23.68         05/27/09          59,569         150,959
                               ------            ----                                           --------      ----------
                               11,000            2.09                                            163,815         415,138
                               ======            ====                                           ========      ==========


-------------------
<F1> Total options granted during transitional fiscal year 2000 were 527,604 shares to the Named Officers and all other employees.

                                         OPTION EXERCISES IN TRANSITIONAL 2000 FISCAL YEAR
                                                 AND FY-END 1/31/00 VALUE TABLE


      (a)                            (b)                     (c)                       (d)                         (e)

                                                                                                           Value of Unexercised
                                                                                    Number of                  In-the-Money
                                                                                     Options                     Options
                                                                                  at FY-End (#)               at FY-End ($)
                                                                                     01/31/00                    01/31/00

                              Shares Acquired on
      Name                       Exercise (#)         Value Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable
      ----                       ------------         ------------------    -------------------------    -------------------------

William J. McKenna                    0                       0                 351,181 / 203,766            74,755 / 76,827

Hal J. Upbin                          0                       0                 137,036 / 157,024            45,134 / 30,089

Enoch Harding, Jr.                    0                       0                  20,920 / 44,880              7,602 / 15,204

James C. Jacobsen                     0                       0                   1,590 / 67,660             36,110 / 24,073

John R. Henderson                     0                       0                  26,560 / 26,240             10,860 / 7,240

Gerald M. Chaney                      0                       0                       0 / 11,000                  0 / 0



                        RETIREMENT PROGRAM

PENSION PLAN

     The Kellwood Company Pension Plan is a defined benefit plan covering a substantial number of all domestic employees of the Company and its subsidiaries. The basic annual pension benefit under the Plan for service after April 30, 1989 is equal to 12 times 0.5% of average monthly earnings times credited service after April 30, 1989, plus 12 times 0.5% of average monthly earnings, in excess of covered compensation, multiplied by years of credited service commencing on or after May 1, 1989 up to 35 years. Covered compensation is defined as the average social security wage base for the 35 years before an employee reaches social security retirement age. Average monthly earnings under the Plan is the average of an employee's monthly earnings defined under the Plan paid during the highest five consecutive full calendar years within an employee's credited service. The amount of final benefits is not and cannot readily be calculated for each individual by the Plan's regular actuaries.

     Plan participants as of April 30, 1989, who continued as employees after April 30, 1989, will receive their accrued benefits as of April 30, 1989 plus benefits earned after that date. For employees earning $150,000 per year or more, an amended accrued monthly benefit as of April 30, 1994 was calculated. The amended accrued monthly benefits at April 30, 1994 for the persons listed in the Summary Compensation Table other than W. J. McKenna were as follows: H. J. Upbin, President and Chief Operating Officer, $615.06; E. Harding, Jr., Executive Vice President Operations, $1,766.95; J. C. Jacobsen, Vice Chairman, $5,560.28; and John R. Henderson, Vice President Merchandising, $245.79. Upon retirement, Mr. Harding will also be paid during his lifetime a deferred compensation benefit under a straight-life annuity of $1,032 per month in recognition of his previous employment between 1972 and 1977. As of April 30, 1999, of the officers listed in the Summary Compensation Table, Mr. Upbin, Mr. Harding, Mr. Jacobsen and Mr. Henderson have approximately five years of credited service subsequent to May 1, 1994. The table below is indicative of annual benefits for service after April 30, 1989, using covered compensation for employees retiring at normal retirement age in calendar 2000. Benefits for employees who retire in subsequent years will be lower reflecting increases in the average social security wage base.

                                             PENSION PLAN TABLE

                                                            Years of Service
                                  --------------------------------------------------------------------
             Remuneration              5            10             15             20              30
             ------------             ---          ----           ----           ----            ----

     $   50,000                    $ 1,623       $ 3,245        $ 4,868        $ 6,490         $ 9,735
        100,000                      4,123         8,245         12,368         16,490          24,735
        125,000                      5,373        10,745         16,118         21,490          32,235
        150,000                      6,623        13,245         19,868         26,490          39,735
        170,000                      7,623        15,245         22,868         30,490          45,735
        200,000                      7,267        14,535         21,802         29,070          43,604
        250,000                      7,267        14,535         21,802         29,070          43,604
        350,000                      7,267        14,535         21,802         29,070          43,604
        500,000                      7,267        14,535         21,802         29,070          43,604
        750,000                      7,267        14,535         21,802         29,070          43,604
      1,000,000                      7,267        14,535         21,802         29,070          43,604
      1,300,000                      7,267        14,535         21,802         29,070          43,604

     Section 401(a)(17) of the Internal Revenue Code limits annual earnings for purposes of calculating benefits under Kellwood's pension plan to $170,000. Section 415 of the Internal Revenue Code limits annual benefits payable from the plan at age 65 to $130,000. However, benefits accrued prior to the enactment of these limitations were not reduced accordingly.

                     COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation for their services as directors. Non-employee directors were compensated for their services as the rate of $23,000 per annum. In addition, each non-employee director receives $1,000 for each Board Meeting and $1,000 for each Committee meeting attended, not to exceed $2,000 for any one day, and is reimbursed for expenses incurred in attending those meetings.

     Under the 1995 Stock Option Plan for Nonemployee Directors, each person who remains or becomes a Nonemployee Director of the Company is granted an option to purchase 1,000 shares of Common Stock on the first business day after the date of the first annual meeting to which the person was elected or remained a Nonemployee Director. The option price for each share granted to a Nonemployee Director is 100% of the fair market value of the shares subject to option on the date of the option grant. The option price may be paid by check or by the delivery of shares of Common Stock then owned by the participant. On May 28, 1998, the Board of Directors approved a grant of 100 shares of restricted common stock to each Nonemployee Director to be issued out of shares held in its treasury effective immediately following the Annual Meeting each year.

     Mr. William McKenna retired as an employee on November 30, 1999. A Consulting Agreement engages his services through November 30, 2001, in a consulting and advisory capacity at the annual rate of $200,000. Mr. McKenna continues to serve as a Director of the Company.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no interlocks or insider participation with any executive officers of the Company or with the members of the Committee.

     The Company's Board of Directors has established a three member Compensation and Stock Option Committee (the "Committee"). Each member of the Committee is a non-employee director. The Committee's responsibilities include approving salaries of executives of the Company, administering and interpreting compensation plans, and granting cash bonuses, stock bonuses and other benefits under such plans. The Compensation and Stock Option Committee met two times during the the Transition Period. The members of the Compensation and Stock Option Committee were J.S. Marcus, Chairman, R.F. Bentele and L.A. Genovese.

      REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE ON
                       EXECUTIVE COMPENSATION

     This Report and the following Performance Graph shall not be deemed to be incorporated by reference by any general statement which incorporates by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and they shall not otherwise be deemed filed under such Acts.

OVERVIEW

     The Securities and Exchange Commission has adopted rules that are designed to enhance disclosure of the policies of companies regulated by the Commission in regard to executive compensation. In response to these rules the Committee has prepared a report, as outlined below, on the Company's policies and practices with respect to executive compensation.

     The Company's executive officer compensation program consists of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options and stock awards, and various benefits including medical, pension, and 401(k) savings plans generally available to employees of the Company.

COMPENSATION POLICIES

     The Committee's executive compensation policies are designed to provide competitive levels of compensation which integrate pay with the Company's annual and longer term performance goals, reward above average performance, recognize individual initiative and achievements, assist the Company in attracting and retaining qualified executives and build the ownership of Company stock by key managers. The Committee is of the view that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning the interests of management with the interests of the Company's shareowners which ultimately enhances shareowner value. The Committee further believes that bonus and other forms of incentive-based compensation encourage management to attain preset commercial goals for the Company.

BASE SALARY

     The Committee reviews each executive officer's salary annually (usually in May) and considers recommendations submitted by the Chief Executive Officer. In determining appropriate salary levels, the Committee considers a variety of sources, including industry surveys, proxy statements, and outside consultants. The Committee also considers the level and scope of responsibility, experience, Company and individual performance, and internal equity. The Committee uses its discretion to set executive compensation where in its judgment external, internal, or an individual's circumstances warrant. By design, the Committee strives to set executives' salaries at competitive market levels. Increases are based on comparable companies' practices, the Company's achievement of its financial plan, and the individual's performance. The salary increases in the Transition Period were based on the Committee's review of the return on equity, net earnings as a percent of sales and earnings per share growth over the prior five years.

ANNUAL CASH INCENTIVES

     A Performance Management and Incentive Compensation Plan is extended to executives, managers and professionals whose positions have a significant impact on the Company's operating results. Annual cash incentive compensation awards are made to participants to recognize and reward corporate, business unit and individual performance. Goals for Company, business unit and individual executive's performance are set at the beginning of each fiscal year. In determining whether to award cash bonuses, the Committee compares the Company's financial performance against its annual financial plan, considers business unit and individual performance, and Company performance against that of peer companies. The amount of any award is determined by the combined financial results of the Company and the business unit, and the achievement of the individual's personal objectives. In considering bonuses for executives other than Mr. Upbin, the Committee considers bonus recommendations submitted by the Chief Executive Officer. The Committee also receives an assessment of the performance of each executive from Mr. Upbin and discusses the assessments with him. When assessing the performance of Mr. Upbin, the Committee meets privately. Cash bonuses were awarded within the policy guidelines of the annual cash bonus program. See column (d) of the Summary Compensation Table.

ANNUAL STOCK INCENTIVES

     The Committee administers the Company's Restricted Stock Compensation Plan and the Corporate Development Incentive Plan, both of which award shares of the Company's common stock. Under the Restricted Stock Compensation Plan, restricted shares are granted to qualified employees and are released from restrictions ratably over five years. Awards are limited to an aggregate of 25,000 shares for any Plan year. No awards were made to any executive officers during the Transition Period.

     The Committee selects key executives to be participants in the Corporate Development Incentive Plan based upon its judgment of the executive's ability to significantly affect major decisions and actions which influence the continued profitable growth and development of the Company, the value of the executive's continuing service and the probable detriment of his or her employment by competitors. The Committee selects participants and sets the performance goals, which must be achieved during the measurement period. The measures and objectives may be based on earnings per share, earnings before tax and gains on sale of assets and before adjustments for non-recurring and extraordinary items, or other criteria, which the Committee establishes. Payment of awards under the Plan are made in common stock. An award, if any, is made to a participant by the Company at the time the Committee determines that performance goals have been met. Restrictions on the shares lapse and shares are transferred to the participants in installments over approximately three years, provided the shares have not been forfeited. Awards granted to qualified employees under the Plan are limited to an aggregate of 157,500 shares for any Plan year. The shares covered by the awards may not be transferred, sold, pledged or otherwise disposed of prior to the lapse of restrictions. A target award level is established for each executive officer based on his or her level of responsibility. Based on Company earnings, a participant may have the opportunity to earn awards in excess of the targeted amounts for the Company's outstanding performance. Threshold standards required to be met before any stock bonus award is made are also established. No awards were made to any executive officers during the Transition Period. See column (f) of the Summary Compensation Table.

STOCK OPTIONS

     The Committee administers the Company's 1995 Omnibus Incentive Stock Plan that provides for awards of incentive stock options, non-qualified stock options and stock appreciation rights. These awards directly relate the amounts earned by the executives to the amount of appreciation realized by the Company's shareowners over comparable periods. Stock options also provide executives with the opportunity to acquire and build a meaningful ownership interest in the Company. While the Company encourages stock ownership by executives, it has not established any target levels for executive stock holdings. Awards are generally made at a level calculated to be competitive. See the Option Grants During Transitional 2000 Fiscal Year Table.

     The Committee considers stock option awards on an annual basis. These are normally awarded in May. In determining the amount of options awarded, the Committee generally establishes a level of award based on the position held by the individual and his or her level of responsibility, both of which reflect the executive's ability to influence the Company's long-term performance. The number of options previously awarded to and held by executives are also reviewed but are not an important factor in determining the size of the current award. The number of options actually awarded in any year is based on an evaluation of the individual's performance.

OTHER BENEFIT PROGRAMS

     The Company has adopted an unfunded, unqualified deferred compensation plan known as the Executive Deferred Compensation Plan (the "Plan") to provide deferred compensation for a select group of management or highly-compensated employees. The Plan allows employees to voluntarily defer compensation until termination or retirement.
Under the Plan, any employee whose base salary exceeds a level set by the Plan Administrator may enroll in the Plan. The Plan is administered by the Retirement Savings Plan Committee.

     For any calendar year, a Participant may defer up to $84,000 in salary as well as up to $84,000 in cash bonus. The Employer shall credit the deferred amount to a separate bookkeeping account (the "Account") maintained by the Plan Administrator in the name of the Participant. The Account shall be increased monthly by an amount equal to one-twelfth of the sum of the prime rate plus 1%.

     The executive officers participate in various health, life and disability insurance programs, pension plan and a retirement savings 401(k) plan, that are generally made available to all salaried employees. Executive officers also receive certain traditional perquisites that are customary for their positions.

     The Committee believes that the overall program it has adopted, with its emphasis on long term compensation, serves to focus the efforts of the Company's executives on the attainment of a sustained high rate of Company growth and profitability for the benefit of the Company and its stockholders.

COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     H. J. Upbin has an Employment Agreement with the Company for a term extending to January 31, 2004 and effective December 1, 1999, his salary was increased to $1,000,000.

     In approving the salary increase for fiscal year ending January 31, 2000, the Committee took into account the level and scope of his responsibilities and contributions to the Company.

COMPANY POLICY ON QUALIFYING COMPENSATION

     Internal Revenue Code Section 162(m), adopted in 1993, provides that publicly-held companies may not deduct in any taxable year compensation in excess of $1,000,000 paid to the CEO and other executive officers which is not "performance based" as defined in Section 162(m). The Committee will continue to monitor the effect of this new provision on the Company's existing compensation plans and will take appropriate action if warranted in the future to maintain the deductibility of payments under the plan.

COMMITTEE COMPOSITION

     This Report is submitted by the members of the Committee as of January 31, 2000.

          Raymond F. Bentele
          Leonard A. Genovese
          James S. Marcus, Chairman


OTHER OFFICER AGREEMENTS

     The Company has agreements with Messrs. Upbin, Jacobsen, Harding, and several of the other officers providing for compensation in connection with termination of employment following a Change in Control, as well as if all or substantially all of the Company's assets are sold by the Company, or the Company is liquidated or ceases to function as a going concern. These agreements provide for the payment of a lump sum within five days of the date of termination equal to the sum of (a) two times the officer's highest base salary in effect during the fiscal year in which the date of termination occurs, (b) two times the officer's average annual incentive awards during the last three full fiscal years,
(c) the incentive award which, pursuant to any benefit plan of the Company, had accrued or would have accrued to the officer during the last full fiscal year, and (d) the last bonus award earned by the officer under the Company's annual bonus program.

                         PERFORMANCE GRAPH

The following graph compares the performance of Kellwood common shares with that of the S&P 500 and S&P Apparel Indices. The graph plots the growth in value of an initial $100 investment over the indicated time periods, with dividends reinvested.


                 FIVE YEAR TOTAL RETURN COMPARISON



                              [GRAPH]




    ------------------------------------------------------------------------------------------------------------
                                4/95           4/96           4/97           4/98           4/99           1/00
    ------------------------------------------------------------------------------------------------------------
     Kellwood Co.               $100            $94           $142           $195           $161           $112
     S&P 500 Index              $100           $130           $163           $230           $280           $295
     S&P Apparel Index          $100           $122           $157           $192           $147            $91
    ------------------------------------------------------------------------------------------------------------
     Note:  Total return assumes reinvestment of dividends

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     At the close of business on January 31, 2000 (the "transitional fiscal year end"), the Company had 26,173,218 shares outstanding. The table listed below contains information concerning each person who is known by the Company to be the beneficial owner of more than five percent of the Company's common stock. To the best of the Company's knowledge, no other persons are beneficial owners of five percent or more of the Company's shares.

                               Name                    Amount
                           and Address               and Nature
    Title of              of Beneficial            of Beneficial      Percent
     Class                     Owner                 Ownership        of Class
     -----                     -----                 ---------        --------

Common Stock         The Prudential Insurance
                     Company of America
                     751 Broad Street
                     Newark, NJ 07102-3777         1,791,011<F1>        6.83%

[FN]
--------------------------
<F1> As reported on their Schedule 13G dated January 31, 2000, The
Prudential Insurance Company of America, a registered insurance company and investment advisor, was the beneficial owner of 1,791,011 shares representing 6.83% of the total shares outstanding on that day, and The Prudential Insurance Company of America has sole voting power for 110,700 shares, shared voting power for 1,791,011 shares, sole dispositive power for 110,700 shares, and shared dispositive power for 1,791,011 shares.

                        MANAGEMENT OWNERSHIP
                       OF THE COMPANY'S STOCK

     Under regulations of the Securities and Exchange Commission, persons who have power to vote or to dispose of shares of the Company, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table shows, as of January 31, 2000, the beneficial ownership of each present director and each nominee for director, and of all present directors and executive officers as a group, of shares of the Company's common stock. This information has been furnished to the Company by the individuals named. As shown in the last column, in some cases a significant number of the shares indicated in the center column as being beneficially owned are actually unissued shares attributable to unexpired options for the Company's common stock which are presently exercisable or first become exercisable within 60 days after January 31, 2000. With the exception of Mr. Granoff who owns approximately 2.9% and Mr. McKenna who owns approximately 1.6% of the outstanding common stock of the Company, no nominee or present director owns more than 1% thereof. All executive officers and directors as a group own approximately 7.1% of the outstanding common stock.

                                                       Number of Shares
                              Number of             Included in Previous
                               Shares                Column Attributable
Name of Individual          Beneficially                 to Unexpired
or Number in Group             Owned                 Options to Purchase
------------------          ------------             -------------------

R. F. Bentele                      5,950                     5,000
E. S. Bottum                       8,350                     5,000
G.M. Chaney                            0                         0
K. G. Dickerson                    5,600                     4,500
L. A. Genovese                     7,177                     4,000
M. J. Granoff                    758,382<F1>                     0
E. Harding, Jr.                   36,585                    20,920
J. R. Henderson                   31,887                    26,560
J. M. Hunter                       5,200                     5,000
J. C. Jacobsen                   145,591                    81,590
J. S. Marcus                       6,100                     5,000
W. J. McKenna                    427,157<F2>               351,181
H. J. Upbin                      179,889                   137,036

All directors and              1,857,051                   821,707
executive officers as a group
(19 persons including those named)

[FN]
-------------------

<F1> Does not include 60,253 shares owned by Mr. Granoff's wife, 30,126 shares held in trust for the benefit of his daughter, and 30,126 shares held in trust for the benefit of his son. Mr. Granoff disclaims beneficial ownership of these shares.

<F2> Does not include 202 shares owned by Mr. McKenna's wife, 3,317 shares owned by his daughter, and 3,317 shares owned by his son. Mr. McKenna disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     James M. Marcus has been a director of the Company since 1965.
Mr. Marcus was a Limited Partner of the Goldman Sachs Group, L.P. during 1999. On December 9, 1999, the Company repurchased 1.68 million shares through a privately negotiated transaction with Goldman Sachs at $18.00 per share, which was below the market price. Mr. Marcus was not involved in the negotiations or execution of this transaction, and did not have any material or monetary interest in the transaction.

     Jerry M. Hunter was elected a director at the Annual Meeting of Shareowners held on August 25, 1994. Mr. Hunter is a partner in the law firm of Bryan Cave in St. Louis, Missouri. The services of the law firm have been retained during the last fiscal year and during the current fiscal year. Fees paid by the Company to Bryan Cave did not exceed five percent of the law firm's gross revenues for that firm's last fiscal year.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1)   Financial Statements:

          Report of Independent Accountants
          Consolidated Statement of Earnings
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Consolidated Statement of Shareowners' Equity
          Notes to Consolidated Financial Statements

     2)   Report of Independent Accountants on Financial Statement Schedule:

          Financial Statement Schedule for the fiscal years ended
          January 31, 2000, April 30, 1999 and 1998:
          Valuation and Qualifying Accounts (Schedule VIII)

     3) Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
--------------                       -----------

2.1       -    Agreement and Plan of Merger, dated December 1, 1998, as
               amended among Kellwood Company and Koret, Inc., incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No. 333-74967.

3.1       -    Restated Certificate of Incorporation of Kellwood Company,
               as amended, incorporated herein by reference to Form
               10-Q for the quarter ended July 31, 1987, SEC File
               No. 1-7340.

3.2       -    By-Laws, as amended November 23, 1999, filed herewith.

[FN]
<F*> Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,
confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
--------------                       -----------

4.1       -    Note Purchase Agreement dated December 29, 1986, with
               exhibits, incorporated herein by reference to Form
               10-Q for the quarter ended January 31, 1987, SEC File
               No. 1-7340.

4.2       -    Indenture between the Registrant and Centerre Trust
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


[FN]
<F*> Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,
confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
--------------                       -----------

10.7<F*>  -    Corporate Development Incentive Plan of 1986 (As
               Amended), formerly the Key Executive Long-Term
               Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April
               30, 1994, SEC File No. 1-7340; and Amendment dated May
               29, 1997, incorporated herein by reference to Exhibit
               A to the Company's definitive Proxy Statement dated
               July 17, 1997, SEC File No. 1-7340.

10.8<F*>  -    Employment Agreement dated December 1, 1999, between
               Kellwood Company and Hal J. Upbin, filed herewith.

10.9<F*> Consulting Agreement dated December 1, 1999, between Kellwood Company and William J. McKenna, filed herewith.

21        -    Subsidiaries of the Company, appearing at page 53 of
               this report.

22        -    Joint Proxy Statement/Prospectus dated March 25, 1999,
               incorporated herein by reference to Form S-4 dated
               March 25, 1999, SEC File No. 333-74967.

23        -    Consent of Independent Accountants, appearing at page
               51 of this report.

24        -    Powers of Attorney:  Ms. Dickerson and Messrs.
               Bentele, Bottum, Genovese, Granoff, Hunter, Jacobsen,
               Marcus and McKenna; filed herewith.

27        -    Financial Data Schedule, filed herewith.


[FN]
<F*> Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,
confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.



(b)       REPORTS ON FORM 8-K:

* No reports were filed on Form 8-K during the three months ended January 31, 2000.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLWOOD COMPANY



Dated: April 13, 2000                   /s/ Thomas H. Pollihan
                                        -----------------------------
                                            Thomas H. Pollihan
                                        Vice President, Secretary and
                                              General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.

Signature                                        Title                                    Date
----------                                       -----                                    ----


/s/ Hal J. Upbin                 Director, Chairman of the Board,                   April 13, 2000
---------------------            President and Chief Executive Officer
Hal J. Upbin

/s/ Gerald M. Chaney             Vice President Finance and                         April 13, 2000
---------------------            Chief Financial Officer
Gerald M. Chaney                 (principal financial and accounting officer)

James C. Jacobsen                Director, Vice Chairman

Raymond F. Bentele               Director
                                                             /s/ Thomas H. Pollihan
Edward S. Bottum                 Director                    ------------------------
                                                                 Thomas H. Pollihan
Kitty G. Dickerson               Director                        Attorney-in-fact
                                                                 April 13, 2000
Leonard A. Genovese              Director

Martin J. Granoff                Director

Jerry M. Hunter                  Director

James S. Marcus                  Director

William J. McKenna               Director

                  REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kellwood Company

Our audits of the consolidated financial statements referred to in our report dated March 1, 2000 which appears in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

St. Louis, Missouri
March 1, 2000




                   CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033-64847) of Kellwood Company of our report dated March 1, 2000 relating to the financial statements which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated March 1, 2000 relating to the financial statement schedules which appears in this Form 10-K.


PricewaterhouseCoopers LLP

St. Louis, Missouri
March 1, 2000

                                               KELLWOOD COMPANY AND SUBSIDIARIES
                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                         (In Thousands)


Column A                               Column B                  Column C                 Column D         Column E
--------                               --------        ---------------------------        --------         --------
                                                                 Additions
                                                       ---------------------------
                                      Balance at       Charged to       Charged to                          Balance
                                      beginning        costs and           other                            at end
   Description                        of period        expenses          accounts        Deductions        of period
   -----------                        ---------        ----------       ----------       ----------        ----------

TRANSITION PERIOD
ENDED JANUARY 31, 2000:

Allowance for
doubtful accounts                      $11,281          $5,119               --         $(4,258)<FA>        $12,142


YEAR ENDED APRIL 30, 1999:

Allowance for
doubtful accounts                       11,803           3,868               --          (4,390)<FA>         11,281


YEAR ENDED APRIL 30, 1998:

Allowance for
doubtful accounts                        6,191           3,751               --           1,861 <FA>         11,803






<FA> <Write-off>/recoveries of bad debts, net.


                                                                     EXHIBIT 21


PARENTS AND SUBSIDIARIES

The Company and its subsidiaries<F*> as of January 31, 2000 are as follows:


State (Country) of                    Percentage of Voting
Name of Company                        Incorporation           Securities Owned
------------------                    --------------------     ----------------

Kellwood Company                      Delaware                           Parent
American Recreation Products, Inc.    Delaware                             100%
Kellwood Asia Limited                 Hong Kong                            100%
Smart Shirts Limited                  Hong Kong                            100%
South Asia Garment Limited            Hong Kong                            100%
KWD Holdings, Inc.                    Delaware                             100%
Robert Scott & David Brooks
  Outlet Stores, Inc.                 Delaware                             100%
Tri-W Corporation                     North Carolina                       100%
Halmode Apparel, Inc.                 Delaware                             100%
Fritzi California, Inc.               Delaware                             100%
Koret, Inc.                           Delaware                             100%
Biflex International, Inc.            New York                             100%
Kellwood Financial Resources, Inc.    Tennessee                            100%
Kellwood Shared Services, Inc.        Delaware                             100%

[FN]
<F*> Some of the above subsidiaries also have subsidiaries that are not listed because, in the aggregate, they are not considered to be significant.

                                 EXHIBIT INDEX
                                 -------------


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
               herein by reference to Form 10-K for the fiscal year ended
               April 30, 1996, SEC File No. 1-7340; and Amendment dated
               November 23, 1999, filed herewith.

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

[FN]
<F*> Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,
confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
--------------                       -----------

10.5<F*>  -    Executive Deferred Compensation Plan, adopted and effective
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

10.7<F*>  -    Corporate Development Incentive Plan of 1986 (As Amended),
               formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1994, SEC File No. 1-7340; and Amendment dated May 29, 1997, incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated
               July 17, 1997, SEC File No. 1-7340.

10.8<F*>  -    Employment Agreement dated December 1, 1999, between
               Kellwood Company and Hal J. Upbin, filed herewith.

10.9<F*>  -    Consulting Agreement dated December 1, 1999, between
               Kellwood Company and William J. McKenna, filed herewith.

21        -    Subsidiaries of the Company, appearing at page 53 of this
               report.

22        -    Joint Proxy Statement/Prospectus dated March 25, 1999,
               incorporated herein by reference to Form S-4 dated
               March 25, 1999, SEC File No. 333-74967.

23        -    Consent of Independent Accountants, appearing at page 51 of this report.

24        -    Powers of Attorney:  Ms. Dickerson and Messrs. Bentele,
               Bottum, Genovese, Granoff, Hunter, Jacobsen, Marcus and
               McKenna; filed herewith.

27        -    Financial Data Schedule, filed herewith.


[FN]
<F*> Denotes management contract or compensatory plan.

<F**> Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,
confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.