Form 10-Q
period 2000-04-30
KELLWOOD CO
filed 2000-06-13
CIK 55080

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2000

                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ----------------

                      Commission File Number 1-7340

                            KELLWOOD COMPANY
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                DELAWARE                           36-2472410
-----------------------------------------  -----------------------------
      (State or other jurisdiction                (IRS Employer
    of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO           63178
---------------------------------------------------     ----------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (314) 576-3100

------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO
                                                             ---    ---

Number of shares of common stock, par value $.01, outstanding at April 30, 2000 (only one class): 23,901,802.
                           -----------

                          KELLWOOD COMPANY
                          ----------------

                               INDEX
                               -----

                                                            Page No.
                                                            --------
PART I.     FINANCIAL INFORMATION

            Condensed Consolidated Balance Sheet                 3

            Condensed Consolidated Statement of Earnings         4

            Condensed Consolidated Statement of Cash Flows       5

            Notes to Condensed Consolidated Financial
              Statements                                       6-9

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations  10-15


PART II.    OTHER INFORMATION                                   16

                              PART I.  FINANCIAL INFORMATION
                              ------------------------------

                             KELLWOOD COMPANY AND SUBSIDIARIES
                             ---------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     ------------------------------------------------
                                  (Amounts in thousands)

                                                            April 30,
                                                  -------------------------     January 31,
                                                     2000           1999           2000
                                                  ----------     ----------     -----------
ASSETS
------
Current assets:
      Cash and time deposits                      $   40,312     $   25,482     $   54,501
      Receivables, net                               414,915        392,628        326,868
      Inventories                                    323,928        340,778        394,988
      Prepaid taxes and expenses                      37,209         38,392         47,921
                                                  ----------     ----------     ----------
            Total current assets                     816,364        797,280        824,278

Property, plant and equipment, net                   102,865        102,298        103,674

Intangible assets, net                                66,763         60,207         68,220

Other assets                                         105,009         94,427        101,681
                                                  ----------     ----------     ----------

Total assets                                      $1,091,001     $1,054,212     $1,097,853
                                                  ==========     ==========     ==========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
      Current portion of long-term debt           $    9,373     $   16,504     $   10,992
      Notes payable                                   24,490         93,963          4,083
      Accounts payable                               133,291        117,014        151,637
      Accrued expenses                                89,053        104,264         81,446
                                                  ----------     ----------     ----------
            Total current liabilities                256,207        331,745        248,158


Long-term debt                                       344,302        227,659        346,479

Deferred income taxes and other                       58,049         48,620         57,346

Shareowners' equity:
      Common stock                                   166,304        163,097        166,312
      Retained earnings                              385,163        333,340        361,000
      Accumulated other comprehensive income          (8,923)        (9,330)        (9,378)
                                                  ----------     ----------     ----------
                                                     542,544        487,107        517,934
      Less treasury stock, at cost                  (110,101)       (40,919)       (72,064)
                                                  ----------     ----------     ----------
            Total shareowners' equity                432,443        446,188        445,870
                                                  ----------     ----------     ----------

Total liabilities & shareowners' equity           $1,091,001     $1,054,212     $1,097,853
                                                  ==========     ==========     ==========

See notes to condensed consolidated financial statements.

                   KELLWOOD COMPANY AND SUBSIDIARIES
                   ---------------------------------
        CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
        --------------------------------------------------------
             (Amounts in thousands except per share data)
                                                      Three Months Ended
                                                           April 30,
                                                    -----------------------
                                                      2000           1999
                                                    --------      ---------

Net sales                                           $649,440      $ 628,444

Costs and expenses:
      Cost of products sold                          507,976        484,951
      Selling, general and
         administrative expenses                      83,957         88,064
      Amortization of intangible assets                1,717          4,204
      Interest expense                                 8,088          8,052
      Interest income and other, net                    (602)          (333)
      Costs of Koret merger                                -          5,288
      Provision for facilities shut-down                   -          6,793
      Provision for goodwill impairment                    -         48,945
                                                    --------      ---------

Earnings before income taxes                          48,304        (17,520)

Income taxes                                          19,300         13,491
                                                    --------      ---------

Net earnings                                        $ 29,004      $ (31,011)
                                                    ========      =========




Weighted average shares outstanding:

      Basic                                           24,706         27,309
                                                    ========      =========

      Diluted                                         24,733         28,146
                                                    ========      =========


Earnings per share:

      Basic                                         $   1.17      $   (1.13)
                                                    ========      =========

      Diluted                                       $   1.17      $   (1.13)
                                                    ========      =========


Dividends paid per share                            $    .16      $    .16
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

                                                                      Three Months Ended
                                                                           April 30,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------      ---------
OPERATING ACTIVITIES:

Net earnings                                                       $ 29,004      $ (31,011)

Add/(deduct) items not affecting operating cash flows:
      Depreciation and amortization                                   6,348          8,193
      Increase in prepaid pension cost                               (2,199)        (1,237)
      Deferred income taxes and other                                (1,161)           635
      Non-cash portion of facilities shut-down provision                  -          1,146
      Provision for goodwill impairment                                   -         48,945

Changes in working capital:
      Receivables, net                                              (88,047)      (112,649)
      Inventories                                                    71,060         75,397
      Prepaid taxes and expenses                                     10,712            510
      Accounts payable                                              (18,346)        14,763
      Accrued expenses                                                7,607         34,589
                                                                   --------      ---------
Net cash provided/(used) by operating activities                     14,978         39,281
                                                                   --------      ---------

INVESTING ACTIVITIES:
   Additions to fixed assets                                         (3,802)        (7,889)
   Investment in subsidiaries                                             -         (8,804)
   Other investing activities                                             1            464
                                                                   --------      ---------
Net cash provided/(used) by investing activities                     (3,801)       (16,229)
                                                                   --------      ---------

FINANCING ACTIVITIES:
   Proceeds from / (reduction) of notes payable, net                 20,407        (41,496)
   Reduction of long-term debt                                       (3,796)        (9,284)
   Dividends paid                                                    (3,931)        (3,598)
   Stock repurchase pursuant to announced plan                      (38,127)             -
   Stock transactions under incentive plans                              81          2,586
                                                                   --------      ---------
Net cash provided/(used) by financing activities                    (25,366)       (51,792)
                                                                   --------      ---------

NET INCREASE IN CASH AND TIME DEPOSITS                              (14,189)       (28,740)

Cash and time deposits, beginning of period                          54,501         54,222
                                                                   --------      ---------
Cash and time deposits, end of period                              $ 40,312       $ 25,482
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

Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for the Nine-Month Transition Period Ended January 31, 2000. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the Transition Period financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.


2. CHANGE IN FISCAL YEAR. In August 1999 the company changed its fiscal year-end from April 30 to January 31. This change resulted in a short fiscal year covering the nine month transition period from May 1, 1999 to January 31, 2000. References to the company's fiscal periods represent the following:

     FISCAL PERIOD          REPRESENTS
     -------------          ----------
     fiscal 2000            the year ended January 31, 2001
     the Transition Period  the nine months ended January 31, 2000
     fiscal 1999            the year ended April 30, 1999


3. FACILITY CONSOLIDATIONS. In the fourth quarter of fiscal 1999, the Company recorded a provision for facilities shut-down of $6,793.
Details of activity during the quarter related to this provision and the accrual balances remaining at April 30, 2000 are as follows:

                                                   Accrual    Spending in the           Accrual
                                                Balance at      Quarter ended        Balance at
                                          January 31, 2000     April 30, 2000    April 30, 2000
                                          ----------------    ---------------    --------------
     Employee severance                             $3,298               $502            $2,796
     Vacant facilities / lease termination           1,167                 27             1,140
     Other cash restructuring costs                    189                 18               171
                                                    ------               ----            ------
     Total restructuring, excluding non-cash        $4,654               $547            $4,107
                                                    ======               ====            ======

Facility consolidations represented by the remaining accrual are expected to be substantially completed in fiscal 2000.

4.  SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                                          April 30,
                                                   -----------------------       January 31,
                                                     2000           1999            2000
                                                   --------       --------       -----------
Inventories:
     Finished goods                                $174,525       $196,214        $221,765
     Work in process                                 79,968         77,992          96,086
     Raw materials                                   69,435         66,572          77,137
                                                   --------       --------        --------
     Total Inventories                             $323,928       $340,778        $394,988
                                                   ========       ========        ========

     If inventories were valued at current replacement costs, they would have totaled $325,910, $346,074 and $396,970 at April 30,
     2000, April 30, 1999, and January 31, 2000, respectively.

                    KELLWOOD COMPANY AND SUBSIDIARIES
                    ---------------------------------
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    ----------------------------------------------------------------
                         (Amounts in thousands)

                                                             April 30,
                                                     ----------------------      January 31,
                                                       2000           1999          2000
                                                     -------        -------      -----------
Intangible assets:
      Goodwill                                       $63,548        $65,477        $63,886
      less accumulated amortization                   21,162         19,479         20,509
                                                     -------        -------        -------
      Net goodwill                                    42,386         45,998         43,377
                                                     -------        -------        -------

      Other identifiable intangibles                  52,922         40,229         52,722
      less accumulated amortization                   28,545         26,020         27,879
                                                     -------        -------        -------
      Net other identifiable intangibles              24,377         14,209         24,843
                                                     -------        -------        -------

      Net intangible assets                          $66,763        $60,207        $68,220
                                                     =======        =======        =======

5. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). In connection with the execution of the 1999 Facility the Company paid various fees and costs totaling approximately $750. Facility fees range from .15% to .20% of the committed amount. The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility bear interest at a spread of approximately .6% over LIBOR. Covenants related to the 1999 Facility are more flexible than those currently existing for Kellwood's notes due insurance companies. At April 30, 2000, outstanding short-term loans and letters of credit under the agreement were $0 and $152,000, respectively.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $125,000 at April 30, 2000. Borrowings under these uncommitted lines totaled $20,000 at April 30, 2000.


6. COMMON STOCK REPURCHASE. On November 23, 1999 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.8 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Pursuant to this authorization, on December 9, 1999 the Company purchased 1.68 million shares through a privately negotiated transaction with an institutional holder at $18.00 per share, which was below the market price. Additionally, during February 2000 the Company purchased 1.11 million shares in open market transactions at an average price of $16.32 per share.

On March 2, 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As of March 28, 2000 the Company had purchased 1.17 million shares pursuant to this authorization at an average cost of $17.07 per share. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization.


7. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended April 30, 2000 and 1999, was $29,459 and ($30,230), respectively. Differences between net earnings and total comprehensive income in each year, respectively, resulted from foreign currency translation.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
                     (Amounts in thousands)


8. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Reflecting the change in the way the Company's business units are viewed and evaluated by management, effective in fiscal 2000, the Company changed the segments by which its results are reported. Segment information for prior periods has been restated. The Company's business units are aggregated into the following reportable segments:

    * Women's Sportswear designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses.

    * Men's Sportswear designs, manufactures and sells private label men's woven and knit shirts, pants, jeans and outerwear sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and outerwear and Nautica(R) dress shirts and rainwear.

    * Other Soft Goods includes intimate apparel and recreation products.

Sales, operating earnings, and net assets by segment for the quarters ended April 30, 2000 and 1999 as well as a reconciliation of the operating earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                  Three Months Ended April 30,
                                                  ----------------------------
                                                      2000           1999
                                                    --------       --------
Net Sales:
      Women's Sportswear                            $466,071       $470,030
      Men's Sportswear                                81,625         64,295
      Other Soft Goods                               101,744         94,119
                                                    --------       --------
      Kellwood net sales                            $649,440       $628,444
                                                    ========       ========

Operating earnings:
      Women's Sportswear                            $ 46,236       $ 50,656
      Men's Sportswear                                 6,350          3,510
      Other Soft Goods                                12,255         11,888
                                                    --------       --------
      Total segments                                  64,841         66,054
      Amortization of Intangibles                     (1,717)        (4,204)
      Interest expense                                (8,088)        (8,052)
      General corporate and other                     (6,732)       (10,292)
      Impairment, restructuring & merger costs             -        (61,026)
                                                    --------       --------
      Earnings before income taxes                  $ 48,304       $(17,520)
                                                    ========       ========

Net Assets at quarter-end:
      Women's Sportswear                            $504,478       $537,460
      Men's Sportswear                               117,483        120,365
      Other Soft Goods                               144,648        104,060
      Corporate and other                             43,999         22,429
                                                    --------       --------
      Kellwood total                                $810,608       $784,314
                                                    ========       ========

                                 8

                 KELLWOOD COMPANY AND SUBSIDIARIES
                 ---------------------------------
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   ----------------------------------------------------------------
                      (Amounts in thousands)


Segment net assets measures net working capital, net fixed assets and other non-current operating assets and liabilities of the segment.

Unaudited quarterly segment data for the four quarters prior to the current fiscal year are as follows:

                                                                  Q u a r t e r    e n d e d
                                                    -----------------------------------------------------
                                                     4/30/99        7/31/99       10/31/99      1/31/2000
                                                    --------       --------       --------      ---------
Net Sales:
      Women's Sportswear                            $470,030       $333,080       $466,119       $323,341
      Men's Sportswear                                64,295         73,152        105,540         85,130
      Other Soft Goods                                94,119         64,343         61,797         52,760
                                                    --------       --------       --------       --------
      Kellwood net sales                            $628,444       $470,575       $633,456       $461,231
                                                    ========       ========       ========       ========

Operating earnings:
      Women's Sportswear                            $ 50,656       $ 22,649       $ 40,588       $  8,005
      Men's Sportswear                                 3,510          3,823         13,430          9,349
      Other Soft Goods                                11,888          4,747          5,203          2,216
                                                    --------       --------       --------       --------
      Total segments                                  66,054         31,219         59,221         19,570
      Amortization of Intangibles                     (4,204)        (1,659)        (1,640)        (1,566)
      Interest expense                                (8,052)        (6,357)        (8,453)        (7,844)
      General corporate and other                    (10,292)        (7,146)        (5,362)        (1,382)
      Impairment, restructuring & merger costs       (61,026)             -              -              -
                                                    --------       --------       --------       --------
      Earnings before income taxes                  $(17,520)      $ 16,057       $ 43,766       $  8,778
                                                    ========       ========       ========       ========

Net Assets:
      Women's Sportswear                            $537,460       $527,054       $510,860       $475,416
      Men's Sportswear                               120,365        139,016        151,408        133,964
      Other Soft Goods                               104,060         96,507         93,326        130,365
      Corporate and other                             22,429         82,455        107,655         67,679
                                                    --------       --------       --------       --------
      Total Kellwood                                $784,314       $845,032       $863,249       $807,424
                                                    ========       ========       ========       ========

9. STOCK OPTION PLANS. On June 1, 2000, the Company granted nonqualified stock options to certain officers and other key employees for 565,050 shares of common stock at an exercise price of $16.97, which was equal to the market value of the shares on the grant date.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ---------------------------------------------------------------
   RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
   -----------------------------------------------------------


OPERATING RESULTS
-----------------
Kellwood Company achieved record sales and earnings for the first quarter ended April 30, 2000. Sales for the quarter were $649.4, up 3.3% from last year's record quarter of $628.4. Net earnings before unusual items increased 13.7% to $29.0 from $25.5 in the prior year. Last year in the April quarter, Kellwood recorded unusual items totaling $61.0 (pretax) or $2.04 per diluted share including costs of the Koret merger, goodwill impairment charges and a provision for the closing of certain domestic facilities.

Earnings per share before unusual items increased 28.6% to $1.17 from $.91 in the prior year on a diluted basis. Earnings per share grew faster than net earnings due to the Company's share repurchase program, which began in December 1999. Since then, the Company has repurchased approximately 3.9 million shares resulting in 24.7 million average diluted shares in the current quarter vs. 28.1 million average diluted shares last year.

The year-to-year growth came from the acquisition of Biflex International, Inc., a bra company which was acquired in January 2000. Top line growth was also driven by strong demand for the recently introduced line of Slates(R) men's business casual sportswear, and a strong demand for dress and sport shirts in updated colors and fabrications. Women's Sportswear results were mixed, with significant growth in dresses across a broad range of Kellwood's key brands offset by lost volume due to contractor delivery problems, which should be resolved by the end of June 2000.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended April 30 have historically been higher than for the other quarters of the fiscal year. In recent years, the April quarter's results have represented approximately 28% of the year's sales and 40% of net earnings before unusual items.

SUMMARIZED FINANCIAL DATA for the quarter ended April 30, 2000 and 1999 are as follows. (percentages are calculated based on actual data, but columns may not add due to rounding)

                                                            Three Months Ended April 30,
                                                       ------------------------------------
                                                        2000           1999        % Change
                                                       -----          -----        --------
      Net Sales                                        $ 649          $ 628           3.3%
      Cost of products sold                              508            485           4.7%
      S, G & A                                            84             88          -4.7%
                                                       -----          -----         ------
      Operating earnings                                  58             55           3.7%
      Amort. of intangibles                                2              4         -59.2%
      Interest, net & other                                7              8          -3.0%
      Koret merger costs                                   -              5
      Facilities shut-down                                 -              7
      Goodwill impairment                                  -             49
                                                       -----          -----
      Earnings before tax                                 48            (18)<F*>
      Income Taxes                                        19             13
                                                       -----          -----
      Net Earnings                                     $  29          $ (31)<F**>
                                                       =====          =====

      Effective tax rate<F***>                          40.0%          41.4%         -1.4%

<F*> - Earnings before income taxes, excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment), were $48 in 2000 compared to $44 in 1999, an 11.0% increase.

<F**> - Net Earnings, excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment), were $29 in 2000 compared to $26 in 1999, a 13.7% increase.

<F***> - Excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment).

                                10

                                                           Three Months Ended April 30,
                                                      ------------------------------------
                                                        2000           1999         Change
                                                      ------         ------         ------
As a percentage of Net Sales:
   Net Sales                                          100.0%         100.0%
   Cost of products sold                               78.2%          77.2%           1.0%
   S, G & A                                            12.9%          14.0%          -1.1%
                                                      -----          -----           ----
   Operating earnings                                   8.9%           8.8%            .1%
   Amort. of intangibles                                 .3%            .7%           -.4%
   Interest, net & other                                1.2%           1.2%             -
                                                      -----          -----           ----
   Earnings before income taxes
        and unusual items                               7.4%           6.9%            .5%
   Impairment, restructuring
        & merger costs                                    -            9.7%
                                                      -----          -----
   Earnings before income taxes                         7.4%          -2.8%
   Income Taxes                                         3.0%           2.1%
                                                      -----          -----
   Net Earnings                                         4.5%          -4.9%
                                                      =====          =====

Cost of Products Sold as a percentage of sales in the quarter increased to 78.2% from 77.2% in the prior year. This was caused by:

   *    Non-recurring items and reclassifications (.7% impact).

        * The year-end LIFO adjustment for the Company's old April 30 fiscal year reduced the cost of products sold margin by approximately .3% in the prior year. No similar adjustment was recorded in the current year.

        * Additionally, in an effort to further standardize accounting policies, distribution expenses for one of the Company's business units was classified in cost of products sold in the current year, but had been included in S,G&A in the prior year. This reclassification increased the cost of products sold by approximately 3.% of sales and decreased S,G&A expenses as a percentage of sales by a corresponding amount.

   * Late delivery of product from some of the company's contractors which resulted in additional airfreight and markdown expenses (.3% impact).

S,G&A expense for the quarter decreased $4.1 to 12.9% of sales from 14.0% in the prior year principally due to the impact of the reclassification of certain distribution costs out of S,G&A into burden as discussed above. In addition, S,G&A costs were reduced as a result of the consolidation of certain administrative support and other activities. These savings were partially offset by higher investment spending to develop and install new information systems and to launch several new marketing initiatives.

Amortization of intangible assets decreased compared to the prior year as a result of the provision for goodwill impairment recorded in the April 1999 quarter.

The effective tax rate decreased to 40.0% from 41.4% in the prior year as a result of the decreased amortization of goodwill. Smaller permanent differences between book income and taxable income resulted from the lower level of non-deductible amortization expense.

SHARES OUTSTANDING AND EPS
--------------------------
From December 1999 through March 2000, the Company repurchased over 3.9 million shares of Kellwood Company common stock. As a result, there were only 24.7 million average shares outstanding for the first quarter, compared with 28.1 million shares on a diluted basis in the prior year.

RESTRUCTURING
-------------
In the fourth quarter of fiscal 1999 the Company recorded a provision for facilities shut-down which included an accrual of $5.2 for costs of plant closures planned to be substantially completed by April 30, 2000. During the quarter, $.5 was expended on termination benefits, vacant facilities costs, and other costs pursuant to this charge. Facility consolidations represented by the remaining accrual balance are expected to be substantially completed in fiscal 2000.

                  KELLWOOD COMPANY AND SUBSIDIARIES
                  ---------------------------------
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     -----------------------------------------------------------
        AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
        -----------------------------------------------------


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Reflecting the change in the way the Company's business units are viewed and evaluated by management, effective in fiscal 2000, the Company changed the segments by which its results are reported. Segment information for prior periods has been restated. The Company's business units are aggregated into the following reportable segments:

             *    Women's Sportswear,

             *    Men's Sportswear, and

             * Other Soft Goods, which includes intimate apparel and recreation products.

The increase in sales for the quarter was in the Men's Sportswear segment (up $18 or 27.0%) and the Other Soft Goods segment (up $8 or 8.1%). This growth was partially offset by a small decline in the Women's Sportswear segment as a result of the contractor delivery problems discussed above. Sales by segment for the quarter were as follows:

                                                            Three months ended April 30,
                                                        ------------------------------------
                                                        2000           1999         % Change
                                                        ----           ----         --------
Net Sales:
      Women's Sportswear                                $466           $470           -.8%
      Men's Sportswear                                    82             64          27.0%
      Other Soft Goods                                   102             94           8.1%
                                                        ----           ----          ----

      Total Net Sales                                   $649           $628           3.3%
                                                        ====           ====          ====

The business portfolios contributed the following percentages of Kellwood Net Sales for the quarter, respectively:

                                                  Three months ended April 30,
                                                  ----------------------------
                                                       2000           1999
                                                      -----          -----
      Women's Sportswear                               71.8%          74.8%
      Men's Sportswear                                 12.6%          10.2%
      Other Soft Goods                                 15.7%          15.0%
                                                      -----          -----
      Total Net Sales                                 100.0%         100.0%
                                                      =====          =====

Operating Earnings by segment for the quarter were as follows:

                                   Three months ended April 30,       Operating margin
                                  ------------------------------      ----------------
                                  2000        1999      % Change      2000        1999
                                  ----        ----      --------      ----        ----
Operating Earnings:
      Women's Sportswear          $46.2       $50.7       -8.7%        9.9%       10.8%
      Men's Sportswear              6.4         3.5       80.9%        7.8%        5.5%
      Other Soft Goods             12.3        11.9        3.1%       12.0%       12.6%
                                  -----       -----       ----        ----        ----
      Segment Operating Earnings  $64.8       $66.1       -1.8%       10.0%       10.5%
                                  =====       =====       ====        ====        ====

Women's Sportswear sales for the first quarter were down $4 or .8% compared to the prior year due primarily to the late deliveries of Spring product from a number of contractors, principally in Mexico. Approximately $20 of product was not received into Kellwood's distribution centers in time to ship within the retailers' shipping window. As a result, some orders were cancelled and the goods had to be liquidated at distressed prices. In other cases, the retailer did accept late delivery, but substantial airfreight was incurred, and late delivery charges were assessed by some retailers. As a result of the late shipment of $20 of product, management estimates that gross margin for the quarter was reduced by $5.5. Partially offsetting this slippage was growth from Kellwood's dress businesses, including Kathie Lee(R), Sag Harbor(R), Plaza South(TM), MHM(R), Studio Ease(R), M by David Meister(TM), and Vintage Blue(TM). Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) decreased as a consequence of the contractor delivery problems discussed above.

Men's Sportswear sales for the quarter increased $17 or 27% due principally to the increased distribution of the new Slates(R) line of men's casual business sportswear and dress shirts. Growth is also being driven by the newly expanded knit shirt capacity in the Maldives and by an increase in sales of men's pants made in Sri Lanka to Polo(R) and Hilfiger(R). The shirt business is also benefiting from pipeline filling as the retailers change their product mix to include a more broad range of new colors and upgraded fabrications. These volume increases are partially offset by price decreases brought on by competitive pressures and enabled by the expansion of the Company's network of contractors in low cost areas. Operating earnings increases and the increase in the operating margin were driven by the increase in sales.

The Other Soft Goods segment reported an 8.1% increase in sales for the quarter as a result of the acquisition of Biflex International, Inc., a bra company, in January 2000. While the Biflex acquisition added $12 in sales for the quarter, this was partially offset by declines in the sales of recreation products and intimate apparel. The segment's operating earnings for the quarter increased slightly as compared to the prior year as a result of the addition of Biflex, but the segment's operating margin declined slightly because of product mix within this segment.


FINANCIAL CONDITION
-------------------
Cash flow from operations is ordinarily the Company's primary source of liquidity. Kellwood uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio. Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories and by the amount of accounts payable.

LEVERAGE
--------
Total debt represents 47% of capital at April 30, 2000 as compared to 45% and January 31, 2000 and 43% at April 30, 1999. The major items impacting leverage in this period were the acquisition of Biflex in January 2000 for $29 and the repurchase of 3.9 million Kellwood shares at a cost of $68 during the November 1999 to March 2000 time frame. The Company's borrowing needs were held down by improved working capital management.

WORKING CAPITAL
---------------
The current ratio increased to 3.2 at April 30, 2000 and 3.3 at January 31, 2000 compared to 2.4 at April 30, 1999, largely as a result of the $150 long-term debt issuance in July 1999. This debt issuance substantially eliminated current Notes payable and temporarily increased the Company's balance of Cash and time deposits.

Accounts Receivable at April 30 increased $22 or 6% vs. the prior year, generally in line with the increase in sales.

The receivables increase was partially offset by a $17 (5%) decrease in inventory levels as compared to the prior year as a result of contractor delivery problems discussed above and better inventory management. Kellwood's overall inventory days on hand were reduced to 72 at April 30, 2000 compared to 82 in the prior year. Additionally, accounts payable increased by $16 (14%) as a result of the Company's increased focus on working capital management and the negotiation of more favorable terms from suppliers.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $4 for the first quarter compared to $8 in the prior year. The current year's first quarter capital expenditures were unusually low due to the timing of individual investment projects. Capital spending for fiscal 2000 is expected to be about $30.

In July 1999 the Company completed a public debt offering totaling $150. These Senior Notes mature in July 2009 and carry a 7.875% coupon rate. They received investment grade ratings from Moody's and S&P of Baa3/BBB. As discussed in Note 6 to the Transition Period financial statements, the Company has also entered into an interest rate swap agreement and related swap cancellation option agreement to convert the interest rate on this debt from fixed to variable.

The Company maintains a $350 credit facility. This facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At April 30, 2000, $198 was available for future use under this credit facility.

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

On March 2, 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As of March 28, 2000 the company had purchased 1.17 million shares pursuant to this authorization at an average cost of $17.07 per share. No repurchases have occurred under this authorization since that date. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization. Since November 1999 the company has repurchased over 3.9 million shares, or 14% of the outstanding shares, at a total cost of $68.2, an average price of $17.25 per share.

Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.


OUTLOOK AS OF JUNE 13, 2000
---------------------------
Management expects Kellwood's sales in the first half of fiscal 2000 to be up approximately 5%, with growth picking up in the second half as a result of the introduction of new product lines and brands; sales for the year are expected to be up approximately 6-7%. The operating earnings margin for fiscal 2000 is expected to be approximately 7% of sales for the year, and the income tax rate is expected to be approximately 40%. Kellwood is also continuing to pursue a number of new programs that are expected to further drive growth rates to the mid-to-high single digit percentage rates in fiscal 2001 and beyond.

CHANGE IN THE COMPANY'S FISCAL YEAR FROM APRIL 30 TO JANUARY 31, 2000
---------------------------------------------------------------------
In August 1999 the company changed its fiscal year-end from April 30 to January 31 to bring Kellwood more in line with the operating cycle of its business and the fiscal year-ends of its customers and other apparel companies. The Company has decided to identify the twelve-month period ending January 31, 2001 as "fiscal 2000" in keeping with the custom of many retail and apparel companies.

MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At April 30, 2000, the Company's debt portfolio was composed of approximately 46% variable-rate debt (including the amount of debt subject to the swap and option discussed above) and 54% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Except for the outcome of the option to cancel the interest rate swap discussed in note 6 to the Transition Period financial statements, management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2000.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $339 at April 30, 2000 which compares to their book value of $354. With respect to the Company's fixed-rate debt outstanding at April 30, 2000, a 10% increase in interest rates would have resulted in approximately an $11 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $20 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
-----------------------------------------------------------------
This Quarterly Report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities
Litigation Reform Act of 1995. These forward-looking statements represent the Company's expectations or beliefs concerning future events and are based on various assumptions and subject to a wide variety of risks and uncertainties. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct. The Company's forward-looking statements are based on certain assumptions, and the Company's operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to:

    * changes in trends in the market segments in which the Company competes,

    * the performance of the Company's products within the prevailing retail environment,

    * customer acceptance of both new designs and newly introduced product lines,

    * actions of competitors that may impact the Company's business,

    * financial or operational difficulties encountered by customers or suppliers,

    *    the impact of economic changes such as:

         *    the overall level of consumer spending for apparel,

         *    national and regional economic conditions,

         *    inflation or deflation,

         *    currency exchange fluctuations,

         * changes in interest rates and other capital market conditions,

    * the timing and magnitude of spending on and savings realized from our Vision 2000 initiative,

    * stable governments and business conditions in the nations where the Company's products are manufactured,

    *    the scope, nature or impact of acquisition activity, and

    * changes in the Company's plans, strategies, objectives, expectations and intentions which may happen at any time at the discretion of the Company.

The reader is also directed to the Company's periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition.

The words "believe", "expect", "will", "estimate", "project",
"forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Annual Report including without limitation, the statements under "Financial Review" and "Outlook", are also forward-looking statements.

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

                 PART II.  OTHER INFORMATION
                 ---------------------------

                       KELLWOOD COMPANY
                       ----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)   EXHIBITS:

            S.E.C. Exhibit
            Reference No.                     Description
            --------------                    -----------

                  27              Financial Data Schedule, filed herewith.


     b)   REPORTS ON FORM 8-K:

          The following reports were filed on Form 8-K during the three months ended April 30, 2000:

          Current Report on Form 8-K dated February 14, 2000

          Current Report on Form 8-K dated February 28, 2000

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



June 13, 2000                /s/ Thomas H. Pollihan
                             ---------------------------------------------
                             Thomas H. Pollihan
                             Vice President, Secretary and General Counsel



June 13, 2000                /s/ Gerald M. Chaney
                             ---------------------------------------------
                             Gerald M. Chaney
                             Vice President Finance
                             (Principal Financial & Accounting Officer)