Form 10-Q
period 2000-07-31
KELLWOOD CO
filed 2000-09-13
CIK 55080

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2000

                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ---------------

                      Commission File Number 1-7340

                             KELLWOOD COMPANY
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             DELAWARE                               36-2472410
-----------------------------------       -------------------------------
(State or other jurisdiction              (IRS Employer
of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO         63178
---------------------------------------------------      ----------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (314) 576-3100

-------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                               ---    ---

Number of shares of common stock, par value $.01, outstanding at July 31, 2000 (only one class): 23,965,273.
                          ------------

                            KELLWOOD COMPANY
                            ----------------

                                 INDEX
                                 -----

                                                            Page No.
                                                            --------
PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheet                   3

          Condensed Consolidated Statement of Earnings           4

          Condensed Consolidated Statement of Cash Flows         5

          Notes to Condensed Consolidated Financial
          Statements                                           6-9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10-16


PART II.  OTHER INFORMATION                                     17

                              PART I.  FINANCIAL INFORMATION
                              ------------------------------

                             KELLWOOD COMPANY AND SUBSIDIARIES
                             ---------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      ------------------------------------------------
                                  (Amounts in thousands)

                                                           July 31,
                                                  -------------------------     January 31,
                                                     2000           1999           2000
                                                  ----------     ----------     -----------
ASSETS
------
Current assets:
      Cash and time deposits                      $   14,347     $   71,578     $   54,501
      Receivables, net                               314,628        339,114        326,868
      Inventories                                    450,961        382,447        394,988
      Prepaid taxes and expenses                      37,322         39,395         47,921
                                                  ----------     ----------     ----------
            Total current assets                     817,258        832,534        824,278

Property, plant and equipment, net                   105,297        105,048        103,674

Intangible assets, net                                67,140         58,852         68,220

Other assets                                         106,987         97,165        101,681
                                                  ----------     ----------     ----------

Total assets                                      $1,096,682     $1,093,599     $1,097,853
                                                  ==========     ==========     ==========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
      Current portion of long-term debt           $    9,303     $   16,412     $   10,992
      Notes payable                                   19,467          2,124          4,083
      Accounts payable                               152,658        118,014        151,637
      Accrued expenses                                77,543         80,552         81,446
                                                  ----------     ----------     ----------
            Total current liabilities                258,971        217,102        248,158

Long-term debt                                       341,767        373,494        346,479

Deferred income taxes and other                       59,628         50,001         57,346

Shareowners' equity:
      Common stock                                   167,554        165,420        166,312
      Retained earnings                              389,010        338,458        361,000
      Accumulated other comprehensive income          (9,836)        (9,558)        (9,378)
                                                  ----------     ----------     ----------
                                                     546,728        494,320        517,934
      Less treasury stock, at cost                  (110,412)       (41,318)       (72,064)
                                                  ----------     ----------     ----------
            Total shareowners' equity                436,316        453,002        445,870
                                                  ----------     ----------     ----------

Total liabilities & shareowners' equity           $1,096,682     $1,093,599     $1,097,853
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

                                  KELLWOOD COMPANY AND SUBSIDIARIES
                                  ---------------------------------
                      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                      --------------------------------------------------------
                            (Amounts in thousands except per share data)

                                                       Three Months Ended           Six Months Ended
                                                            July 31,                    July 31,
                                                    -----------------------     -------------------------
                                                      2000           1999          2000           1999
                                                    --------       --------     ----------     ----------
Net sales                                           $469,283       $470,575     $1,118,723     $1,099,019

Costs and expenses:
      Cost of products sold                          372,297        369,859        880,273        854,810
      Selling, general and
        administrative expenses                       77,918         76,714        161,875        164,778
      Amortization of intangible assets                1,818          1,659          3,535          5,863
      Interest expense                                 6,418          6,357         14,506         14,409
      Interest income and other, net                     194            (71)          (408)          (404)
      Costs of Koret merger                                -              -              -          5,288
      Provision for facilities shut-down                   -              -              -          6,793
      Provision for goodwill impairment                    -              -              -         48,945
                                                    --------       --------     ----------     ----------

Earnings before income taxes                          10,638         16,057         58,942         (1,463)

Income taxes                                           4,000          6,500         23,300         19,991
                                                    --------       --------     ----------     ----------

Net earnings                                        $  6,638       $  9,557     $   35,642     $  (21,454)
                                                    ========       ========     ==========     ==========


Weighted average shares outstanding:

      Basic                                           23,944         27,722         24,327         27,515
                                                    ========       ========     ==========     ==========

      Diluted                                         24,002         28,081         24,370         28,114
                                                    ========       ========     ==========     ==========


Earnings per share:

      Basic                                         $    .28       $    .34     $     1.47     $     (.78)
                                                    ========       ========     ==========     ==========

      Diluted                                       $    .28       $    .34      $    1.46     $     (.76)
                                                    ========       ========     ==========     ==========


Dividends paid per share                            $    .16       $    .16       $    .32     $      .32
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

                                                                      Six Months Ended
                                                                          July 31,
                                                                  ------------------------
                                                                     2000           1999
                                                                  ---------      ---------
OPERATING ACTIVITIES:

Net earnings                                                      $  35,642      $ (21,454)

Add/(deduct) items not affecting operating cash flows:
      Depreciation and amortization                                  12,817         14,687
      Increase in prepaid pension cost                               (4,072)        (2,679)
      Deferred income taxes and other                                   178            615
      Non-cash portion of facilities shut-down provision                  -          1,146
      Provision for goodwill impairment                                   -         48,945

Changes in working capital:
      Receivables, net                                               12,240        (59,135)
      Inventories                                                   (55,973)        33,728
      Prepaid taxes and expenses                                     10,599           (493)
      Accounts payable                                                1,021         15,763
      Accrued expenses                                               (3,903)        10,877
                                                                  ---------      ---------
Net cash provided by operating activities                             8,549         42,000
                                                                  ---------      ---------

INVESTING ACTIVITIES:
      Additions to fixed assets                                     (13,188)       (15,699)
      Investment in subsidiaries                                          -         (8,888)
      Other investing activities                                        240            346
                                                                  ---------      ---------
Net cash provided/(used) by investing activities                    (12,948)       (24,241)
                                                                  ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                            -        149,127
      Reduction of long-term debt                                    (6,401)       (12,668)
      Proceeds from notes payable                                   258,856        541,980
      Reduction of notes payable                                   (243,472)      (675,315)
      Dividends paid                                                 (7,765)        (8,033)
      Stock repurchase pursuant to announced plan                   (38,127)             -
      Stock transactions under incentive plans                        1,154          4,506
                                                                  ---------      ---------
Net cash provided/(used) by financing activities                    (35,755)          (403)
                                                                  ---------      ---------

NET INCREASE IN CASH AND TIME DEPOSITS                              (40,154)        17,356
Cash and time deposits, beginning of period                          54,501         54,222
                                                                  ---------      ---------
Cash and time deposits, end of period                             $  14,347      $  71,578
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

3. FACILITY CONSOLIDATIONS. In the fourth quarter of fiscal 1999, the Company recorded a provision for facilities shut-down of $6,793.
Details of activity during the quarter related to this provision and the accrual balances remaining at July 31, 2000 are as follows:

                                                        Accrual      Spending in the quarter ended            Accrual
                                                     Balance at    --------------------------------        Balance at
                                               January 31, 2000    April 30, 2000     July 31, 2000     July 31, 2000
                                               ----------------    --------------     -------------     -------------
      Employee severance                                 $3,298              $502            $1,977            $  819
      Vacant facilities / lease termination               1,167                27               338               802
      Other cash restructuring costs                        189                18                21               150
                                                         ------              ----            ------            ------
      Total restructuring, excluding non-cash            $4,654              $547            $2,336            $1,771
                                                         ======              ====            ======            ======

Facility consolidations represented by the remaining accrual are expected to be substantially completed in fiscal 2000.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                                            July 31,
                                                    -----------------------      January 31,
                                                      2000           1999           2000
                                                    --------       --------      ----------
Inventories:
      Finished goods                                $274,230       $230,405       $221,765
      Work in process                                 95,349         89,574         96,086
      Raw materials                                   81,382         62,468         77,137
                                                    --------       --------       --------
      Total Inventories                             $450,961       $382,447       $394,988
                                                    ========       ========       ========

If inventories were valued at current replacement costs, they would have totaled $452,943, $387,743 and $396,970 at July 31, 2000, July 31, 1999,
and January 31, 2000, respectively.

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
----------------------------------------------------------------
                   (Amounts in thousands)


                                                                            July 31,
                                                                    ----------------------      January 31,
                                                                      2000           1999          2000
                                                                    -------        -------      -----------
Intangible assets:
      Goodwill                                                      $63,548        $63,887        $63,886
      less accumulated amortization                                  22,153         18,558         20,509
                                                                    -------        -------        -------
      Net goodwill                                                   41,395         45,329         43,377
                                                                    -------        -------        -------

      Other identifiable intangibles                                 55,007         40,156         52,722
      less accumulated amortization                                  29,262         26,633         27,879
                                                                    -------        -------        -------
      Net other identifiable intangibles                             25,745         13,523         24,843
                                                                    -------        -------        -------
      Net intangible assets                                         $67,140        $58,852        $68,220
                                                                    =======        =======        =======

5. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). In connection with the execution of the 1999 Facility the Company paid various fees and costs totaling approximately $750. Facility fees range from .15% to .20% of the committed amount. The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. In August 2000 the 364 day revolving credit facility was extended for an additional year. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility bear interest at a spread of approximately .6% over LIBOR. Covenants related to the 1999 Facility are more flexible than those currently existing for Kellwood's notes due insurance companies. At July 31, 2000, outstanding short-term loans and letters of credit under the agreement were $0 and $166,000, respectively.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $125,000 at July 31, 2000. Borrowings under these uncommitted lines totaled $15,000 at July 31, 2000.

6. COMMON STOCK REPURCHASE. In November 1999 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.8 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Pursuant to this authorization, from December 1999 to February 2000 the Company purchased 2.78 million shares at an average price of $17.35 per share.

In March 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. Pursuant to this authorization, during March 2000 the Company purchased 1.17 million shares at an average cost of $17.07 per share, and during the period August 11 - September 12, 2000 the Company purchased .79 million shares at an average cost of $16.69 per share. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization.

On September 8, 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization.

               KELLWOOD COMPANY AND SUBSIDIARIES
               ---------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
----------------------------------------------------------------
                   (Amounts in thousands)


7. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Reflecting the change in the way the Company's business units are viewed and evaluated by management, effective in fiscal 2000, the Company changed the segments by which its results are reported. Segment information for prior periods has been restated. The Company's business units are aggregated into the following reportable segments:

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

     * Men's Sportswear designs, manufactures and sells men's woven and knit shirts, pants, jeans and outerwear sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and outerwear and Nautica(R) dress shirts and rainwear.

     * Other Soft Goods includes intimate apparel and recreation products.

Sales, operating earnings, and net assets by segment for the quarters and six month periods ended July 31, 2000 and 1999 as well as a reconciliation of the operating earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                  Three Months Ended July 31,   Six Months Ended July 31,
                                                  ---------------------------   -------------------------
                                                      2000           1999          2000           1999
                                                    --------       --------     ----------     ----------
Net Sales:
      Women's Sportswear                            $313,611       $333,080     $  779,681     $  803,110
      Men's Sportswear                                77,303         73,152        158,929        137,447
      Other Soft Goods                                78,369         64,343        180,113        158,462
                                                    --------       --------     ----------     ----------
      Kellwood net sales                            $469,283       $470,575     $1,118,723     $1,099,019
                                                    ========       ========     ==========     ==========

Operating earnings:
      Women's Sportswear                            $ 14,412       $ 22,649        $60,625        $73,305
      Men's Sportswear                                 8,989          3,823         15,362          7,333
      Other Soft Goods                                 4,885          4,747         17,140         16,635
                                                    --------       --------     ----------     ----------
      Total segments                                  28,286         31,219         93,127         97,273
      Amortization of Intangibles                     (1,818)        (1,659)        (3,535)        (5,863)
      Interest expense                                (6,418)        (6,357)       (14,506)       (14,409)
      General corporate and other                     (9,412)        (7,146)       (16,144)       (17,438)
      Impairment, restructuring & merger costs             -              -              -        (61,026)
                                                    --------       --------     ----------     ----------
      Earnings before income taxes                  $ 10,638       $ 16,057     $   58,942     $   (1,463)
                                                    ========       ========     ==========     ==========
Net Assets at quarter-end:
      Women's Sportswear                            $502,975       $527,054
      Men's Sportswear                               131,769        139,016
      Other Soft Goods                               140,801         96,507
      Corporate and other                             31,308         82,455
                                                    --------       --------
      Kellwood total                                $806,853       $845,032
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

8. STOCK OPTION PLANS. On June 1, 2000, the Company granted nonqualified stock options to certain officers and other key employees for 565,050 shares of common stock at an exercise price of $16.97, which was equal to the market value of the shares on the grant date.

9. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended July 31, 2000 and 1999, was $6,635 and $9,329, respectively. The Company's total comprehensive income for the six months ended July 31, 2000 and 1999, was $35,184 and ($20,901),
respectively.   Differences between net earnings and total comprehensive
income in each year, respectively, resulted from foreign currency translation.

10. SUBSEQUENT EVENT - ACQUISITIONS. On August 4, 2000, the Company acquired the business assets of Academy Broadway Corp. for book value of approximately $6,775. Academy Broadway will become part of the Other Soft Goods segment. The transaction will be accounted for as a purchase.

On August 24, 2000 the Company announced that it had signed a definitive agreement to acquire Dorby Frocks, Ltd., a New York-based maker of women's apparel with over $100 million in annual sales. Dorby will be a part of the Women's Sportswear segment. The transaction is expected to close in September and will be accounted for as a purchase.

                KELLWOOD COMPANY AND SUBSIDIARIES
                ---------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ---------------------------------------------------------------
     RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
     -----------------------------------------------------------


OPERATING RESULTS
-----------------
Kellwood Company recorded sales for the second quarter ended July 31, 2000 of $469.3, essentially flat with the $470.6 reported in the prior year. Net earnings for the quarter were $6.6 or $.28 per share on a diluted basis, down from $9.6 or $.34 per share last year. As a result of Kellwood's share repurchase program initiated in December 1999, average diluted shares in the quarter were 24.0 million vs. 28.1 million in the prior year.

Sales in the first half were a record $1,119, up 2% compared to the prior year. Net earnings for the half were also a record, up 2% to $35.6 from the $35.1 before unusual items reported last year. Diluted earnings per share for the first half increased 17% to $1.46 per share compared to $1.25 per share before unusual items reported last year.

Since December 1999 the Company has repurchased approximately 4.7 million shares at a total cost of approximately $81.5, an average cost of $17.18 per share.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended July 31 have historically been lower than for the other quarters of the fiscal year. In recent years, the July quarter's results have represented approximately 22% of the year's sales and 14% of net earnings before unusual items.

SUMMARIZED FINANCIAL DATA for the quarter and the six months ended July 31, 2000 and 1999 are as follows. (percentages are calculated based on actual data, but columns may not add due to rounding)

                                                   Three months ended July 31,          Six months ended July 31,
                                                -------------------------------     ---------------------------------
                                                 2000        1999      % Change      2000        1999        % Change
                                                ------      ------     --------     ------      ------       --------
      Net Sales                                 $  469      $  471        -0.3%     $1,119      $1,099          1.8%
      Cost of products sold                        372         370         0.7%        880         855          3.0%
      S, G & A                                      78          77         1.6%        162         165         -1.8%
                                                ------      ------       -----      ------      ------        -----
      Operating earnings                            19          24       -20.6%         77          79         -3.6%
      Amort. of intangibles                          2           2         9.6%          4           6        -39.7%
      Interest, net & other                          6           6         1.0%         15          14          0.7%
      Koret merger costs                             -           -                       -           5
      Facilities shut-down                           -           -                       -           7
      Goodwill impairment                            -           -                       -          49
                                                ------      ------                  ------      ------
      Earnings before tax                           11          16                      59          (1)<F*>
      Income Taxes                                   4           7                      23          20
                                                ------      ------                  ------      ------
      Net Earnings                              $    7      $   10                  $   36      $  (21)<F**>
                                                ======      ======                  ======      ======
      Effective tax rate<F***>                    37.6%       40.5%       -2.9%       39.5%       41.1%        -1.6%
      Average diluted shares                      24.0        28.1       -14.5%       24.4        28.1        -13.3%
                                                ------      ------       -----      ------      ------        -----

<F*> - Earnings before income taxes, excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment), were $59 in 2000 compared to $60 in 1999, a 1.0% decrease.


<F**> - Net Earnings for the six months, excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment), were $36 in 2000 compared to $35 in 1999, a 1.7% increase.

<F***> - Excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment).

                                                  Three months ended July 31,           Six months ended July 31,
                                                -------------------------------     --------------------------------
                                                 2000        1999      % Change      2000        1999       % Change
                                                ------      ------     --------     ------      ------      --------
As a percentage of Net Sales:
      Net Sales                                 100.0%      100.0%                  100.0%      100.0%
      Cost of products sold                      79.3%       78.6%         .7%       78.7%       77.8%         .9%
      S, G & A                                   16.6%       16.3%         .3%       14.5%       15.0%        -.5%
                                                -----       -----        ----       -----       -----         ---
      Operating earnings                          4.1%        5.1%       -1.0%        6.8%        7.2%        -.4%
      Amort. of intangibles                        .4%         .4%          -          .3%         .5%        -.2%
      Interest, net & other                       1.4%        1.3%         .1%        1.3%        1.3%          -
                                                -----       -----        ----       -----       -----         ---
      Earnings before income taxes
        and unusual items                         2.3%        3.4%       -1.1%        5.3%        5.4%        -.1%
      Impairment, restructuring
        & merger costs                              -           -                       -         5.6%
                                                -----       -----                   -----       -----
      Earnings before income taxes                2.3%        3.4%                    5.3%        -.1%
      Income Taxes                                0.9%        1.4%                    2.1%        1.8%
                                                -----       -----                   -----       -----
      Net Earnings                                1.4%        2.0%                    3.2%       -2.0%
                                                =====       =====                   =====       =====

SALES. The primary sales weakness in the quarter was in Women's Sportswear which declined 6% from the prior year due to softness in Spring and Summer sales in this segment across nearly every channel of distribution. As a result, retailers have cancelled some early fall orders and pushed out delivery dates for fall merchandise.

The year-to-year drop in sales of Women's Sportswear for the quarter was largely offset by:
     *    a 6% increase in sales of Men's Sportswear due to the
          successful introduction of the new Slates(R) line of men's casual business sportswear,
     *    growth in the Company's private label shirt business, and
     *    the sales of Biflex, a bra company, acquired in January
          2000.

Sales for the first half were $1,119, up $20 or 2%. The year-to-year $23 (3%) drop in sales of Women's Sportswear was offset by a $21 (16%) increase in sales of Men's Sportswear and a $22 (14%) increase in sales of Other Soft Goods as a result of the acquisition of Biflex.

COST OF PRODUCTS SOLD as a percentage of sales in the quarter increased
 .7% to 79.3% from 78.6% in the prior year. This was caused by a two percentage point drop in Women's Sportswear margins due to the previously mentioned soft retail climate which resulted in having to take higher markdown allowances than planned as well as higher inventory markdowns required to liquidate some merchandise below full wholesale prices due to cancelled orders. This margin decline was partially offset by:
     * a strong performance by the Men's Sportswear segment, driven by more competitive sourcing and running most of the segment's facilities at near full capacity, and
     *    the acquisition of Biflex in January 2000.

Cost of Products Sold as a percentage of sales for the half increased to 78.7% from 77.8% in the prior year. In addition to the above second quarter factors which are also applicable to the first half, a reclassification of certain distribution costs in the first quarter from S,G&A expense into Cost of Goods Sold combined with the year-end LIFO adjustment recorded in April 1999 had a .4% impact.

S,G&A EXPENSE for the quarter increased $1.2 to 16.6% of sales from 16.3% in the prior year principally due to higher investment spending to develop and install new information systems and to launch several new marketing initiatives. These investments were partially offset by S,G&A cost reductions as a result of the consolidation of certain administrative support and other activities.

S,G&A expense for the first half decreased $2.9 to 14.5% of sales from 15.0% in the prior year. In addition to the above second quarter factors, which were applicable to the first half, the first quarter reclassification of certain distribution costs out of S,G&A into burden reduced reported S,G&A and S,G&A as a percentage of sales in the current year.

                  KELLWOOD COMPANY AND SUBSIDIARIES
                  ---------------------------------
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     -----------------------------------------------------------
        AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
        -----------------------------------------------------


AMORTIZATION of intangible assets for the first half decreased compared to the prior year as a result of the provision for goodwill impairment recorded in the April 1999 quarter.

INTEREST EXPENSE for the quarter was flat compared to the prior year as a result of the net impact of:
     * a $1.2 reduction in interest expense from the marking to market of the swap and swaption entered into in January 2000 offset by
     * $1.2 higher interest expense associated with increased debt level resulting from the repurchase of $68 of the Company's outstanding shares.

The Company also incurred $.4 higher interest expense due to the higher fixed rates on the $150 Senior Notes issued in July 1999. Offsetting this was lower interest expense resulting from continued improvements in working capital management.

THE EFFECTIVE TAX RATE for the quarter and the six months ended July 31, 2000 decreased to 37.6% and 39.5% from 40.5% and 41.1% in the prior year as a result of the decreased amortization of goodwill and as the result of certain business initiatives undertaken to reduce the company's effective state income tax rate. The decreased amortization of goodwill resulted from the provision for goodwill impairment recorded in April 1999 which reduced the Company's non-deductible amortization expense.

SHARES OUTSTANDING AND EPS
--------------------------
From December 1999 through March 2000, the Company repurchased over 3.9 million shares of Kellwood Company common stock. As a result, there were only 24.0 million average shares outstanding for the quarter (and
24.4 million for the six months ended July 31, 2000), compared with 28.1 million shares on a diluted basis in the prior year.

RESTRUCTURING
-------------
In the fourth quarter of fiscal 1999 the Company recorded a provision for facilities shut-down which included an accrual of $5.2 for costs of plant closures. During the second quarter, $2.3 was expended on termination benefits, vacant facilities costs, and other costs pursuant to this charge. Facility consolidations represented by the remaining accrual balance are expected to be substantially completed in fiscal 2000.

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
     * Other Soft Goods, which includes intimate apparel and recreation products.

Sales by segment for the quarter were as follows:


                                                   Three months ended July 31,         Six months ended July 31,
                                                  -----------------------------     -------------------------------
                                                  2000        1999     % Change      2000        1999      % Change
                                                  ----        ----     --------     ------      ------     --------
Net Sales
      Women's Sportswear                          $314        $333       -5.8%      $  780      $  803       -2.9%
      Men's Sportswear                              77          73        5.7%         159         137       15.6%
      Other Soft Goods                              78          64       21.8%         180         158       13.7%
                                                  ----        ----       ----       ------      ------       ----
      Total Net Sales                             $469        $471       -0.3%      $1,119      $1,099        1.8%
                                                  ====        ====       ====       ======      ======       ====

The business portfolios contributed the following percentages of Kellwood Net Sales for the quarter, respectively:

                                      Three months ended July 31,         Six months ended July 31,
                                      ---------------------------         -------------------------
                                           2000        1999                    2000        1999
                                          ------      ------                  ------      ------
Net Sales:
      Women's Sportswear                   66.8%       70.8%                   69.7%       73.1%
      Men's Sportswear                     16.5%       15.5%                   14.2%       12.5%
      Other Soft Goods                     16.7%       13.7%                   16.1%       14.4%
                                          -----       -----                   -----       -----
      Total Net Sales                     100.0%      100.0%                  100.0%      100.0%
                                          =====       =====                   =====       =====


Operating Earnings by segment for the quarter and the six months were as follows:

                                            Three months ended July 31,        Operating margin
                                           ------------------------------      -----------------
                                            2000        1999     % Change      2000        1999
                                           -----       -----     --------      -----       -----
Operating Earnings:
      Women's Sportswear                   $14.4       $22.6      -36.4%        4.6%        6.8%
      Men's Sportswear                       9.0         3.8      135.1%       11.6%        5.2%
      Other Soft Goods                       4.9         4.7        2.9%        6.2%        7.4%
                                           -----       -----      -----        ----         ---
      Segment Operating Earnings           $28.3       $31.2       -9.4%        6.0%        6.6%
                                           =====       =====      =====        ====         ===

                                             Six months ended July 31,          Operating margin
                                           ------------------------------       ----------------
                                            2000        1999     % Change       2000        1999
                                           -----       -----     --------       ----       -----
Operating Earnings:
      Women's Sportswear                   $60.6       $73.3      -17.3%        7.8%        9.1%
      Men's Sportswear                      15.4         7.3      109.5%        9.7%        5.3%
      Other Soft Goods                      17.1        16.6        3.0%        9.5%       10.5%
                                           -----       -----      -----         ---        ----
      Segment Operating Earnings           $93.1       $97.3       -4.3%        8.3%        8.9%
                                           =====       =====      =====         ===        ====

Women's Sportswear sales for the second quarter were down $19 or 6% compared to the prior year due to weak consumer demand in this sector of the marketplace over the past three months. As a result, retailers have cancelled some orders, pushed out delivery dates for fall merchandise and cancelled other orders of summer product if the merchandise was not delivered within their shipping window. Sales for this segment for the first half were down $23 or 3% due to the impact of these second quarter factors and as a result of late deliveries of Spring product from a number of contractors, principally in Mexico. Partially offsetting this slippage was growth from Kellwood's dress businesses, including Kathie Lee(R), Sag Harbor(R), Plaza South(TM), MHM(R), Studio Ease(R), M by David Meister(TM), and Vintage Blue(TM). Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) decreased as a consequence of the cancelled or delayed orders (for the second quarter) and the contractor delivery problems discussed above (for the first half).

Men's Sportswear sales for the second quarter increased $4 or 6% ($22 or 16% for the first half) due principally to the increased distribution of the new Slates(R) line of men's casual business sportswear and dress shirts. Growth is also being driven by the newly expanded knit shirt capacity in the Maldives and by an increase in sales of men's pants made in Sri Lanka to Polo and Hilfiger. The shirt business is also benefiting from pipeline filling as the retailers change their product mix to include a more broad range of new colors and upgraded fabrications. Operating earnings increases and the increase in the operating margin were driven by increased capacity in China, Sri Lanka and the Maldives as well as expansion of the Company's network of contractors in low cost areas. More efficient operation as facilities are operating closer to capacity has also improved gross margins.

The Other Soft Goods segment reported a 22% increase in sales for the quarter (14% for the first half) as a result of the acquisition of Biflex International, Inc., a bra company, in January 2000. While the Biflex acquisition added $15 in sales for the quarter ($27 for the first half), this was partially offset by a 4% decline in the sales of recreation products for the quarter. The segment's operating earnings for the quarter increased slightly as compared to the prior year as a result of the addition of Biflex, but the segment's operating margin declined slightly because of product mix within this segment. Future results of this segment will include the sales of Academy Broadway, a $25 (sales) competitor in the discount mass merchandising market, which Kellwood acquired in August.

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

LEVERAGE
--------
Total debt represents 46% of capital at July 31, 2000 as compared to 45% at January 31, 2000 and 46% at July 31, 1999. The major items impacting leverage in this period were the acquisition of Biflex in January 2000 for $29 and the repurchase of 3.9 million Kellwood shares at a cost of $68 during the November 1999 to March 2000 time frame. The Company's borrowing needs were held down by improved working capital management.

WORKING CAPITAL
---------------
The current ratio decreased to 3.2 at July 31, 2000 and 3.3 at January 31, 2000 compared to 3.8 at July 31, 1999. The July 1999 level was unusually high, largely as a result of the $150 long-term debt issuance in July 1999. This debt issuance substantially eliminated current Notes payable and temporarily increased the Company's balance of Cash and time deposits.

Accounts Receivable at July 31 decreased $24 or 7% vs. the prior year, while accounts payable increased $35 or 29%, both as a result of the Company's increased focus on improving working capital management.

The receivables and payables improvements were offset by a $68 increase in inventory levels as compared to the prior year. Part of this increase resulted from of the acquisition of Biflex, which added $16 to inventory. The remaining increase was needed to support higher sales levels expected for the second half of the year. Kellwood's overall inventory days on hand were 71 at July 31, 2000 compared to 66 in the prior year.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $13 for the first half compared to $16 in the prior year. Capital spending for fiscal 2000 is expected to be about $30.

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

The Company maintains a $350 credit facility. This facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At April 30, 2000, $184 was available for future use under this credit facility.

ACQUISITIONS:
     * On August 4, 2000, the Company acquired the business assets of Academy Broadway Corp. for book value of approximately $6.8. Academy Broadway will become part of the Other Soft Goods segment. The transaction will be accounted for as a purchase.

     * On August 24, 2000 the Company announced that it had signed a definitive agreement to acquire Dorby Frocks, Ltd., a New York-based maker of women's apparel with over $100 in annual sales. Dorby will be a part of the Women's Sportswear segment. The transaction is expected to close in September and will be accounted for as a purchase.

The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various other potential acquisition candidates are in different stages of this process.

On March 2, 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. Pursuant to this authorization, during March 2000 the Company purchased 1.17 million shares at an average cost of $17.07 per share, and during the period August 11 - September 12, 2000 the Company purchased .79 million shares at an average cost of $16.69 per share. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization. Since November 1999 the Company has repurchased over 4.7 million shares, or 17.0% of the outstanding shares, at a total cost of $81.5, an average price of $17.18 per share.

On September 8, 2000 the Board of Directors authorized the Company to purchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) at management's discretion.

Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.


OUTLOOK AS OF SEPTEMBER 13, 2000
--------------------------------
Management expects Kellwood's sales for the year to be up approximately 6%, and the operating earnings margin for fiscal 2000 is expected to be approximately 6.4% of sales for the year, excluding the impact of the Dorby acquisition. The income tax rate is expected to be approximately 39.5%.

The Dorby acquisition, if closed in September as anticipated, will add approximately $30 of sales to fiscal 2000. Due to purchase accounting adjustments and goodwill amortization, however, the acquisition of Dorby will reduce operating earnings by about $1 (to 6.2% of sales for the year). The impact on earnings per share for fiscal 2000 is expected to be dilution of approximately $.10.

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

MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At July 31, 2000, the Company's debt portfolio was composed of approximately 46% variable-rate debt (including the amount of debt subject to the swap and option discussed above) and 54% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Except for the outcome of the option to cancel the interest rate swap discussed in note 6 to the Transition Period financial statements, management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2000.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $341 at July 31, 2000 which compares to their book value of $351. With respect to the Company's fixed-rate debt outstanding at July 31, 2000, a 10% increase in interest rates would have resulted in approximately a $11 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $20 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

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

                          KELLWOOD COMPANY
                          ----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)   EXHIBITS:

            S.E.C. Exhibit
            Reference No.                  Description
            -------------                  -----------

                 27            Financial Data Schedule, filed herewith.

     b)   REPORTS ON FORM 8-K:

          The following reports were filed on Form 8-K during the three months ended July 31, 2000:

          none

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 13, 2000      /s/ Thomas H. Pollihan
                        ---------------------------------------------
                        Thomas H. Pollihan
                        Vice President, Secretary and General Counsel



September 13, 2000      /s/ Gerald M. Chaney
                        ---------------------------------------------
                        Gerald M. Chaney
                        Vice President Finance
                        (Principal Financial & Accounting Officer)