Form 10-Q
period 2000-10-31
KELLWOOD CO
filed 2000-12-15
CIK 55080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2000

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    -------------------


                         Commission File Number 1-7340

                                KELLWOOD COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                           36-2472410
---------------------------------                        ----------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                       63178
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (314) 576-3100

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

Number of shares of common stock, par value $.01, outstanding at October 31, 2000 (only one class): 22,662,902.
                       ----------

                               KELLWOOD COMPANY
                               ----------------

                                    INDEX
                                    -----
                                                                      Page No.
                                                                      --------
PART I.           FINANCIAL INFORMATION

                  Condensed Consolidated Balance Sheet                     3

                  Condensed Consolidated Statement of Earnings             4

                  Condensed Consolidated Statement of Cash Flows           5

                  Notes to Condensed Consolidated Financial
                   Statements                                            6-9

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       10-17


PART II.          OTHER INFORMATION                                       18

                                           PART I.  FINANCIAL INFORMATION
                                           ------------------------------

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)
                                                                           October 31,
                                                                 ------------------------------         January 31,
                                                                    2000                1999               2000
                                                                 ----------          ----------         -----------
ASSETS
------
Current assets:
    Cash and time deposits                                       $   23,071          $  111,958          $   54,501
    Receivables, net                                                452,141             417,138             326,868
    Inventories                                                     413,208             301,580             394,988
    Prepaid taxes and expenses                                       36,470              38,093              47,921
                                                                 ----------          ----------          ----------
         Total current assets                                       924,890             868,769             824,278

Property, plant and equipment, net                                  111,422             108,647             103,674

Intangible assets, net                                              119,962              57,255              68,220

Other assets                                                        108,654             101,833             101,681
                                                                 ----------          ----------          ----------

Total assets                                                     $1,264,928          $1,136,504          $1,097,853
                                                                 ==========          ==========          ==========



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                            $    9,245          $   15,791          $   10,992
    Notes payable                                                    65,722               2,609               4,083
    Accounts payable                                                165,940             129,507             151,637
    Accrued expenses                                                108,828              93,049              81,446
                                                                 ----------          ----------          ----------
         Total current liabilities                                  349,735             240,956             248,158

Long-term debt                                                      418,625             369,544             346,479

Deferred income taxes and other                                      59,949              50,699              57,346

Shareowners' equity:
    Common stock                                                    167,577             166,288             166,312
    Retained earnings                                               412,124             360,075             361,000
    Accumulated other comprehensive income                          (10,169)             (9,286)             (9,378)
                                                                 ----------          ----------          ----------
                                                                    569,532             517,077             517,934
    Less treasury stock, at cost                                   (132,913)            (41,772)            (72,064)
                                                                 ----------          ----------          ----------
         Total shareowners' equity                                  436,619             475,305             445,870
                                                                 ----------          ----------          ----------

Total liabilities & shareowners' equity                          $1,264,928          $1,136,504          $1,097,853
                                                                 ==========          ==========          ==========

See notes to condensed consolidated financial statements.

                                   3


                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                              --------------------------------------------------------
                                    (Amounts in thousands except per share data)

                                                          Three Months Ended                    Nine Months Ended
                                                              October 31,                          October 31,
                                                   --------------------------------     --------------------------------
                                                        2000               1999              2000              1999
                                                   --------------     -------------     -------------      -------------
Net sales                                          $      703,140     $     633,456     $   1,821,863      $   1,732,475

Costs and expenses:
    Cost of products sold                                 558,029           495,657         1,438,302          1,350,467
    Selling, general and
       administrative expenses                             91,660            84,216           253,535            248,994
    Amortization of intangible assets                       2,019             1,640             5,553              7,503
    Interest expense                                        8,048             8,453            22,554             22,862
    Interest income and other, net                            154              (276)             (254)              (680)
    Costs of Koret merger                                       -                 -                 -              5,288
    Provision for facilities shut-down                          -                 -                 -              6,793
    Provision for goodwill impairment                           -                 -                 -             48,945
                                                   --------------     -------------     -------------      -------------

Earnings before income taxes                               43,230            43,766           102,173             42,303


Income taxes                                               16,500            17,700            39,800             37,691
                                                   --------------     -------------     -------------      -------------

Net earnings                                       $       26,730     $      26,066     $      62,373      $       4,612
                                                   ==============     =============     =============      =============




Weighted average shares outstanding:

    Basic                                                  23,241            27,805            23,964             27,612
                                                   ==============     =============     =============      =============

    Diluted                                                23,292            28,046            24,009             28,091
                                                   ==============     =============     =============      =============


Earnings per share:

    Basic                                          $         1.15     $         .94     $        2.60      $         .17
                                                   ==============     =============     =============      =============


    Diluted                                        $         1.15     $         .93     $        2.60      $         .16
                                                   ==============     =============     =============      =============



Dividends paid per share                           $          .16     $         .16     $         .48      $         .48
                                                   ==============     =============     =============      =============



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

                                                                                           Nine Months Ended
                                                                                              October 31,
                                                                                  ----------------------------------
                                                                                       2000                 1999
                                                                                  ---------------      -------------
OPERATING ACTIVITIES:

Net earnings                                                                      $        62,373      $       4,612
Add/(deduct) items not affecting operating cash flows:
         Depreciation and amortization                                                     19,596             21,299
         Increase in prepaid pension cost                                                  (5,949)            (4,121)
         Deferred income taxes and other                                                      976             (1,711)
         Non-cash portion of facilities shut-down provision                                     -              1,146
         Provision for goodwill impairment                                                      -             48,945

Changes in working capital:
         Receivables, net                                                                (107,609)          (137,159)
         Inventories                                                                        7,297            114,595
         Prepaid taxes and expenses                                                        12,270                809
         Accounts payable                                                                   7,580             27,256
         Accrued expenses                                                                  21,010             23,374
                                                                                  ---------------      -------------
Net cash provided by operating activities                                                  17,544             99,045
                                                                                  ---------------      -------------

INVESTING ACTIVITIES:
    Additions to fixed assets                                                             (19,538)           (24,689)
    Investment in subsidiaries                                                            (91,796)            (8,888)
    Other investing activities                                                              1,155                792
                                                                                  ---------------      -------------
Net cash provided/(used) by investing activities                                         (110,179)           (32,785)
                                                                                  ---------------      -------------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                                    -            149,127
    Reduction of long-term debt                                                            (9,601)           (17,319)
    Proceeds from notes payable                                                           834,074            681,472
    Reduction of notes payable                                                           (692,435)          (814,322)
    Dividends paid                                                                        (11,530)           (12,482)
    Stock repurchase pursuant to announced plan                                           (60,738)                 -
    Stock transactions under incentive plans                                                1,435              5,000
                                                                                  ---------------      -------------
Net cash provided/(used) by financing activities                                           61,205             (8,524)
                                                                                  ---------------      -------------

NET INCREASE IN CASH AND TIME DEPOSITS                                                    (31,430)            57,736
Cash and time deposits, beginning of period                                                54,501             54,222
                                                                                  ---------------      -------------
Cash and time deposits, end of period                                             $        23,071      $     111,958
                                                                                  ===============      =============


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

2. CHANGE IN FISCAL YEAR. In August 1999 the company changed its fiscal year-end from April 30 to January 31. This change resulted in a short fiscal year covering the nine month transition period from May 1, 1999 to January 31, 2000. References to the company's fiscal periods represent the following:

    Fiscal Period                                             Represents
    -------------                                             ----------
    fiscal 2000...............................................the year ended January 31, 2001 the Transition Period.....................................the nine months ended January 31, 2000 fiscal 1999 ..............................................the year ended April 30, 1999

3. FACILITY CONSOLIDATIONS. In the fourth quarter of fiscal 1999, the Company recorded a provision for facilities shut-down of $6,793. Details of activity during the quarter related to this provision and the accrual balances remaining at October 31, 2000 are as follows:

                                                                         Spending in fiscal 2000
                                                        Accrual      -------------------------------            Accrual
                                                     Balance at            through     quarter ended         Balance at
                                               January 31, 2000      July 31, 2000  October 31, 2000   October 31, 2000
                                               ----------------      -------------  ----------------   ----------------
     Employee severance                             $     3,298       $      2,479     $         559       $        260
     Vacant facilities / lease termination                1,167                365                63                739
     Other cash restructuring costs                         189                 39                 4                146
                                                    -----------       ------------     -------------       ------------
     Total restructuring, excluding non-cash        $     4,654       $      2,883     $         626       $      1,145
                                                    ===========       ============     =============       ============

Facility consolidations represented by the remaining accrual are expected to be substantially completed in fiscal 2000.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                                                    October 31,
                                                          -------------------------------       January 31,
                                                              2000               1999              2000
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     252,819     $     169,769     $      221,765
      Work in process                                            77,381            72,020             96,086
      Raw materials                                              83,008            59,791             77,137
                                                          -------------     -------------     --------------
      Total Inventories                                   $     413,208     $     301,580     $      394,988
                                                          =============     =============     ==============

      If inventories were valued at current replacement costs, they would have totaled $415,964, $303,976 and $396,970 at October 31, 2000,
      October 31, 1999, and January 31, 2000, respectively.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
       ----------------------------------------------------------------
                            (Amounts in thousands)

                                                                     October 31,
                                                          -------------------------------       January 31,
                                                              2000               1999              2000
                                                          -------------     -------------     --------------
Intangible assets:
      Goodwill                                            $     112,814     $      63,886     $       63,886
      less accumulated amortization                              24,132            19,549             20,509
                                                          -------------     -------------     --------------
      Net goodwill                                               88,682            44,337             43,377
                                                          -------------     -------------     --------------

      Other identifiable intangibles                             60,478            40,220             52,722
      less accumulated amortization                              29,198            27,302             27,879
                                                          -------------     -------------     --------------
      Net other identifiable intangibles                         31,280            12,918             24,843
                                                          -------------     -------------     --------------

      Net intangible assets                               $     119,962     $      57,255     $       68,220
                                                          =============     =============     ==============

5. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). In connection with the execution of the 1999 Facility the Company paid various fees and costs totaling approximately $750. Facility fees range from .15% to .20% of the committed amount. The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. In August 2000 the 364 day revolving credit facility was extended for an additional year. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility bear interest at a spread of approximately .6% over LIBOR. Covenants related to the 1999 Facility are more flexible than those currently existing for Kellwood's notes due insurance companies. At October 31, 2000, outstanding short-term loans and letters of credit under the agreement were $75,000 and $144,184, respectively.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $125,000 at October 31, 2000. Borrowings under these uncommitted lines totaled $67,000 at October 31, 2000.

6. COMMON STOCK REPURCHASE. In November 1999 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.8 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Pursuant to this authorization, from December 1999 to February 2000 the Company purchased 2.8 million shares at an average price of $17.35 per share, completing this authorization.

In March 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Pursuant to this authorization, during March 2000 the Company purchased 1.17 million shares at an average cost of $17.07 per share, and during the period August 11 - October 24, 2000 the Company purchased 1.32 million shares at an average cost of $17.14 per share, completing this authorization.

On September 8, 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization. No purchases have been made pursuant to this authorization.

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

     * Men's Sportswear designs, manufactures and sell men's woven and knit shirts, pants, jeans and outerwear sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and outerwear and Nautica(R) dress shirts and rainwear.

     *  Other Soft Goods includes intimate apparel and recreation products.

Sales, operating earnings, and net assets by segment for the quarters and nine month periods ended October 31, 2000 and 1999 as well as a reconciliation of the operating earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                 Three months ended October 31,       Nine Months ended October 31,
                                                --------------------------------     ------------------------------
                                                     2000              1999              2000             1999
                                                -------------     --------------     -------------   --------------
Net Sales:
    Women's Sportswear                          $     501,587     $      466,119     $   1,281,268   $    1,269,229
    Men's Sportswear                                  109,883            105,540           268,812          242,987
    Other Soft Goods                                   91,670             61,797           271,783          220,259
                                                -------------     --------------     -------------   --------------
    Kellwood net sales                          $     703,140     $      633,456     $   1,821,863   $    1,732,475
                                                =============     ==============     =============   ==============

Operating earnings:
    Women's Sportswear                          $      44,085     $       40,588     $     104,710   $      113,893
    Men's Sportswear                                   14,327             13,430            29,688           20,763
    Other Soft Goods                                    5,933              5,203            23,073           21,838
                                                -------------     --------------     -------------   --------------
    Total segments                                     64,345             59,221           157,471          156,494

    Amortization of Intangibles                        (2,019)            (1,640)           (5,553)          (7,503)
    Interest expense                                   (8,048)            (8,453)          (22,554)         (22,862)
    General corporate and other                       (11,048)            (5,362)          (27,191)         (22,800)
    Impairment, restructuring & merger costs                -                  -                 -          (61,026)
                                                -------------     --------------     -------------   --------------
    Earnings before income taxes                $      43,230     $       43,766     $     102,173   $       42,303
                                                =============     ==============     =============   ==============

Net Assets at quarter-end:
    Women's Sportswear                          $     622,240     $      510,860
    Men's Sportswear                                  112,375            151,408
    Other Soft Goods                                  157,348             93,326
    Corporate and other                                38,248            107,655
                                                -------------     --------------
    Kellwood total                              $     930,211     $      863,249
                                                =============     ==============

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

9. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended October 31, 2000 and 1999, was $26,397 and $26,338, respectively. The Company's total comprehensive income for the nine months ended October 31, 2000 and 1999, was $61,582 and $5,437, respectively. Differences between net earnings and total comprehensive income in each year, respectively, resulted from foreign currency translation.

10. ACQUISITIONS. On August 4, 2000, the Company acquired the business assets of Academy Broadway, a marketer of camping and outdoor products. Academy Broadway will become part of the Other Soft Goods segment. The transaction will be accounted for as a purchase.

On September 22, 2000 the Company acquired Dorby Frocks, Ltd., a New York-based maker of women's apparel with over $100 million in annual sales. Dorby will be a part of the Women's Sportswear segment. The transaction will be accounted for as a purchase.

On September 29, 2000 the Company acquired the business assets of Romance du Jour, a Los Angeles-based sleepwear company. Romance du Jour will be a part of the Other Soft Goods segment. The transaction will be accounted for as a purchase.

On December 1, 2000 the Company acquired the business assets of Group B Clothing Company, a California-based maker of women's apparel known for its Democracy(R) brand. Group B will be a part of the Women's Sportswear segment. The transaction will be accounted for as a purchase.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                     ---------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      ---------------------------------------------------------------
        RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
        -----------------------------------------------------------


OPERATING RESULTS
-----------------
Kellwood Company reported record sales for the third quarter ended October 31, 2000 of $703.1, up 11% from the $633.5 reported in the prior year. Four acquisitions completed in the past year contributed $31 of the year-to-year sales growth. Excluding acquisitions, sales were up six percent. Net earnings for the quarter were $26.7 or $1.15 per share on a diluted basis, up from $26.1 or $.93 per share last year. As a result of Kellwood's share repurchase program initiated in December 1999, average diluted shares in the quarter were 23.3 million vs. 28.0 million in the prior year.

Sales in the first nine months were a record $1,822, up 5.2% compared to the prior year. Net earnings for the nine months were also a record, up 2% to $62.4 from the $61.1 before unusual items reported last year. Diluted earnings per share for the first nine months increased 19% to $2.60 per share compared to $2.18 per share before unusual items reported last year. Since December 1999 the Company has repurchased approximately 5.3 million shares at a total cost of approximately $90.8, an average cost of $17.23 per share.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the third quarter (ended October 31) have historically been higher than for the second or fourth quarters of the fiscal year. In recent years, the third quarter's results have represented approximately 30% of the year's sales and 42% of net earnings before unusual items.

SUMMARIZED FINANCIAL DATA for the quarter and the nine months ended October 31, 2000 and 1999 are as follows. (percentages are calculated based on actual data, but columns may not add due to rounding)

                                       Three months ended October 31,            Nine months ended October 31,
                                     ---------------------------------       ------------------------------------
                                       2000        1999       % Change         2000         1999         % Change
                                     --------    --------     --------       ---------    ---------      --------
     Net Sales                       $    703    $    633        11.0%       $   1,822    $   1,732          5.2%
     Cost of products sold                558         496        12.6%           1,438        1,350          6.5%
     S, G & A                              92          84         8.8%             254          249          1.8%
                                     --------    --------     --------       ---------    ---------      --------
     Operating earnings                    53          54        -0.2%             130          133         -2.2%
     Amort. of intangibles                  2           2        23.1%               6            8        -26.0%
     Interest, net & other                  8           8         0.3%              23           22          0.5%
     Impairment, restructuring
        & merger costs                      -           -            -               -           61
                                     --------    --------     --------       ---------    ---------
     Earnings before tax                   43          44        -1.2%             102           42*
     Income Taxes                          17          18        -6.8%              40           38
                                     --------    --------     --------       ---------    ---------
     Net Earnings                    $     27    $     26         2.5%       $      62    $       5**
                                     ========    ========     ========       =========    =========
     Effective tax rate ***             38.2%       40.4%        -2.2%           39.0%        40.8%         -1.8%
     Average diluted shares              23.3        28.0       -17.0%            24.0         28.1        -14.5%
                                     --------    --------     --------       ---------    ---------      --------
     Diluted Earnings per Share      $   1.15    $    .93        23.5%       $    2.60    $     .16**
                                     --------    --------     --------       ---------    ---------

* - Earnings before income taxes, excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment), were $102 in 2000 compared to $103 in 1999, a 1.1% decrease.

** - Net Earnings for the nine months, excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment) were $62 in 2000 compared to $61 in 1999, a 2.0% increase; Diluted earnings per share were $2.60 in 2000 compared to $2.18 in 1999 before unusual items, a 19.3% increase.

*** - Excluding the impact of the unusual items (Merger costs, facilities shut-down, and Goodwill impairment).

                                   10

                                        Three months ended October 31,             Nine months ended October 31,
                                       -------------------------------          ----------------------------------
                                        2000        1999        Change           2000         1999          Change
                                       ------      ------       ------          ------       ------         ------
As a percentage of Net Sales:
     Net Sales                         100.0%      100.0%                       100.0%       100.0%
     Cost of products sold              79.4%       78.2%         1.2%           78.9%        78.0%           .9%
     S, G & A                           13.0%       13.3%        -0.3%           13.9%        14.4%          -.5%
                                       ------      ------       ------          ------       ------         -----
     Operating earnings                  7.6%        8.5%        -0.9%            7.1%         7.7%          -.6%
     Amort. of intangibles                .3%         .3%            -             .3%          .4%          -.1%
     Interest, net & other               1.2%        1.3%        -0.1%            1.2%         1.3%          -.1%
                                       ------      ------       ------          ------       ------         -----
     Earnings before income taxes
          and unusual items              6.1%        6.9%        -0.8%            5.6%         6.0%          -.4%
     Impairment, restructuring
          & merger costs                    -           -                            -         3.5%
                                       ------      ------                       ------       ------
     Earnings before income taxes        6.1%        6.9%                         5.6%         2.4%
     Income Taxes                        2.3%        2.8%                         2.2%         2.2%
                                       ------      ------                       ------       ------
     Net Earnings                        3.8%        4.1%                         3.4%         0.3%
                                       ======      ======                       ======       ======

SALES. The Company's sales growth for the quarter was broad-based in terms of business segments and channels of distribution. Each of Kellwood's three business segments contributed to the 11% growth. Sales of women's sportswear were up 8%, men's sportswear sales were up 4%, and other soft goods, which includes intimate apparel and recreation products, were up 48%.
      * Sales growth for the quarter was broad-based among all major distribution channels, including department stores, national chains, discounters, specialty stores and mail order.
      *  Kellwood increased its penetration with its largest customers.
      *  Acquisitions contributed 5% of the 11% increase, including:
         - Biflex International (acquired January 2000), part of the Other Soft Goods segment,
         - Academy Broadway Corp. (acquired August 2000), part of the Other Soft Goods segment,
         - Dorby Frocks, Ltd., (acquired September 2000), part of the Women's Sportswear segment, and
         - Romance du Jour (acquired September 29, 2000), part of the
           Other Soft Goods segment.
Excluding acquisitions, women's sportswear sales were up 5%, and other soft goods sales were up 16%.

Sales for the first nine months were $1,822, up $90 or 5%. Each of Kellwood's business segments contributed to the year-to-year growth. Women's Sportswear was up $12 or 1%, principally as a result of the acquisition of Dorby Frocks. Men's Sportswear sales increased $26 (11%), and Other Soft Goods sales were up $52 (23%) primarily due to the acquisition of Biflex and Romance du Jour.

COST OF PRODUCTS SOLD as a percentage of sales in the quarter increased 1.2% to 79.4% from 78.2% in the prior year. Kellwood experienced higher markdowns this year to assist our customers in liquidating some of our updated contemporary women's sportswear brands, which resulted in .8% of the decline. Unfavorable manufacturing variances resulting from phasing out of essentially all domestic pants, jeans and outerwear sewing, along with labor inefficiency and unabsorbed burden in the new intimate apparel plant in Mexico were largely responsible for the balance of the erosion in margin.

Cost of Products Sold as a percentage of sales for the nine months increased to 78.9% from 78.0% in the prior year. In addition to the above third quarter factors which are also applicable to the nine month period, the soft retail climate in the second quarter resulted in the Company having to take higher markdown allowances than planned. Additional inventory markdowns were required to liquidate some merchandise below full wholesale prices due to cancelled orders. Also, a reclassification of certain distribution costs in the first quarter from S,G&A expense into Cost of Goods Sold combined with the year-end LIFO adjustment recorded in April 1999 had a .4% impact.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                     ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -----------------------------------------------------------
         AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
         -----------------------------------------------------

S,G&A EXPENSE for the quarter decreased to 13.0% of sales from 13.3% in the prior year principally due to cost reductions as a result of the consolidation of certain administrative support and other activities. These efficiencies were partially offset by higher investment spending to develop and install new information systems and to launch several new marketing initiatives.

S,G&A expense for the nine months decreased to 13.9% of sales from 14.4% in the prior year. In addition to the above third quarter factors, which were applicable to the nine-month period, certain distribution costs which were classified in S,G&A before May 1999 were included in burden after that date.

AMORTIZATION of intangible assets for the nine month period decreased compared to the prior year as a result of the provision for goodwill impairment recorded in the April 1999 quarter.

INTEREST EXPENSE for the quarter was down $.4 compared to the prior year (down .3 for the nine months) as a result of the net impact of:
      * a $1.9 reduction in interest expense for the quarter ($3.1 for the nine months) from the marking to market of the swap and swaption entered into in January 2000, partially offset by
      * $1.5 higher interest expense for the quarter ($2.7 for the nine months) associated with increased debt levels resulting from the repurchase of $91 of the Company's outstanding shares.
Additionally, the increases in the Company's average debt outstanding as a result of the acquisitions of Biflex, Academy Broadway, Dorby and Romance du Jour resulted in $1.5 of higher interest expense, but this was offset by lower interest expense resulting from debt paid down using cash flow from operations.

THE EFFECTIVE TAX RATE for the quarter and the nine months ended October 31, 2000 decreased to 38.2% and 39.0% from 40.4% and 40.8% in the prior year as a result of the decreased amortization of goodwill and as the result of certain business initiatives which had the effect of reducing the company's effective state income tax rate. The decreased amortization of goodwill resulted from the provision for goodwill impairment recorded in April 1999 which reduced the Company's non-deductible amortization expense.

SHARES OUTSTANDING AND EPS
--------------------------
From December 1999 through October 2000, the Company repurchased 5.3 million shares of Kellwood Company common stock. As a result, there were only 23.3 million average shares outstanding for the quarter (and 24.0 million for the nine months ended October 31, 2000), compared with 28.1 million shares on a diluted basis in the prior year.

RESTRUCTURING
-------------
In the fourth quarter of fiscal 1999 the Company recorded a provision for facilities shut-down which included an accrual of $5.2 for costs of plant closures. During the third quarter, $.6 was expended on termination benefits, vacant facilities costs, and other costs pursuant to this charge. Facility consolidations represented by the remaining accrual balance are expected to be substantially completed in fiscal 2000.

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
     * Other Soft Goods, which includes intimate apparel and recreation products.

Sales by segment for the quarter and nine months were as follows:

                                       Three months ended October 31,            Nine months ended October 31,
                                     ---------------------------------       ------------------------------------
Net Sales                              2000        1999       % Change         2000         1999         % Change
                                     --------    --------     --------       ---------    ---------      --------
     Women's Sportswear              $    502    $    466         7.6%       $   1,281    $   1,269          0.9%
     Men's Sportswear                     110         106         4.1%             269          243         10.6%
     Other Soft Goods                      92          62        48.3%             272          220         23.4%
                                     --------    --------     --------       ---------    ---------      --------
     Total Net Sales                 $    703    $    633        11.0%       $   1,822    $   1,732          5.2%
                                     ========    ========     ========       =========    =========      ========

The business portfolios contributed the following percentages of Kellwood Net Sales:


                                       Three months ended October 31,            Nine months ended October 31,
                                       ------------------------------            -----------------------------
Net Sales:                              2000        1999                          2000          1999
                                       ------      ------                        ------        ------
     Women's Sportswear                 71.3%       73.6%                         70.3%         73.3%
     Men's Sportswear                   15.6%       16.7%                         14.8%         14.0%
     Other Soft Goods                   13.0%        9.8%                         14.9%         12.7%
                                       ------      ------                        ------        ------
     Total Net Sales                   100.0%      100.0%                        100.0%        100.0%
                                       ======      ======                        ======        ======

Operating Earnings by segment for the quarter and the nine months were as follows:


                                        Three months ended October 31,           Operating margin
                                     ----------------------------------         -----------------
Operating Earnings:                    2000        1999        % Change         2000        1999
                                     --------    --------      --------         -----       -----
     Women's Sportswear              $   44.1    $   40.6          8.6%          8.8%        8.7%
     Men's Sportswear                    14.3        13.4          6.7%         13.0%       12.7%
     Other Soft Goods                     5.9         5.2         14.0%          6.5%        8.4%
                                     --------    --------         -----         -----       -----
     Segment Operating Earnings      $   64.3    $   59.2          8.7%          9.2%        9.3%
                                     ========    ========         =====         =====       =====

                                        Nine months ended October 31,           Operating margin
                                     ----------------------------------         -----------------
Operating Earnings:                    2000        1999        % Change         2000        1999
                                     --------    --------      --------         -----       -----
     Women's Sportswear              $  104.7    $  113.9         -8.1%          8.2%        9.0%
     Men's Sportswear                    29.7        20.8         43.0%         11.0%        8.5%
     Other Soft Goods                    23.1        21.8          5.6%          8.5%        9.9%
                                     --------    --------         -----         -----       -----
     Segment Operating Earnings      $  157.5    $  156.5          0.6%          8.6%        9.0%
                                     ========    ========         =====         =====       =====

Women's Sportswear sales for the third quarter were up $35 or 8% compared to the prior year. The acquisition of Dorby Frocks in September contributed $11 of this increase. Sales for this segment for the nine months were up $12 resulting from the addition of Dorby and otherwise flat sales for the segment. Other factors in the first half, including weak consumer demand in this sector in the second quarter and late deliveries of Spring product from a number of contractors in the first quarter, were offset for the nine month period by growth in Kellwood's dress businesses, including Kathie Lee(R), Sag Harbor(R), Plaza South(TM), and MHM(R). Operating earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) increased $3.5 for the quarter in line with the increase in sales. Operating earnings for the nine month period both in dollars and as a percent of sales decreased as a consequence of the cancelled or delayed orders (in the second quarter) and the contractor delivery problems discussed above (in the first quarter).

Men's Sportswear sales for the second quarter increased $4 or 4% ($26 or 11% for the nine months) due principally to the increased distribution of the new Slates(R) line of men's casual business sportswear and dress shirts. Growth is also being driven by the newly expanded knit shirt capacity in the Maldives and by an increase in sales of men's pants made in Sri Lanka. The shirt business is also benefiting from pipeline filling as the retailers change their product mix to include a more broad range of new colors and upgraded fabrications. Operating earnings increases and the increase in the operating margin were driven by increased capacity in China, Sri Lanka and the Maldives as well as expansion of the Company's network of contractors in low cost areas. More efficient operation as facilities are operating closer to capacity has also improved gross margins.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


The Other Soft Goods segment reported a $30 or 48% increase in sales for the quarter (23% for the nine months) largely due to acquisitions. Acquisitions added $20 in sales for the quarter ($47 for the nine months). Sales excluding acquisitions for both of the business units in this segment were up for the quarter (intimate apparel sales were up 13%, and recreation products sales were up 20%) due largely to new product introductions. The segment's operating earnings for the quarter increased slightly as compared to the prior year as a result of the addition of Biflex, but the segment's operating margin declined slightly because of product mix within this segment.


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

LEVERAGE
--------
Total debt represents 53% of capital at October 31, 2000 as compared to 45% at January 31, 2000 and 45% at October 31, 1999. The major items impacting leverage in this period were the completion of acquisitions as discussed below, and the repurchase of 5.3 million Kellwood shares at a cost of $91 during the November 1999 to October 2000 time frame. The Company's borrowing needs were held down by improved working capital management.

WORKING CAPITAL
---------------
The current ratio decreased to 2.6 at October 31, 2000 and 3.3 at January 31, 2000 compared to 3.6 at October 31, 1999. The October 1999 level was unusually high, largely as a result of the $150 long-term debt issuance in July 1999. This debt issuance substantially eliminated current Notes payable and temporarily increased the Company's balance of Cash and time deposits.

Accounts Receivable at October 31 increased $35 or 8% vs. the prior year - less than the 11% increase in sales. Customer accounts receivable days outstanding were down one day from last year at 57 days. Accounts payable increased $36 or 28%. Both the decrease in accounts receivable days outstanding and the increase in accounts payable were the result of the Company's increased focus on improving working capital management.

The receivables and payables improvements were offset by a $112 increase in inventory levels as compared to the prior year. Part of this increase resulted from of the acquisitions discussed below, which added $47 to inventory. The remaining increase was needed to support higher sales levels and to ensure on-time delivery to customers. Kellwood's overall inventory days on hand (excluding recent acquisitions) were 85 at October 31, 2000 compared to 76 in the prior year.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $20 for the first nine months compared to $25 in the prior year. Capital spending for fiscal 2000 is expected to be about $25-30.

PENSION PLAN TERMINATION:
Kellwood has announced its intention to terminate the Kellwood Company
Pension Plan. The plan to be terminated generated substantially all of the:
Net pension (credit), Prepaid pension cost, Projected benefit obligation, and Fair market value of plan assets for the past three years as set forth in Note 7 to the Transition Period financial statements. In connection with this planned termination, the company has amended the plan to fully vest all current participants. Upon receipt of the final approvals discussed below, the Company will purchase annuities for or make distributions to all current participants, as directed by the participants. Additionally, in connection with implementation of the planned pension plan termination, the Company:
     * has purchased annuity contracts to fund the benefits of all current retirees and terminated vested participants,
     *   has frozen benefits under the pension plan effective August 31, 2000,
     * has increased its 401(k) "company match effective September 1, 2000 from 3% of covered compensation to 4% of covered compensation for participants in its 401(k) plan, and
     * has received approval from the Internal Revenue Service of the tax aspects of the plan termination.

As a result of this planned termination which is expected to be completed in April 2001, the Company expects to:
     * receive approximately $40 in excess cash from the plan (after payment of related excise and income taxes),
     * pre-fund approximately $35 of 401(k) plan contributions for its participating employees, and
     * recognize a gain of approximately $5 (net of income and excise taxes) in the quarter ending April 30, 2001.

After the termination is completed, the Company:
     * will no longer report a significant prepaid pension cost on its balance sheet,
     * will no longer record income - the "Net pension (credit)" - in its income statement each year, and
     * will have an increased cost to fund the "company match" of its 401(k) plan costs resulting from the increase to 4% in the company matching percentage. But for the following seven years the total cost of the "company match" is expected to be funded by the approximately $35 of pre-funding transferred from the pension plan.

The termination must be approved by both the Internal Revenue Service and the Pension Benefit Guarantee Corporation before it can be completed. The Company has applied to both the PBGC and the IRS and expects approval from both entities by mid-February 2001. If, however, approval from both the PBGC and the IRS is not received by mid February, completion of the transaction and receipt of the proceeds will be delayed significantly.

DEBT:
As discussed in Note 6 to the Transition Period financial statements, the Company has entered into an interest rate swap agreement and related swap cancellation option agreement to convert the interest rate on certain debt from fixed to variable. Based upon current market rates, management believes that the swap agreement will be cancelled by the counterparty in January 2001.

The Company maintains a $350 credit facility. This facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At October 31, 2000, $206 was available for future use under this credit facility.

ACQUISITIONS:
     * On August 4, 2000, the Company acquired the business assets of Academy Broadway, a marketer of camping and outdoor products. Academy Broadway will become part of the Other Soft Goods segment. The transaction will be accounted for as a purchase.

     * On September 22, 2000 the Company acquired Dorby Frocks, Ltd., a New York-based maker of women's apparel with over $100 million in annual sales. Dorby will be a part of the Women's Sportswear segment. The transaction will be accounted for as a purchase.

     * On September 29, 2000 the Company acquired the business assets of Romance du Jour, a Los Angeles-based sleepwear company. Romance du Jour will be a part of the Other Soft Goods segment. The transaction will be accounted for as a purchase.

     * On December 1, 2000 the Company acquired the business assets of Group B Clothing Company., a California-based maker of women's apparel known for its Democracy(R) brand. Group B will be a part of the Women's Sportswear segment. The transaction will be accounted for as a purchase.

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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------

On March 2, 2000 the Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock (up to approximately 2.5 million shares) at management's discretion. Pursuant to this authorization, during March 2000 the Company purchased 1.17 million shares at an average cost of $17.07 per share, and during the period August
- October, 2000 the Company purchased 1.32 million shares at an average cost of $17.14 per share. Since November 1999 the Company has repurchased over
5.3 million shares, or 19.0% of the outstanding shares, at a total cost of $90.8, an average price of $17.23 per share. Outstanding shares totaled 22.7 million at October 31, 2000.

On September 8, 2000 the Board of Directors authorized the Company to purchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As discussed in Note 6 to the Transition Period financial statements, certain debt covenants may limit purchases under this authorization. No purchases have been made under this authorization to date.

Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.


OUTLOOK AS OF DECEMBER 14, 2000
-------------------------------
Management's outlook for the fourth quarter, which ends January 31, calls for sales of approximately $523, up $62 or 13%, with the three recent acquisitions contributing $34 million of the increase. Net earnings in this seasonally weak fourth quarter are expected to be approximately $1 or $.03 per share on a diluted basis compared to $5.4 or $.20 per share reported last year.

With those results for the fourth quarter, management expects Kellwood's sales for the year to be up approximately 7% to $2.345 billion. Net earnings for the year are expected to be approximately $63 million, and diluted earnings per share are expected to be up 11% to $2.65 per share compared to $2.39 per share before unusual items last year.

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

MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At October 31, 2000, the Company's debt portfolio was composed of approximately 30% variable-rate debt (excluding the amount of debt subject to the swap and option discussed above) and 70% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Except for the outcome of the option to cancel the interest rate swap discussed in note 6 to the Transition Period financial statements, management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2000.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $337 at October 31, 2000 which compares to their book value of $348. With respect to the Company's fixed-rate debt outstanding at July 31, 2000, a 10% increase in interest rates would have resulted in approximately a $10 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $19 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

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

                         PART II. OTHER INFORMATION
                         --------------------------

                              KELLWOOD COMPANY
                              ----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    a)   EXHIBITS:

           S.E.C. Exhibit
           Reference No.                    Description
           -------------      ------------------------------------------

                 27           Financial Data Schedule, filed herewith.

    b)   REPORTS ON FORM 8-K:

         The following reports were filed on Form 8-K during the three months ended October 31, 2000:

         *  Current Report on Form 8-K dated August 11, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 14, 2000        /s/ Thomas H. Pollihan
                         --------------------------------------------------
                         Thomas H. Pollihan
                         Vice President, Secretary and General Counsel



December 14, 2000        /s/ W. Lee Capps, III
                         --------------------------------------------------
                         W. Lee Capps, III
                         Vice President Finance and Chief Financial Officer
                         (Principal Financial & Accounting Officer)