Form 10-K405
period 2001-01-31
KELLWOOD CO
filed 2001-04-24
CIK 55080

==============================================================================

         SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                           ----------------

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange
     Title of each class                                on which registered
     -------------------                              -----------------------
Common Stock, par value $.01                          New York Stock Exchange
Preferred Stock Purchase Rights                       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At April 2, 2001, Kellwood Company had 22,718,982 shares of Common Stock, par value $.01, outstanding. While it is difficult to determine the number of shares owned by nonaffiliates, the Company estimates that the aggregate market value of the Common Stock on April 2, 2001 (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $460,059,386.

                     DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareowners for fiscal year ended January 31, 2001 (Item 1 in Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Proxy Statement for Annual Meeting of Shareowners to be held on May 31, 2001 (Items 10, 11, 12 and 13 in Part III).

                                   PART I

ITEM 1.  BUSINESS

         (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

              Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired 21 domestic companies or businesses. Following are those acquired since 1993:

                         Company Name                        Date of Acquisition
-------------------------------------------------------      -------------------
*  Goodman Knitting Co., Inc................................ July 1993
*  Halmode Apparel, Inc. ................................... September 1994
*  David Dart, Inc. and Force One, Inc...................... November 1994
*  Fritzi California (excluding real estate)................ December 1998
*  Koret, Inc............................................... April 1999
*  Biflex International, Inc. .............................. January 2000
*  Academy Broadway......................................... August 2000
*  Dorby Frocks, Ltd. ...................................... September 2000
*  Romance Du Jour, Inc. ................................... September 2000
*  Group B Clothing Co., Inc. .............................. December 2000

              These companies are principally marketers of branded apparel except for Academy Broadway which is a manufacturer and marketer of branded camping soft goods.

              In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Since its acquisition, Smart Shirts has diversified its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, and Singapore.

              As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's strategy has further diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 6% of total sales in fiscal 2000, compared to 50% in fiscal 1985.

         (b) The information required by this Item is set forth in the Company's 2000 Annual Report to Shareowners, at page 27 under the caption "Industry Segment and Geographic Area Information," which information is incorporated herein by reference.

         (c) The Company manufactures and markets apparel and other soft goods products made from cloth or fabric or knitted from yarn. These products are manufactured primarily in the Far East, Central America, and domestically.

              (i) The Company's products include diversified lines of men's, women's and children's clothing, sleeping bags, and other soft goods. Products are mainly sold to retailers under either the Company's or customer's brands and labels.

              (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions within the apparel and related soft goods industry are continually being considered. Overall, it is anticipated that external and internal demands will generate decreasing requirements for capital investment.
              (iii) The Company purchases the majority of its raw materials directly from numerous textile mills and yarn producers and converters. The Company has not experienced difficulty in obtaining raw materials essential to its business.

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

              (vii) Approximately $284 million (12%) of the Company's sales in FY 2000 were to J.C. Penney, Inc. No other customer accounts for more than 10% of the Company's revenues. Other information relating to J. C. Penney, Inc. is set forth on Page 26 of the Annual Report to Shareholders, incorporated herein by reference. The Company's management believes that the relationship with J. C. Penney will continue into the foreseeable future.

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

              (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. Approximately $1,437,000, $821,000 and $248,000 were spent on research and development activities during fiscal 2000, the Transition Period, and fiscal 1999, respectively.

              (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

              (xiii) At the end of fiscal 2000, there were approximately 25,000 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

         (d) Except for its Smart Shirts operations, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Asian companies under Smart Shirts' management. The sales, operating profit, and net assets attributable to each segment are set forth in the Company's 2000 Annual Report to Shareowners at page 27 under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. Smart Shirts operations is included in the "Men's Sportswear" Segment and comprises 74% of sales, 87% of operating earnings, and 82% of net assets of this segment. The risk attendant to the Company's Smart

Shirts operations is believed to be slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Smart Shirts manufacturing capacity to various countries help to mitigate these risks.

ITEM 2.  PROPERTIES

         At January 31, 2001, the Company operated 46 distribution or production facilities worldwide. As Kellwood's product sourcing continues to shift from products manufactured in the Company's domestic facilities to foreign-sourced product, warehousing and distribution facilities assume increasing importance.

         WOMEN'S SPORTSWEAR
         ------------------

         This segment operates 13 domestic warehousing and distribution centers totaling approximately 3.1 million square feet including:
         * The Kellwood Western Region Distribution Center in the Los Angeles area. This facility serves as the headquarters for four divisions in a multi-tiered 690,000 square foot facility;
         * A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee;
         * A 600,000 square foot warehouse and distribution center in Chico, California;
         * A 294,000 square foot facility in Brockton, Massachusetts; and
         * A 240,000 square foot facility in Roanoke, Virginia.

These facilities are generating new economies of scale in warehousing and distribution activities while eliminating the redundant costs of smaller, inefficient facilities.

         MEN'S SPORTSWEAR
         ----------------

         The Company's Smart Shirts subsidiaries operate 16 facilities which aggregate to approximately 1.1 million square feet and were operating at an estimated 90% of capacity at January 31, 2001. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Singapore, Maldives, Indonesia, and the People's Republic of China.

         Additionally, this segment operates 2 manufacturing facilities in El Salvador and shares warehousing with the women's business.

         OTHER SOFT GOODS
         ----------------

         This segment operates:
         * 6 domestic warehousing and distribution facilities which aggregate to approximately 480,000 square feet, and
         * 9 manufacturing facilities totaling approximately 650,000 square feet and were operating at an estimated 88% of capacity at January 31, 2001.

         These manufacturing facilities are located in Latin America, the Philippines, the United States, and Canada.

         In management's opinion, current facilities generally are well maintained and provide adequate capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of businesses and facilities to meet the needs of the changing markets it serves and reflect the international business environment.

         The Company's operating facilities are primarily owned or leased under long-term capital leases with renewal options at decreasing rentals. Certain facilities are leased under operating leases that generally contain renewal options. The Company leases its corporate space in St. Louis County, Missouri and New York City, as well as showrooms in New York City.

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

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required by this Item is set forth in the Company's 2000 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the Company's 2000 Annual Report to Shareowners, at page 28 under the caption
"Supplemental Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth below and in the Company's 2000 Annual Report to Shareowners, at pages 29 through 36 under the caption "Management's Discussion and Analysis," which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2001, appearing at pages 14 through 27 of the Company's 2000 Annual Report to Shareowners, are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareowners, at pages 3 through 4 under the captions "Nominees for Election to Serve Until 2003" and "Directors Continuing to Serve Until 2002," which information is incorporated herein by reference.

         (b) EXECUTIVE OFFICERS OF THE REGISTRANT AS OF APRIL 2, 2001

Name of Officer               Age    Office and Employment During the Last Five Fiscal Years
---------------               ---    -------------------------------------------------------
Hal J. Upbin                   62    Chairman, President and Chief Executive Officer since 1999;
                                     President and Chief Executive Officer (1997-1999);
                                     President and Chief Operating Officer (1994-1997);
                                     Executive Vice President Corporate Development (1992-1994);
                                     Vice President Corporate Development (1990-1992);
                                     President of American Recreation Products, Inc. (subsidiary)
                                     (1989-1992).

W. Lee Capps III               53    Vice President Finance and Chief Financial Officer since
                                     December 1, 2000;
                                     Vice President Corporate Development (1998-2000);
                                     Director of Corporate Development (1996-1998);
                                     Chief Financial Officer of American Recreation Products, Inc.
                                     (subsidiary) (1987-1996).

James C. Jacobsen              66    Vice Chairman since November 22, 1994;
                                     Executive Vice President Administration (1989-1994)

John R. Henderson              53    Vice President Merchandising since June 1, 1995;
                                     Director of Merchandising (1993-1995);
                                     Executive Vice President Marketing of Kellwood She Knows
                                     (1992-1993)

Lawrence E. Hummel             58    Vice President Controller since February 25, 1992;
                                     Controller (1983-1992)

Roger D. Joseph                59    Vice President Treasurer and Investor Relations since
                                     December 1, 2000
                                     Vice President Treasurer (1992-2000);
                                     Treasurer (1986-1992)

Leon M. McWhite                59    Vice President Human Resources since June 1, 1995;
                                     Vice President (1994-1995);
                                     President of Kellwood Lingerie/Activewear (1989-1994)

Thomas H. Pollihan             51    Vice President, Secretary and General Counsel since May 27, 1993;
                                     General Counsel and Secretary (1989-1993)

John A. Turnage                55    Vice President Manufacturing since August 28, 1997;
                                     Vice President Manufacturing and Sourcing (1989-1997).

         (c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

         (d) There are no family relationships between the directors and executive officers listed above. There are neither arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

         (e) Each of the officers named in Item 10(b) above was elected to serve in the office indicated for a period of one year and until his successor is elected and qualified.

         (f) There are no legal proceedings involving directors, nominees for directors, or officers.

         (g) The information called for with respect to this item is not applicable to the registrant.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareowners, at pages 7 through 10 and 12 through 14 under the captions "Report of the Compensation and Stock Option Committee on Executive Compensation," "Compensation of Executive Officers" and "Retirement Program," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareowners, at pages 2 and 11 under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareowners, at page 9 under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS AND SCHEDULES

             The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2001, appearing at pages 14 through 27 of the 2000 Annual Report to Shareowners are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6, 7 and 8, the 2000 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 2000 Annual Report to Shareowners. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

             (i)   Financial Statements:

                   Report of Independent Accountants

                   Consolidated Statement of Earnings, Year Ended January 31, 2001; 9 Months Ended January 31, 2000; and Year Ended April 30, 1999

                   Consolidated Balance Sheet, January 31, 2001; and January 31, 2000

                   Consolidated Statement of Cash Flows, Year Ended January 31, 2001; 9 Months Ended January 31, 2000; and Year Ended
                   April 30, 1999

                   Consolidated Statement of Shareowners' Equity, Year Ended January 31, 2001; 9 Months Ended January 31, 2000; and Year Ended April 30, 1999.

                   Notes to Consolidated Financial Statements

             (ii)  Report of Independent Accountants on Financial Statement
                   Schedule:

                   Financial Statement Schedule for the Year Ended January 31, 2001; 9 Months Ended January 31, 2000; and Year Ended April 30, 1999:
                   Valuation and Qualifying Accounts (Schedule VIII)

                   Consent of Independent Accountants

             (iii) Exhibits:

                   Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.


S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
--------------                       ------------

2.1      -     Agreement and Plan of Merger, dated December 1, 1998, as amended among Kellwood Company and Koret, Inc., incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No.
               333-74967.

3.1      -     Restated Certificate of Incorporation of Kellwood Company, as
               amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.

3.2      -     By-Laws, as amended December 1, 2000 and March 8, 2001, filed herewith.

4.3      -     Note Agreement dated July 1, 1993, incorporated herein by
               reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

4.4      -     Rights to Acquire Series A Junior Preferred Stock, pursuant to a
               Rights Agreement between the registrant and Centerre Trust
               Company of St. Louis, Incorporated herein by reference to Registration Statement on Form 8-A, effective June 24, 1986 and
               Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3, 1996, SEC File No. 1-7340, and
               Amendment dated November 21, 2000 filed herewith.

4.5      -     Note Purchase Agreement dated December 1, 1987, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File No. 1-7340.

4.6      -     Note Purchase Agreement dated December 15, 1989, with exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

4.7      -     Credit Agreement dated as of August 31, 1999 among Kellwood
               Company, certain commercial lending institutions, and Bank of America, as Administrative Agent, The Chase Manhattan Bank as
               Syndication Agent, and The Bank of Nova Scotia, as documentation
               Agent, incorporated herein by reference to Form 8-K filed
               April 23, 2001, SEC File No. 1-7340.

10.3*    -     Form of Employment Agreement dated November 30, 1984, between
               Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985, SEC File No. 1-7340.

S.E.C. EXHIBIT
REFERENCE NO.                        DESCRIPTION
--------------                       ------------

10.4*    -     1995 Stock Option Plan For Nonemployee Directors and 1995
               Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendixes A & B to the Company's definitive Proxy
               Statement dated July 13, 1995, SEC File No. 1-7340.

10.5*    -     Executive Deferred Compensation Plan, adopted and effective as of January 1, 1997; and Executive Deferred Compensation Plan
               Amendment, adopted March 18, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

10.6**   -     Agreement for Services Between Kellwood Company and Electronic
               Data Systems Corporation, dated June 21, 1996; and Amendment
               Regarding Use of Kellwood Purchase Card by EDS Employees, dated
               April 29, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

10.7*    -     Corporate Development Incentive Plan of 1986 (As Amended),
               formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1994, SEC File No. 1-7340; and Amendment dated May 29, 1997, incorporated herein by reference to Exhibit
               A to the Company's definitive Proxy Statement dated July 17,
               1997, SEC File No. 1-7340.

10.8*    -     Employment Agreement dated December 1, 1999, between Kellwood
               Company and Hal J. Upbin, incorporated herein by reference to Form 10-K for the Transition Period ended January 31, 2000,
               SEC File No. 1-7340.

13       -     Portions of the Annual Report to Shareowners for the fiscal year ended January 31, 2001, which are incorporated by reference at
               Item 1 in Part I, Items 5, 6, 7 and 8 in Part II, and Part IV;
               filed herewith.

21       -     Subsidiaries of the Company, appearing at page 13 of this report.

22       -     Joint Proxy Statement/Prospectus dated March 25, 1999,
               incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No. 333-74967.

23       -     Consents of Independent Accountants, appearing at page 11 of this report.

24       -     Powers of Attorney: Ms. Dickerson and Page and Messrs. Bentele,
               Bloom, Bottum, Genovese, Granoff, Hunter, Jacobsen, Marcus,
               McKenna and Upbin; filed herewith.

[FN]
* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

         (b) REPORTS ON FORM 8-K:

             On November 22, 2000, a Form 8-K was filed reporting a Press Release issued on November 21, 2000.

             On December 7, 2000, a Form 8-K was filed reporting an amendment to the By-Laws of the Company and the issuance of a Press Release announcing the appointment of two directors.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KELLWOOD COMPANY


Dated:  April 20, 2001              /s/ Thomas H. Pollihan
                                    -------------------------------
                                    Thomas H. Pollihan
                                    Vice President, Secretary and
                                    General Counsel

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

Signature                                                Title                                Date
---------                                                -----                                ----

/s/ Hal J. Upbin                            Director, Chairman of the Board,              April 20, 2001
-------------------------                   President, and Chief Executive
Hal J. Upbin                                Officer

/s/ W. Lee Capps III                        Vice President Finance and                    April 20, 2001
----------------------                      Chief Financial Officer
W. Lee Capps III                            (principal financial and accounting officer)

James C. Jacobsen                           Director, Vice Chairman

Raymond F. Bentele                          Director

Martin Bloom                                Director

Edward S. Bottum                            Director

Kitty G. Dickerson                          Director

Leonard A. Genovese                         Director

Martin Granoff                              Director

Jerry M. Hunter                             Director

James S. Marcus                             Director

Janice E. Page                              Director

/s/ Thomas H. Pollihan
------------------------
Thomas H. Pollihan
Attorney-in-fact
April 20, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Kellwood Company

         Our audits of the consolidated financial statements referred to in our report dated March 7, 2001 which appears in the 2000 Annual Report to Shareholders of Kellwood Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

St. Louis, Missouri
March 7, 2001



                     CONSENT OF INDEPENDENT ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033-64847) of Kellwood Company of our report dated March 7, 2001 relating to the financial statements which appear in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 7, 2001 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

St. Louis, Missouri
April 23, 2001

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                      (In Thousands)

Column A                                   Column B                     Column C                     Column D       Column E
--------                                   --------         --------------------------------         --------       --------

                                                                        Additions
                                                            --------------------------------
                                          Balance at         Charged to         Charged to                           Balance
                                          beginning          costs and             other                             at end
   Description                            of period           expenses           accounts           Deductions      of period
   -----------                            ----------         ----------         ----------          ----------      ----------

YEAR ENDED JANUARY 31, 2001:

Allowance for
doubtful accounts                         $ 12,142           $ 1,506                --             $ (3,623) (A)    $ 10,025


TRANSITION PERIOD ENDED JANUARY 31, 2000:

Allowance for
doubtful accounts                           11,281             3,237                --               (2,376) (A)      12,142


YEAR ENDED APRIL 30, 1999:

Allowance for
doubtful accounts                           11,803             3,868                --               (4,390) (A)      11,281

(A) Write-off of bad debts, net of any recoveries.

                                                                     EXHIBIT 21


PARENTS AND SUBSIDIARIES

The Company and its subsidiaries* as of April 2, 2001 are as follows:

                                                        State (Country) of                 Percentage of Voting
Name of Company                                           Incorporation                      Securities Owned
---------------                                         ------------------                 --------------------

Kellwood Company                                        Delaware                                 Parent
American Recreation Products, Inc.                      Delaware                                   100%
Kellwood Asia Limited                                   Hong Kong                                  100%
Smart Shirts Limited                                    Hong Kong                                  100%
South Asia Garment Limited                              Hong Kong                                  100%
KWD Holdings, Inc.                                      Delaware                                   100%
Robert Scott & David Brooks
  Outlet Stores, Inc.                                   Delaware                                   100%
Tri-W Corporation                                       North Carolina                             100%
Halmode Apparel, Inc.                                   Delaware                                   100%
Koret of California, Inc.                               California                                 100%
Biflex International, Inc.                              New York                                   100%
Kellwood Financial Resources, Inc.                      Tennessee                                  100%
Kellwood Shared Services, Inc.                          Delaware                                   100%
Dorby Frocks, Ltd.                                      New York                                   100%
Group B Clothing Co., Inc.                              Delaware                                   100%

* Some of the above subsidiaries also have subsidiaries which are not listed because, in the aggregate, they are not considered to be significant.