Form 10-Q
period 2001-04-30
KELLWOOD CO
filed 2001-06-14
CIK 55080

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2001

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from              to
                                       -------------   -------------


                        Commission File Number 1-7340

                               KELLWOOD COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                       36-2472410
--------------------------------------                --------------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                     63178
---------------------------------------------------                   ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (314) 576-3100

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---    ---

Number of shares of common stock, par value $.01, outstanding at April 30, 2001 (only one class): 22,721,975.
                  ----------

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

                             PART I. FINANCIAL INFORMATION
                             -----------------------------

                           KELLWOOD COMPANY AND SUBSIDIARIES
                           ---------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                    ------------------------------------------------
                                 (Amounts in thousands)

                                                      April 30,
                                             --------------------------    January 31,
                                                 2001           2000          2001
                                             -----------    -----------    -----------
ASSETS
------
Current assets:
    Cash and time deposits                   $    26,216    $    40,312    $    10,437
    Receivables, net                             458,118        414,915        364,522
    Inventories                                  451,688        323,928        503,164
    Prepaid taxes and expenses                    32,777         37,209         29,017
                                             -----------    -----------    -----------
         Total current assets                    968,799        816,364        907,140

Property, plant and equipment, net               112,246        102,865        114,498

Intangible assets, net                           125,412         66,763        127,793

Other assets                                      43,511        105,009        116,294
                                             -----------    -----------    -----------

Total assets                                 $ 1,249,968    $ 1,091,001    $ 1,265,725
                                             ===========    ===========    ===========



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt        $    13,784    $     9,373    $    13,812
    Notes payable                                 95,860         24,490        117,702
    Accounts payable                             137,334        133,291        154,617
    Accrued expenses                             135,625         89,053         76,370
                                             -----------    -----------    -----------
         Total current liabilities               382,603        256,207        362,501

Long-term debt                                   370,739        344,302        411,331

Deferred income taxes and other                   44,236         58,049         60,797

Shareowners' equity:
    Common stock                                 168,858        166,304        168,171
    Retained earnings                            428,083        385,163        406,607
    Accumulated other comprehensive income       (11,251)        (8,923)       (10,572)
                                             -----------    -----------    -----------
                                                 585,690        542,544        564,206
    Less treasury stock, at cost                (133,300)      (110,101)      (133,110)
                                             -----------    -----------    -----------
         Total shareowners' equity               452,390        432,443        431,096
                                             -----------    -----------    -----------
Total liabilities & shareowners' equity      $ 1,249,968    $ 1,091,001    $ 1,265,725
                                             ===========    ===========    ===========

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


                                           Three Months Ended
                                                 April 30,
                                         -----------------------
                                           2001           2000
                                         ---------     ---------
Net sales                                $ 709,367     $ 649,440

Costs and expenses:
    Cost of products sold                  556,414       507,976
    Selling, general and
       administrative expenses              99,381        85,767
    Pension Income                               -        (1,810)
    Amortization of intangible assets        2,345         1,717
    Interest expense                        10,985         8,088
    Interest income and other, net            (869)         (602)
                                         ---------     ---------

Earnings before income taxes                41,111        48,304

Income taxes                                16,000        19,300
                                         ---------     ---------
Net earnings                             $  25,111     $  29,004
                                         =========     =========


Weighted average shares outstanding:

    Basic                                   22,713        24,706
                                         =========     =========
    Diluted                                 22,885        24,733
                                         =========     =========

Earnings per share:

    Basic                                $    1.11     $    1.17
                                         =========     =========
    Diluted                              $    1.10     $    1.17
                                         =========     =========

Dividends paid per share                 $     .16     $     .16
                                         =========     =========

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

                                                            Three Months Ended
                                                                 April 30,
                                                          -----------------------
                                                            2001          2000
                                                          ---------     ---------
OPERATING ACTIVITIES:

Net earnings                                              $  25,111     $  29,004

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                         7,990         6,348
        Increase in prepaid pension cost                          -        (2,199)
        Deferred income taxes and other                       8,247        (1,161)

Changes in working capital:
        Receivables, net                                    (93,596)      (88,047)
        Inventories                                          51,476        71,060
        Prepaid taxes and expenses                              985        10,712
        Accounts payable                                    (17,283)      (18,346)
        Accrued expenses                                      3,500         7,607
                                                          ---------     ---------
Net cash provided/(used) by operating activities            (13,570)       14,978
                                                          ---------     ---------
INVESTING ACTIVITIES:
    Additions to fixed assets                                (3,724)       (3,802)
    Termination of Pension Plan                              98,595             -
    Other investing activities                                   78             1
                                                          ---------     ---------
Net cash provided/(used) by investing activities             94,949        (3,801)
                                                          ---------     ---------
FINANCING ACTIVITIES:
    Reduction of long-term debt                             (40,620)       (3,796)
    Proceeds from notes payable                             935,748       212,878
    Reduction of notes payable                             (957,590)     (192,471)
    Dividends paid                                           (3,634)       (3,931)
    Stock repurchase pursuant to announced plan                   -       (38,127)
    Stock transactions under incentive plans                    496            81
                                                          ---------     ---------
Net cash provided/(used) by financing activities            (65,600)      (25,366)
                                                          ---------     ---------

NET INCREASE/(DECREASE) IN CASH AND TIME DEPOSITS            15,779       (14,189)

Cash and time deposits, beginning of period                  10,437        54,501
                                                          ---------     ---------
Cash and time deposits, end of period                     $  26,216     $  40,312
                                                          =========     =========

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

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. As discussed in Note 7, in the first quarter of fiscal 2001 the Company changed its method of determining cost for certain domestic inventories (representing approximately 29% of inventories) from last-in, first-out (LIFO) to FIFO.

Except for this change in accounting for inventories, accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for fiscal 2000 (the year ended January 31, 2001). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2000 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

2. SUPPLEMENTAL BALANCE SHEET INFORMATION:

                                       April 30,
                           -------------------------------       January 31,
                               2001               2000              2001
                           -------------     -------------     --------------
Inventories:
      Finished goods       $     275,562     $     174,525     $      322,601
      Work in process             98,070            79,968            106,355
      Raw materials               78,056            69,435             74,208
                           -------------     -------------     --------------
      Total Inventories    $     451,688     $     323,928     $      503,164
                           =============     =============     ==============

If inventories were valued at current replacement costs, they would have totaled $325,910 and $506,583 at April 30, 2000, and January 31, 2001,
respectively. In the first quarter of fiscal 2001 the Company changed its inventory valuation method for certain inventories formerly accounted for under the LIFO method.

                                                        April 30,
                                             -------------------------------       January 31,
                                                 2001               2000              2001
                                             -------------     -------------     --------------
Intangible assets:
      Goodwill                               $     116,762     $      63,548     $      117,296
      less accumulated amortization                 27,025            21,162             25,997
                                             -------------     -------------     --------------
      Net goodwill                                  89,737            42,386             91,299
                                             -------------     -------------     --------------

      Other identifiable intangibles                67,377            52,922             66,476
      less accumulated amortization                 31,702            28,545             29,982
                                             -------------     -------------     --------------
      Net other identifiable intangibles            35,675            24,377             36,494
                                             -------------     -------------     --------------

      Net intangible assets                  $     125,412     $      66,763     $      127,793
                                             =============     =============     ==============

3. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. In August 2000 the 364 day revolving credit facility was extended for an additional year. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility bear interest at a spread of approximately .6% over LIBOR. At April 30, 2001, outstanding short-term loans and letters of credit under the agreement were $20,000 and $130,000, respectively.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
       ----------------------------------------------------------------
                            (Amounts in thousands)



On January 31, 2001 the Company executed a $62,500 Short Term Credit Agreement with Bank of America and other participating banks (the "Short Term Credit Agreement"). The Short Term Credit Agreement was a 208-day revolving credit facility, which was scheduled to terminate on August 27, 2001. On May 17, 2001 the Company cancelled this Short Term Credit Agreement. No borrowings were made under this agreement.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $130,000 at April 30, 2001. Borrowings under these uncommitted lines totaled $108,000 at April 30, 2001.

4. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments: Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the quarters ended April 30, 2001 and 2000 as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:


                                                  Three months ended April 30,
                                                --------------------------------
                                                    2001               2000
                                                -------------     --------------
Net Sales:
    Women's Sportswear                          $     481,940     $      466,071
    Men's Sportswear                                   82,096             81,625
    Other Soft Goods                                  145,331            101,744
                                                -------------     --------------
    Kellwood net sales                          $     709,367     $      649,440
                                                =============     ==============

Segment earnings:
    Women's Sportswear                          $      42,176     $       46,236
    Men's Sportswear                                    7,051              6,350
    Other Soft Goods                                   14,138             12,255
                                                -------------     --------------
    Total segments                                     63,365             64,841

    Amortization of Intangibles                        (2,345)            (1,717)
    Interest expense                                  (10,985)            (8,088)
    General corporate and other                        (8,924)            (6,732)
                                                -------------     --------------
    Earnings before income taxes                $      41,111     $       48,304
                                                =============     ==============

Net Assets at quarter-end:
    Women's Sportswear                          $     653,678     $      504,478
    Men's Sportswear                                  120,838            117,483
    Other Soft Goods                                  206,492            144,648
    Corporate and other                               (48,235)            43,999
                                                -------------     --------------
    Kellwood total                              $     932,773     $      810,608
                                                =============     ==============

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


5. COMMON STOCK REPURCHASE. On September 8, 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As discussed in Note 6 to the fiscal 2000 financial statements, certain debt covenants may limit purchases under this authorization. No purchases have been made pursuant to this authorization.

6. ADOPTION OF SFAS 133. On February 1, 2001 the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company periodically enters into forward currency exchange contracts to hedge its exposure to foreign currency fluctuations for purchases of certain inventories and sales of certain products. Management expects these derivatives to be highly effective in hedging the intended foreign currency fluctuation risks. As of April 30, 2001 the Company's derivatives have been designated as hedges of variable cash flows of forecasted transactions. As such, the fair values of the derivatives have been recorded in the Consolidated Balance Sheet, with the offset recorded in Other Comprehensive Income. The fair value of these derivatives on the date of adoption of SFAS 133 and on April 30, 2001 was not material. During the quarter the outstanding forward contracts have been highly effective in hedging the forecasted transactions. The fair value of these derivatives will be recorded in earnings as the forecasted transactions take place between May and December 2001.

7. OTHER INCOME. Other income in the quarter ended April 30, 2001 includes $3,419 related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements as would have been required by Accounting Principles Board Opinion No. 20 if the impact had been material.

8. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended April 30, 2001 and 2000, was $24,432 and $29,459, respectively. Differences between net earnings and total comprehensive income in each year, respectively, resulted from foreign currency translation and unrecognized impacts of derivative instruments.

9. STOCK OPTION PLANS. On March 8, 2001, the Company granted nonqualified stock options to certain officers and other key employees for 562,200 shares of common stock at an exercise price of $22.92, which was equal to the market value of the shares on the grant date.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
         RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
         -----------------------------------------------------------

OPERATING RESULTS
-----------------
Kellwood Company reported record sales for the first quarter ended April 30, 2001 of $709, up 9% from the $649 reported in the prior year. Net earnings for the quarter were $25.1 or $1.10 per share on a diluted basis, versus $29.0 or $1.17 per share last year. The current quarter included a credit of $3.4 before tax ($2.1 after tax or $.09 per share) resulting from the Company's change in accounting for certain inventories from LIFO to FIFO. Excluding this LIFO credit, net earnings were $23.1 or $1.01 per share. As a result of Kellwood's share repurchase program initiated in December 1999, average diluted shares in the quarter were 22.9 million vs. 24.7 million in the prior year.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the first quarter (ended April 30) have historically been higher than for the second or fourth quarters of the fiscal year. In recent years, the first quarter's results have represented approximately 30% of the year's sales and 42% of net earnings before unusual items.

SUMMARIZED FINANCIAL DATA for the quarter ended April 30, 2001 and 2000 are as follows. (percentages are calculated based on actual data, but columns may not add due to rounding):

                                         Three months ended April 30,             as a percentage of net sales
                                      ---------------------------------       ------------------------------------
                                        2001        2000        Change          2001          2000         Change
                                      --------    --------    ---------       ---------    ---------     ---------
    Net Sales                         $    709    $    649         9.2%          100.0%       100.0%             -
    Cost of products sold                  556         508         9.5%           78.4%        78.2%          0.2%
    S, G & A                                99          86        15.9%           14.0%        13.2%          0.8%
                                      --------    --------    ---------       ---------    ---------     ---------
    Operating earnings                      54          56        -3.8%            7.6%         8.6%         -1.0%
    Pension (income)                         -          (2)       -100%               -        -0.3%          0.3%
    Amort. of intangibles                    2           2        36.6%            0.3%         0.3%             -
    Interest expense                        11           8        35.8%            1.5%         1.2%          0.3%
    Interest (income) & other, net *        (1)         (1)       44.4%           -0.1%        -0.1%             -
                                      --------    --------    ---------       ---------    ---------     ---------
    Earnings before tax **                  41          48       -14.9%            5.8%         7.4%         -1.6%
    Income Taxes                            16          19       -17.1%            2.3%         3.0%          0.7%
                                      --------    --------    ---------       ---------    ---------     ---------
    Net Earnings                      $     25    $     29       -13.4%            3.5%         4.5%         -1.0%
                                      ========    ========    =========       =========    =========     =========
    Effective tax rate                    38.9%       40.0%       -1.1%
    Average diluted shares                22.9        24.7        -7.5%
                                      --------    --------    ---------
    Diluted Earnings per Share        $   1.10    $   1.17        -6.4% **
                                      --------    --------    ---------

* - Including LIFO credit of $3.4.

** - Earnings before income taxes, excluding the impact of the pension income in 2000 and the credit from termination of LIFO accounting in 2001, were $38 in 2001 compared to $46 in 2000, an 18.9% decrease. Diluted earnings per share excluding the LIFO credit were $1.01 in 2001 compared to $1.13 in 2000 excluding the pension income, a 10.9% decrease.

SALES. Four acquisitions completed in the past year contributed substantially all of the year-to-year sales growth:
         - Academy Broadway Corp. (acquired August 2000), part of the Other Soft Goods segment,
         - Dorby Frocks, Ltd., (acquired September 2000), part of the Women's Sportswear segment,
         - Romance du Jour (acquired September 2000), part of the Other Soft Goods segment, and
         - Democracy (acquired December 2000), part of the Women's Sportswear segment.

Other factors impacting sales for the quarter included:
     * the planned repositioning of four of our women's sportswear brands and repositioning of our manufacturing base for pants and jeans out of the United States and into Mexico, offset by
     * strong growth in core women's sportswear brands (Sag Harbor(R), Koret(R), Kathie Lee(R) career sportswear and dresses), 9% growth in the private label woven shirt business, and 28% organic growth in Other Soft Goods which includes the Intimate Apparel and Recreation Products businesses.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


COST OF PRODUCTS SOLD as a percentage of sales in the quarter increased .2% to 78.4% from 78.2% in the prior year. Gross profit increased from $141 (21.8% of sales) to $153 (21.6% of sales). Acquisitions contributed gross profit of $15.2 and raised Kellwood's overall margin by .9% on the strong margins of Dorby. Gross profit from repositioned businesses (David Dart, Ivy, Sag Harbor Sport and BICE) fell $7.7 on sales of $33, down 58% from last year.

Gross profit from core and all other business units increased $11.1 million on 8.5% higher sales volume led by Recreation Products, Intimate Apparel and Koret. However, margin pressures and product and customer mix caused by the continuing weak retail environment reduced Kellwood's gross margin by one percent of sales or $7.1.

S,G&A EXPENSE for the quarter increased $14 to 14.0% of sales from 13.2% in the prior year principally due to acquisitions which increased S,G&A spending by $9. $2 lower spending by repositioned businesses partially offset some of this increase.
During fiscal 2001 three items will increase SG&A as compared to the prior year, however, two of these items are non-cash:
   * First, the new agreement between Wal-Mart, Kathie Lee Gifford and Kellwood ends the royalty payments previously earned by Kellwood. This was approximately $1.1 per quarter and $4.3 for the year in fiscal 2000.
   * Second, with the completion of the integrated business system development and the progression into the implementation phase, Kellwood will now begin to amortize these development costs. This amortization amounted to $.9 per quarter and is expected to be $3.7 million for the year 2001.
   * Finally, associated with the termination of the pension program, Kellwood increased the Company's matching contributions to the employees' 401(k) program. Because this has been pre-funded out of the terminated pension plan assets, it is a non-cash expense of $.4 per quarter or $1.5 for the total fiscal year 2001.
These three items will appear each quarter throughout the year. During the first quarter they increased SG&A as a percentage of sales by .6 percentage points.

PENSION INCOME added $2 to reported earnings in the prior year's first quarter. This non-cash item will not recur in fiscal 2001 or later years as a result of the pension plan termination discussed below.

AMORTIZATION of intangible assets increased $.6 or 37% compared to the prior year as a result of amortization of goodwill on the acquisitions completed in the past year.

INTEREST EXPENSE for the quarter was up $2.9 compared to the prior year as a result of the net impact of:
   * Acquisition spending totaled $121 million last year resulting in $1.8 higher interest expense.
   * Higher working capital usage of $110 million resulted in $1.7 higher interest expense.
   * Last Fall's completion of the second share buyback authorization added $23 of debt and resulted in higher interest expense of $.6.
Partially offsetting these increases were lower interest expense of $1.2 from positive free cash flow generated from operations and a drop in the LIBOR rate.

OTHER INCOME in the quarter ended April 30, 2001 includes $3.4 related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements as would have been required if the impact had been material.

THE EFFECTIVE TAX RATE for the quarter ended April 30, 2001 decreased to 38.9% from 40.0% in the prior year as a result of certain business initiatives which had the effect of reducing the Company's effective state income tax rate.

SHARES OUTSTANDING AND EPS. From December 1999 through October 2000, the Company repurchased 5.3 million shares of Kellwood Company common stock. As a result, there were only 22.9 million average shares outstanding for the quarter, compared with 24.7 million shares on a diluted basis in the prior year.


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the quarter were as follows:

                                        Three months ended April 30,           as a % of net sales
                                     ---------------------------------       ----------------------
                                       2001        2000        Change           2001         2000
                                     --------    --------    ---------       ---------    ---------
     Women's Sportswear              $    482    $    466         3.4%           67.9%        71.8%
     Men's Sportswear                      82          82         0.6%           11.6%        12.6%
     Other Soft Goods                     145         102        42.8%           20.5%        15.7%
                                     --------    --------    ---------       ---------    ---------
     Total Net Sales                 $    709    $    649         9.2%          100.0%       100.0%
                                     ========    ========    =========       =========    =========

Segment Earnings by segment for the quarter were as follows:

                                        Three months ended April 30,             as a percentage of net sales
                                     ---------------------------------       -----------------------------------
                                       2001        2000        Change          2001         2000        Change
                                     --------    --------    ---------       --------    ---------    ----------
     Women's Sportswear              $   42.2    $   46.2        (8.8%)          8.8%         9.9%        (1.2%)
     Men's Sportswear                     7.1         6.4        11.0%           8.6%         7.8%         0.8%
     Other Soft Goods                    14.1        12.3        15.4%           9.7%        12.0%        (2.3%)
                                     --------    --------    ---------       --------    ---------    ----------
     Segment Earnings                $   63.4    $   64.8        (2.3%)          8.9%        10.0%        (1.1%)
                                     ========    ========    =========       ========    =========    =========

WOMEN'S SPORTSWEAR sales for the quarter were up $16 or 3% compared to the prior year. Recent acquisitions (Dorby, a popular-to-moderate priced Missy and Junior dress company, and Democracy, a bridge-priced women's sportswear company) contributed a combined $44 of growth. Excluding acquisitions, sales were actually down $28 or 6%.
   * Last year Kellwood took action to reposition four of our brands (Ivy(R), Melrose(R), BICE(R) and Sag Harbor(R) Sport). Collectively, these brands were down $33 in the first quarter, in line with our financial plan.
   * The Company's core brands (Sag Harbor(R), Koret(R) and Kathie Lee(R) sportswear and dresses), which collectively represent approximately
   55% of Women's Sportswear volume, were up $20 or 9% from the prior year.
   * Finally, other Women's Sportswear brands and private label programs were down about $15, primarily as a result of Ward's bankruptcy and soft demand for junior and young girls' sportswear.
Segment earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) decreased $4.0 for the quarter to 8.8% of sales from 9.9% in the prior year. This was primarily a result of product and customer mix and of margin pressures caused by the continuing weak retail environment.

MEN'S SPORTSWEAR sales for the first quarter were flat compared to the prior year as a result of:
   * A 9% increase in the private label men's shirt business. This business continues to experience strong growth. This improvement was offset by the
   * Loss of certain pants and jeans business as the Company's manufacturing facilities for these products is shifted to Mexico. As a supplier of private label pants, jeans and outerwear to the national chains and major catalog houses, owning and operating our own manufacturing facility is mandatory. In order to become more competitive, in fiscal
   2000 Kellwood closed its remaining domestic sewing facilities. The
   Company is starting a plant in Mexico to make these products, but it is not expected to be in full operation until the second half of 2001.
   As a result, sales of private label pants and jeans were below the level shipped last year.
Segment earnings increased $.7 for the quarter to 8.6% of sales from 7.8% in the prior year. This was the result of improved profits in the men's shirt business as a result of the increased productivity of its facilities in Sri Lanka and at its joint venture in Indonesia.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


THE OTHER SOFT GOODS segment reported a $44 or 43% increase in sales for the quarter. Acquisitions provided $15 of the year-to-year growth with organic growth of $29 or 28% provided by both in the Intimate Apparel and Recreation Products divisions. Major growth drivers included the introduction of new products and brands as well as some inventory building by retailers. The segment's operating earnings for the quarter increased only 15% to 9.7% of sales as compared to 12.0% of sales the prior year due primarily to customer mix and higher S,G&A expenses related to the introduction of new brands.

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

LEVERAGE
--------
Total debt represents 51.5% of capital at April 30, 2001 as compared to 47% at April 30, 2000. The major item impacting leverage in this period is the increase in total debt to $480 at the end of April -- $102 higher than last year. Principally responsible for the increase was $121 spent on acquisitions during the second half of last year, the $23 spent last year on share repurchases, also in the second half, and the increase in inventories discussed below. These increases were partially offset by $98 of cash received from the pension termination (of which approximately $58 has been accrued for income and excise taxes that will be payable later in the year) and the last 12 months of free cash flow from operations totaling $48.

WORKING CAPITAL
---------------
The current ratio decreased to 2.5 at April 30, 2001 and 2.5 at January 31, 2001 compared to 3.2 at April 30, 2000. The April 2000 level was unusually high, largely as a result of the $150 long-term debt issuance in July 1999. This debt issuance substantially eliminated current Notes payable and temporarily increased the Company's balance of Cash and time deposits.

Accounts Receivable at April 30 increased $43 or 10% vs. the prior year - in line with the 9% increase in sales.

Inventory levels were up $128 from a year earlier. The largest single cause of the increase was the four acquisitions completed in the past year, contributing $35 of the increase. Additionally,
   * Kellwood decided to take early delivery on Fall products with one of our core brands totaling $26 in exchange for a significant discount in purchase prices,
   * surplus goods (fully reserved) from the Ward's bankruptcy and repositioned businesses (net book value of $10) have yet to be fully liquidated, and
   * increased inventories in the Smart Shirts' private label made-to-order business which is experiencing strong growth and in Other Soft Goods which is also enjoying strong growth.
Kellwood's overall inventory days on hand were 94 at April 30, 2001 compared to 78 in the prior year.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $4 for the first quarter consistent with $4 in last year's first quarter. Capital spending for fiscal 2001 is expected to be about $20-25.

PENSION PLAN TERMINATION:
Kellwood has terminated the Kellwood Company Pension Plan. The terminated plan generated substantially all of the: Net pension (credit), Prepaid pension cost, Projected benefit obligation, and Fair market value of plan assets for the past three years as set forth in Note 7 to the 2000 financial statements. In connection with this termination, the Company amended the plan to fully vest all current participants. The Company purchased annuity contracts to fund the benefits of all current retirees and terminated vested participants and purchased annuities for or made distributions to all current participants, as directed by the participants. Additionally, in connection with implementation of the pension plan termination, the Company increased its 401(k) "company match" effective September 1, 2000 from 3% of covered compensation to 4% of covered compensation for participants in its 401(k) plan.

As a result of this termination which was completed in April 2001, the
Company:
   * received approximately $40 in excess cash from the plan (after payment of related excise and income taxes),
   * pre-funded approximately $33 of 401(k) plan contributions for its participating employees, and
   * recognized a gain of approximately $4 (net of income and excise taxes) in the fourth quarter of fiscal 2000 (no P&L impact in fiscal 2001).

DEBT:
The Company maintains a $350 credit facility. This facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At April 30, 2001, $200 was available for future use under this credit facility.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $130 at April 30, 2001. Borrowings under these uncommitted lines totaled $108 at April 30, 2001.

ACQUISITIONS:
The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process.

SHARE REPURCHASES:
On September 8, 2000 the Board of Directors authorized the Company to purchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As discussed in Note 6 to the 2000 financial statements, certain debt covenants may limit purchases under this authorization. No purchases have been made under this authorization to date.

Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

OTHER ASSETS, ACCRUED EXPENSES & DEFERRED TAXES. Changes in these line items were primarily due to the termination of the defined benefit pension plan. The decline in other assets reflects the payout of all of the pension plan assets net of $33 used to pre-fund the Company's match of the 401(k) plan. The increase in accrued expenses and the decrease in deferred income taxes reflect the termination and the $58 of income taxes and excise taxes to be paid out during the balance of the year.

INTANGIBLE ASSETS increased vs. the April 30, 2000 amounts as a result of the acquisitions completed in fiscal 2000.


OUTLOOK AS OF JUNE 12, 2001
---------------------------
MANAGEMENT'S OUTLOOK FOR THE SECOND QUARTER, which ends July 31, calls for sales to be up approximately 7% to approximately $500 vs. $469 last year, with acquisitions providing essentially all of the growth. Net earnings for the second quarter are expected to be approximately $2.5 ($.08 to $.12 per share) vs. $6.6 or $.28 per share last year on a diluted basis. The drop in earnings is largely due to margin pressures across most of our divisions. Additionally, our recent acquisitions are expected to provide sales, but essentially no earnings in the second quarter, as the second quarter is their seasonally weakest quarter. Finally, three of the same issues which negatively impacted results in the first quarter of fiscal 2001 compared to the prior year, namely loss of pension income and enriched 401(k) plan match, amortization of the integrated business system and loss of royalty income collectively, will reduce pre-tax earnings by $4.2, and after tax earnings by $2.6 or $.11 per share each quarter compared to the prior year on a diluted basis.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


OUTLOOK FOR THE TOTAL YEAR. We are now in a position to better assess the second half of the fiscal year as the upcoming Fall season is largely booked. A majority of the retailers we service in essentially every major channel of distribution had planned their Fall open-to-buy across a broad range of product categories flat to down. Most of the retailers had a very difficult Spring selling season due to a lack of traffic in the stores. As we look ahead to the second half of fiscal 2001, the consumers' confidence in the overall economy appears tenuous and not at all encouraging compared to what we had expected when we finalized our plans in January. Based upon a lower level of sales than originally expected, we have concluded that it is unlikely that we will be able to achieve our financial plan for the year.

Sales for the year are now expected to be approximately $2,400, up modestly from the $2,362 reported last year. Net earnings for the year are expected to be approximately $60, essentially flat from prior year, with earnings per share in the range of $2.45 to $2.60 per share on a diluted basis compared to $2.57 last year.


MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At April 30, 2001, the Company's debt portfolio was composed of approximately 30% variable-rate debt and 70% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2001.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its long-term debt have a market value of approximately $344 at April 30, 2001 which compares to their book value of $343. With respect to the Company's fixed-rate debt outstanding at April 30, 2001, a 10% increase in interest rates would have resulted in approximately a $18 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $17 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


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

                               KELLWOOD COMPANY
                               ----------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   a)  EXHIBITS:

         S.E.C. Exhibit
         Reference No.                 Description
         -------------        ------------------------------

              3.2             By-Laws, as amended May 31, 2001, filed herewith.

              18 Letter from Independent Accountants regarding Change in Accounting Principles


   b)  REPORTS ON FORM 8-K:

       The following reports were filed on Form 8-K during the three months ended April 30, 2001:

       *  Current Report on Form 8-K dated April 23, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



June 12, 2001                /s/ Thomas H. Pollihan
                             -------------------------------------
                             Thomas H. Pollihan
                             Vice President, Secretary and General Counsel



June 12, 2001                /s/ W. Lee Capps, III
                             -------------------------------------
                             W. Lee Capps, III
                             Vice President Finance and Chief Financial Officer
                             (Principal Financial & Accounting Officer)