Form 10-Q
period 2001-07-31
KELLWOOD CO
filed 2001-09-14
CIK 55080

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ------------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                   36-2472410
---------------------------------         ------------------------------------
(State or other jurisdiction              (IRS Employer
of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                   63178
---------------------------------------------------                 ----------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100

------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

Number of shares of common stock, par value $.01, outstanding at July 31, 2001 (only one class): 22,739,641.
                  -----------

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----


                                                                      Page No.
                                                                      --------
PART I.           FINANCIAL INFORMATION

                  Condensed Consolidated Balance Sheet                     3

                  Condensed Consolidated Statement of Earnings             4

                  Condensed Consolidated Statement of Cash Flows           5

                  Notes to Condensed Consolidated Financial
                     Statements                                          6-8

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      9-17


PART II.          OTHER INFORMATION                                       18

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)


                                                                         July 31,
                                                           ------------------------------------        January 31,
                                                                 2001                2000                 2001
                                                           ----------------     ---------------     ----------------
ASSETS
------
Current assets:
    Cash and time deposits                                 $         21,035     $        14,347     $         10,437
    Receivables, net                                                342,543             314,628              364,522
    Inventories                                                     479,997             450,961              503,164
    Prepaid taxes and expenses                                       32,456              37,322               29,017
                                                           ----------------     ---------------     ----------------
         Total current assets                                       876,031             817,258              907,140


Property, plant and equipment, net                                  110,743             105,297              114,498

Intangible assets, net                                              118,710              67,140              127,793

Other assets                                                         37,873             106,987              116,294
                                                           ----------------     ---------------     ----------------

Total assets                                               $      1,143,357     $     1,096,682     $      1,265,725
                                                           ================     ===============     ================



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                      $         13,784     $         9,303     $         13,812
    Notes payable                                                    74,644              19,467              117,702
    Accounts payable                                                115,291             152,658              154,617
    Accrued expenses                                                 90,924              77,543               76,370
                                                           ----------------     ---------------     ----------------
         Total current liabilities                                  294,643             258,971              362,501


Long-term debt                                                      358,185             341,767              411,331

Deferred income taxes and other                                      39,833              59,628               60,797

Shareowners' equity:
    Common stock                                                    169,398             167,554              168,171
    Retained earnings                                               426,278             389,010              406,607
    Accumulated other comprehensive income                          (11,246)             (9,836)             (10,572)
                                                           ----------------     ---------------     ----------------
                                                                    584,430             546,728              564,206
    Less treasury stock, at cost                                   (133,734)           (110,412)            (133,110)
                                                           ----------------     ---------------     ----------------
         Total shareowners' equity                                  450,696             436,316              431,096
                                                           ----------------     ---------------     ----------------

Total liabilities and shareowners' equity                  $      1,143,357     $     1,096,682     $      1,265,725
                                                           ================     ===============     ================




See notes to condensed consolidated financial statements.

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                              --------------------------------------------------------
                                    (Amounts in thousands except per share data)


                                                          Three Months Ended                    Six months ended
                                                               July 31,                             July 31,
                                                   --------------------------------    ---------------------------------
                                                        2001               2000             2001               2000
                                                   --------------     -------------    --------------    ---------------

Net sales                                          $      501,002     $     469,283     $   1,210,369      $   1,118,723

Costs and expenses:
    Cost of products sold                                 400,641           372,297           957,055            880,273
    Selling, general and
       administrative expenses                             86,805            79,728           186,186            165,495
    Pension Income                                              -            (1,810)                -             (3,620)
    Amortization of intangible assets                       2,371             1,818             4,716              3,535
    Interest expense                                        8,585             6,418            19,570             14,506
    Interest income and other, net                           (333)              194            (1,202)              (408)
                                                   --------------     -------------     -------------      -------------

Earnings before income taxes                                2,933            10,638            44,044             58,942

Income taxes                                                1,100             4,000            17,100             23,300
                                                   --------------     -------------     -------------      -------------

Net earnings                                       $        1,833     $       6,638     $      26,944      $      35,642
                                                   ==============     =============     =============      =============




Weighted average shares outstanding:

    Basic                                                  22,732            23,944            22,722             24,327
                                                   ==============     =============     =============      =============

    Diluted                                                22,899            24,002            22,890             24,370
                                                   ==============     =============     =============      =============


Earnings per share:

    Basic                                          $          .08     $         .28     $        1.19      $        1.47
                                                   ==============     =============     =============      =============

    Diluted                                        $          .08     $         .28     $        1.18      $        1.46
                                                   ==============     =============     =============      =============


Dividends paid per share                           $          .16     $         .16     $         .32      $         .32
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


                                                                                              Six months ended
                                                                                                  July 31,
                                                                                     -----------------------------------
                                                                                          2001                 2000
                                                                                     --------------       --------------
OPERATING ACTIVITIES:

Net earnings                                                                         $       26,944       $      35,642

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                        16,011              12,817
        Increase in prepaid pension cost                                                          -              (4,072)
        Deferred income taxes and other                                                       8,958                 178

Changes in working capital:
        Receivables, net                                                                     26,705              12,240
        Inventories                                                                          22,847             (55,973)
        Prepaid taxes and expenses                                                            1,306              10,599
        Accounts payable                                                                    (39,326)              1,021
        Accrued expenses                                                                     (8,241)             (3,903)
                                                                                     --------------       -------------
Net cash provided by operating activities                                                    55,204               8,549
                                                                                     --------------       -------------

INVESTING ACTIVITIES:
Additions to fixed assets                                                                    (8,532)            (13,188)
Proceeds from termination of Pension Plan                                                    66,761                   -
Other investing activities                                                                       67                 240
                                                                                     --------------       -------------
Net cash provided/(used) by investing activities                                             58,296             (12,948)
                                                                                     --------------       -------------

FINANCING ACTIVITIES:
Reduction of long-term debt                                                                 (53,174)             (6,401)
Proceeds from notes payable                                                               1,168,344             258,856
Reduction of notes payable                                                               (1,211,402)           (243,472)
Dividends paid                                                                               (7,272)             (7,765)
Stock repurchase pursuant to announced plan                                                       -             (38,127)
Stock transactions under incentive plans                                                        602               1,154
                                                                                     --------------       -------------
Net cash (used) by financing activities                                                    (102,902)            (35,755)
                                                                                     --------------       -------------

NET INCREASE / (DECREASE) IN CASH AND TIME DEPOSITS                                          10,598             (40,154)
Cash and time deposits, beginning of period                                                  10,437              54,501
                                                                                     --------------       -------------
Cash and time deposits, end of period                                                $       21,035       $      14,347
                                                                                     ==============       =============





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

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. As discussed in Note 3, in the first quarter of fiscal 2001 the Company changed its method of determining cost for certain domestic inventories (representing approximately 29% of inventories) from last-in, first-out (LIFO) to FIFO.

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

NEW ACCOUNTING STANDARDS: In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002 the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets as recorded on February 1, 2002. The Company has not yet determined what the effect of these tests will be, if any, on its earnings and financial position. Any impairment resulting from the initial application of the Statements will be recorded as a cumulative effect of accounting change as of February 1, 2002.

2. ADOPTION OF SFAS 133. On February 1, 2001 the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company periodically enters into forward currency exchange contracts to hedge its exposure to foreign currency fluctuations for purchases of certain inventories and sales of certain products. Derivatives used by the Company have an initial term of less than one year. Company policy allows for the use of derivatives only for identifiable exposures, and therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits. Management expects these derivatives to be highly effective in hedging the intended foreign currency fluctuation risks. As of July 31, 2001 the Company's derivatives have been designated as hedges of variable cash flows of forecasted transactions. As such, the fair values of the derivatives have been recorded in the Consolidated Balance Sheet, with the offset recorded in Other Comprehensive Income. The fair value of these derivatives on the date of adoption of SFAS 133 and on July 31, 2001 was not material. During the first half of fiscal 2001 the outstanding forward contracts have been highly effective in hedging the forecasted transactions. The fair value of these derivatives will be recorded in earnings as the forecasted transactions take place between August 2001 and June 2002.

3. OTHER INCOME. Other income in the quarter ended April 30, 2001 includes $3,419 related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements as would have been required by Accounting Principles Board Opinion No. 20 if the impact had been material.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                           (Amounts in thousands)


4. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. In August 2001 the 364 day revolving credit facility was extended for an additional year. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility bear interest at a spread of approximately .6% over LIBOR. At July 31, 2001, outstanding short-term loans and letters of credit under the agreement were $0 and $103,481, respectively.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $130,000 at July 31, 2001. Borrowings under these uncommitted lines totaled $96,000 at July 31, 2001.

5. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the quarters and six month periods ended July 31, 2001 and 2000 as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                   Three months ended July 31,          Six months ended July 31,
                                                   ---------------------------          -------------------------
                                                    2001               2000              2001             2000
                                                -------------     --------------     -------------   --------------
Net Sales:
    Women's Sportswear                          $     331,308     $      313,611     $     813,248   $      779,681
    Men's Sportswear                                   74,805             77,303           156,901          158,929
    Other Soft Goods                                   94,889             78,369           240,220          180,113
                                                -------------     --------------     -------------   --------------
    Kellwood net sales                          $     501,002     $      469,283     $   1,210,369   $    1,118,723
                                                =============     ==============     =============   ==============

Segment earnings:
    Women's Sportswear                          $      13,082     $       14,412     $      55,258   $       60,625
    Men's Sportswear                                    5,435              8,989            12,486           15,362
    Other Soft Goods                                    3,377              4,885            17,515           17,140
                                                -------------     --------------     -------------   --------------
    Total segments                                     21,894             28,286            85,259           93,127

    Amortization of Intangibles                        (2,371)            (1,818)           (4,716)          (3,535)
    Interest expense                                   (8,585)            (6,418)          (19,570)         (14,506)
    General corporate and other                        (8,005)            (9,412)          (16,929)         (16,144)
                                                -------------     --------------     -------------   --------------
    Earnings before income taxes                $       2,933     $       10,638     $      44,044   $       58,942
                                                =============     ==============     =============   ==============

Net Assets at quarter-end:
    Women's Sportswear                          $     590,280     $      502,975
    Men's Sportswear                                  139,450            131,769
    Other Soft Goods                                  175,632            140,801
    Corporate and other                                (8,053)            31,308
                                                -------------     --------------
    Kellwood total                              $     897,309     $      806,853
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



6. INVENTORIES:

                                                                      July 31,
                                                          -------------------------------       January 31,
                                                              2001               2000              2001
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     341,105     $     274,230     $      322,601
      Work in process                                            71,364            95,349            106,355
      Raw materials                                              67,528            81,382             74,208
                                                          -------------     -------------     --------------
      Total Inventories                                   $     479,997     $     450,961     $      503,164
                                                          =============     =============     ==============

If inventories were valued at current replacement costs, they would have totaled $452,943 at July 31, 2000, and $506,583 at January 31, 2001. In the
first quarter of fiscal 2001 the Company changed its inventory valuation method for certain inventories formerly accounted for under the LIFO method.


7. COMMON STOCK REPURCHASE. On September 8, 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Purchases will be financed out of the Company's cash resources. As discussed in Note 6 to the fiscal 2000 financial statements, certain debt covenants may limit purchases under this authorization. No purchases have been made pursuant to this authorization.


8. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended July 31, 2001 and 2000, was $1,838 and $6,635, respectively. The Company's total comprehensive income for the six months ended July 31, 2001 and 2000, was $26,270 and $35,184, respectively. Differences between net earnings and total comprehensive income in each year, respectively, resulted from foreign currency translation and unrecognized impacts of derivative instruments.


9. STOCK OPTION PLANS. On March 8, 2001 the Company granted nonqualified stock options to certain officers and other key employees for 562,200 shares of common stock at an exercise price of $22.92, which was equal to the market value of the shares on the grant date.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
         RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
         -----------------------------------------------------------


OPERATING RESULTS
-----------------
Kellwood Company reported record sales for the quarter ended July 31, 2001 of $501, up 7% from the $469 reported in the prior year. Net earnings for the quarter were $1.8 or $.08 per share on a diluted basis, versus $6.6 or $.28 per share last year. As a result of Kellwood's share repurchase program initiated in December 1999, average diluted shares in the quarter were 22.9 million vs. 24.0 million in the prior year.

Sales in the first half were a record $1,210, up 8% from the prior year. Net earnings declined to $26.9 from the record $35.6 reported last year. Diluted earnings per share for the first half declined to $1.18 per share versus $1.46 per share reported in the prior year.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended July 31 have historically been lower than for the other quarters of the fiscal year. In recent years, the July quarter's results have represented approximately 20% of the year's sales and 13% of net earnings before unusual items.

SUMMARIZED FINANCIAL DATA for the quarter and the six months ended July 31, 2001 and 2000 are as follows. (percentages are calculated based on actual data, but columns may not add due to rounding):

                                          Three months ended July 31,              Six months ended July 31,
                                     ----------------------------------      ------------------------------------
                                       2001        2000       Change           2001         2000         Change
                                     --------    --------     ------         ---------    ---------      ------
     Net Sales                       $    501    $    469         6.8%       $   1,210    $   1,119          8.2%
     Cost of products sold                401         372         7.6%             957          880          8.7%
     S G & A                               87          80         8.9%             186          165         12.5%
                                     --------    --------    ---------       ---------    ---------     ---------
     Operating earnings                    14          17       -21.5%              67           73         -8.0%
     Pension (income)                       -          (2)       -100%               -           (4)        -100%
     Amortization of intangibles            2           2        30.4%               5            4         33.4%
     Interest expense                       9           6        33.8%              20          15          34.9%
     Interest (income) & other, net*        0           0          nmf              (1)           0           nmf
                                     --------    --------    ---------       ---------    ---------     ---------
     Earnings before tax                    3          11       -72.4%              44           59        -25.3%
     Income Taxes                           1           4       -72.5%              17           23        -26.6%
                                     --------    --------    ---------       ---------    ---------     ---------
     Net Earnings                    $      2    $      7       -72.4%       $      27    $      36        -24.4%
                                     ========    ========    =========       =========    ==========    =========
     Effective tax rate                 37.5%       37.6%         -.1%           38.8%        39.5%          -.7%
     Average diluted shares              22.9        24.0        -4.6%            22.9         24.4         -6.1%
                                     --------    --------    ---------       ---------    ---------     ---------
     Diluted Earnings per Share      $    .08    $    .28       -71.1%       $    1.18    $    1.46        -19.5%
                                     --------    --------    ---------       ---------    ---------     ---------

                                          Three months ended July 31,              Six months ended July 31,
                                     ----------------------------------      ------------------------------------
As a percentage of net sales:          2001        2000       Change           2001         2000         Change
-----------------------------        --------    --------     ------         ---------    ---------      ------
     Net Sales                         100.0%      100.0%            -          100.0%       100.0%             -
     Cost of products sold              80.0%       79.3%          .6%           79.1%         78.7           .4%
     S G & A                            17.3%       17.0%          .3%           15.4%         14.8           .6%
                                     --------    --------    ---------       ---------    ---------     ---------
     Operating earnings                  2.7%        3.7%        -1.0%            5.5%         6.5%         -1.0%
     Pension (income)                       -        -.4%          .4%               -         -.3%           .3%
     Amort. of intangibles                .5%         .4%          .1%             .4%          .3%           .1%
     Interest expense                    1.7%        1.4%          .3%            1.6%        1.3%            .3%
     Interest (income) & other, net*     -.1%           -         -.1%            -.1%            -          -.1%
                                     --------    --------    ---------       ---------    ---------     ---------
     Earnings before tax                  .6%        2.3%        -1.7%            3.6%         5.3%         -1.6%
     Income Taxes                         .2%         .9%         -.6%            1.4%         2.1%           .7%
                                     --------    --------    ---------       ---------    ---------     ---------
     Net Earnings                         .4%        1.4%        -1.0%            2.2%         3.2%         -1.0%
                                     ========    ========    =========       =========    =========     =========

* - Including LIFO credit of $3.4 in the six months ended July 31, 2001.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


SALES. Four acquisitions completed in the past year contributed all of the year-to-year sales growth:
         - Academy Broadway Corp. (acquired August 2000), part of the Other Soft Goods segment,
         - Dorby Frocks, Ltd., (acquired September 2000), part of the Women's Sportswear segment,
         - Romance du Jour (acquired September 2000), part of the Other Soft Goods segment, and
         - Democracy (acquired December 2000), part of the Women's Sportswear segment.
These acquisitions added $40 to sales for the second quarter ($99 for the first half). Excluding acquisitions, sales were down $8 or 2% for the quarter ($7 or 1% for the half).

Other factors impacting sales for the quarter and the half included:
      o the planned repositioning of four of our women's sportswear brands and repositioning of our manufacturing base for pants and jeans out of the United States and into Mexico, offset by
      o strong growth in core women's sportswear brands (Sag Harbor(R), Koret(R), Kathie Lee(R) career sportswear and dresses), growth in the private label woven shirt business, and organic growth in Other Soft Goods which includes the Intimate Apparel and Recreation Products businesses.

COST OF PRODUCTS SOLD as a percentage of sales in the quarter increased .6% to 79.97% from 79.33% in the prior year. Gross profit increased, but margins decreased, from $97 (20.7% of sales) to $100 (20.0% of sales). Acquisitions contributed gross profit of $10.7 and raised Kellwood's overall margin by
 .6%. The gross margin rate for the rest of the Company was down 1.3% from last year due primarily to having to provide higher markdown allowances to retailers across nearly all categories of products due to the extreme softness in the market. In addition, Kellwood's gross margin rate in the second quarter was also negatively impacted by the liquidation of surplus inventory necessitated by the weak retail environment.

Cost of Products Sold as a percentage of sales in the first half increased
 .4% to 79.1% from 78.7% in the prior year. Gross profit increased, but margins decreased, from $238 (21.3% of sales) to $253 (20.9% of sales). Acquisitions contributed gross profit of $29 and raised Kellwood's overall margin by .7%. The gross margin rate for the rest of the Company was down 1.1% from last year due primarily to margin pressures and product and customer mix caused by the continuing weak retail environment.

SG&A EXPENSE for the quarter increased $7 to 17.3% of sales from 17.0% in the prior year principally due to acquisitions which increased SG&A spending by $8 per quarter and increased SG&A as a percent of sales by .4%. SG&A cost reductions by repositioned businesses partially offset $2 of this increase. SG&A spending by the rest of the Company was down $0.4 from a year earlier as savings from SG&A reduction initiatives offset new program costs at Recreation Products, the launch of our new EMME(R) line, social program costs required for workers in Hong Kong and China, and severance costs associated with consolidations taking place in the Western and New England regions.

SG&A expense for the half increased $21 to 15.4% of sales from 14.8% in the prior year due to the same combination of factors that impacted the second quarter.

During fiscal 2001 certain ongoing factors will increase SG&A by a total of $2.3 each quarter compared to the prior year. The major factors include:
      o our new agreements for the Kathie Lee(R) line which end the royalty payments previously earned by Kellwood.
      o amortization of the Integrated Business System as this system has progressed into the implementation phase.
These items will appear each quarter throughout the year. During the first half they increased SG&A as a percentage of sales by .4 percentage points.

PENSION INCOME added $2 to reported earnings in the prior year's second quarter; $4 in the prior year's first half. This non-cash item will not recur in fiscal 2001 or later years as a result of the pension plan termination discussed below.

AMORTIZATION of intangible assets increased $.6 for the quarter ($1.2 for the half) compared to the prior year as a result of amortization of goodwill on the acquisitions completed in the past year.

INTEREST EXPENSE vs. the prior year was up $2.2 for the quarter ($5.1 for the half) as a result of the net impact of:
      o Acquisition spending totaled $113 million last year resulting in $1.4 higher interest expense ($3.2 for the half).
      o Higher working capital usage resulted in $.6 higher interest expense ($2.3 for the half).
      o Last Fall's completion of the second share buyback authorization added $23 of debt and resulted in higher interest expense of $.3 ($.9 for the half).
      o During the second quarter of last year the Company recognized a $1.2 reduction in interest expense from the marking to market of an interest rate swap.
Partially offsetting these increases were:
      o $.7 lower interest expense in the second quarter and the first half resulting from the proceeds received from termination of the pension plan, net of taxes paid, and
      o lower interest expense of $.6 for the quarter ($1.8 for the half) from positive free cash flow generated from operations and a drop in the LIBOR rate.

OTHER INCOME in the quarter ended April 30, 2001 included $3.4 from the change in accounting for certain inventories from the LIFO to the FIFO method. The change was not considered material to require restatement of prior years' income statements as would have been required if the impact had been material.

Interest income increased vs. the prior year by $.4 for the quarter ($.5 for the half) principally due to interest income on cash generated by Smart Shirts in Hong Kong and due to interest earnings on the portion of the proceeds from the terminated pension plan which is invested for funding of the company matching contribution to the 401(k) plan.

THE EFFECTIVE TAX RATE for the quarter ended July 31, 2001 remained stable at 37.5% compared to 37.6% in the prior year. The effective tax rate for the first half decreased to 38.8% from 39.5% in the prior year as a result of certain business initiatives which had the effect of reducing the Company's effective state income tax rate.

SHARES OUTSTANDING AND EPS. From December 1999 through October 2000, the Company repurchased 5.3 million shares of its common stock. As a result, there were only 22.9 million average diluted shares outstanding for the quarter and the six month period, compared with 24.0 million shares in the prior year second quarter and 24.4 million shares in the prior year's first half.


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the second quarter and the first half were as follows:

                                         Three months ended July 31,               Six months ended July 31,
                                     ----------------------------------      -----------------------------------
                                       2001        2000         Change         2001        2000         Change
                                     --------    --------    ----------      ---------   ---------    ----------
     Women's Sportswear              $    331    $    314         5.6%       $    813    $     780         4.3%
     Men's Sportswear                      75          77        (3.2%)           157          159        (1.3%)
     Other Soft Goods                      95          78        21.1%            240          180        33.4%
                                     --------    --------    ---------       --------    ---------    ---------
     Total Net Sales                 $    501    $    469         6.8%       $  1,210    $   1,119         8.2%
                                     ========    ========    =========       ========    =========    =========

Segment Earnings by segment for the second quarter were as follows:

                                         Three months ended July 31,             as a percentage of net sales
                                     ----------------------------------      -----------------------------------
                                       2001        2000        Change          2001         2000        Change
                                     --------    --------    ----------      ---------    ---------   ----------
     Women's Sportswear              $   13.1    $   14.4       (9.2%)           3.9%         4.6%        (0.6%)
     Men's Sportswear                     5.4         9.0      (39.6%)           7.3%        11.6%        (4.4%)
     Other Soft Goods                     3.4         4.9      (30.9%)           3.6%         6.2%        (2.7%)
                                     --------    --------    --------        --------     --------    ---------
     Segment Earnings                $   21.9    $   28.3      (22.6%)           4.4%         6.0%        (1.7%)
                                     ========    ========    ========        ========     ========    =========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------



Segment Earnings by segment for the first half were as follows:

                                         Six months ended July 31,               as a percentage of net sales
                                     ----------------------------------      -----------------------------------
                                       2001        2000         Change         2001         2000        Change
                                     --------    --------    ----------      ---------   ---------    ----------
     Women's Sportswear              $   55.3    $   60.6       (8.8%)           6.8%         7.8%        (1.0%)
     Men's Sportswear                    12.5        15.4      (18.7%)           8.0%         9.7%        (1.7%)
     Other Soft Goods                    17.5        17.1        2.2%            7.3%         9.5%        (2.2%)
                                     --------    --------    ---------       --------    ---------    ---------
     Segment Earnings                $   85.3    $   93.1       (8.4%)           7.0%         8.3%        (1.3%)
                                     ========    ========    ========        ========    =========    =========

WOMEN'S SPORTSWEAR sales for the quarter were up $17 or 6% compared to the prior year ($33 or 4% for the first half). Recent acquisitions (Dorby, a popular-to-moderate priced Missy and Junior dress company, and Democracy, a bridge-priced women's sportswear company) contributed a combined $32 of growth in the quarter ($76 for the half). Excluding acquisitions, sales were actually down $28 or 6% in the first quarter and $14 or 4% in the second quarter.
      o Last year Kellwood took action to reposition four of our brands (Ivy(R), Melrose(R), BICE(R) and Sag Harbor(R) Sport). Collectively, these brands were down $33 in the first quarter and $22 in the second quarter, in line with our financial plan.
      o The Company's core brands (Sag Harbor(R), Koret(R) and Kathie Lee(R) sportswear and dresses), which collectively represent approximately 55% of Women's Sportswear volume, were up $20 or 9% from the prior year in the first quarter and $15 or 9% in the second quarter.
      o Finally, other Women's Sportswear brands and private label programs were down about $15 in the first quarter and $7 in the second quarter, primarily as a result of Ward's bankruptcy and soft demand for junior and young girls' sportswear.
Segment earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) decreased 9% for the quarter and the first half to 3.9% of sales in the quarter from 4.6% in the prior year (and from 7.8% to 6.8% in the first half). This was primarily a result of product and customer mix and of margin pressures and customer requirements for markdown support caused by the continuing weak retail environment.

MEN'S SPORTSWEAR sales were down 3% in the second quarter compared to the prior year after being flat in the first quarter as a result of:
      o A flat quarter compared to the prior year in the private label men's shirt business following a 9% increase in the first quarter.
      o This improvement was offset by the loss of certain pants and jeans business as the Company's manufacturing facilities for these products is shifted to Mexico. As a supplier of private label pants, jeans and outerwear to the national chains and major catalog houses, owning and operating our own manufacturing facility is mandatory. In order to become more competitive, in fiscal 2000 Kellwood closed its remaining domestic sewing facilities. The Company is starting a plant in Mexico to make these products, but it is not expected to be in full operation until September 2001. As a result, sales of private label pants and jeans were below the level shipped last year.
Segment earnings decreased $3 as margin pressures and customer requirements for markdowns in the second quarter more than offset improved profits in the men's shirt business in the first quarter.

THE OTHER SOFT GOODS segment reported a $17 or 21% increase in sales for the quarter ($60 or 33% for the half). Acquisitions provided $8 or one half of the year-to-year growth in the quarter, with organic growth of $8 or 11% provided by the Recreation Products division. For the half, acquisitions provided $23 of the year-to-year growth, with organic growth of $37 or 21% provided by both in the Intimate Apparel and Recreation Products divisions. Major growth drivers included the introduction of new products and brands as well as some inventory building by retailers. The segment's operating earnings margin decreased 2.7% for the quarter and 2.2% for the half as compared to the prior year due primarily to customer mix and higher SG&A expenses related to the introduction of new programs.

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

LEVERAGE
--------
Total debt represents 49.8% of capital at July 31, 2001 as compared to 45.9% at July 31, 2000. The major item impacting leverage in this period is the increase in total debt to $447 at the end of July -- $76 higher than last year. Principally responsible for the increase was $113 spent on acquisitions during the second half of last year, the $23 spent last year on share repurchases, also in the second half, and the increase in inventories. These increases were partially offset by $98 of cash received from the pension termination (of which approximately $58 has been accrued for income and excise taxes that will be paid in installments during the year) and the last 12 months of free cash flow from operations totaling $23. The Company anticipates that total debt will be down significantly from last year by the third quarter (October 31). The debt to capital ratio at that time is expected to be below 45%.

WORKING CAPITAL
---------------
The current ratio decreased to 3.0 at July 31, 2001 and 2.5 at January 31, 2001 compared to 3.2 at July 31, 2000. The January 2001 ratio was unusually low, largely as a result of the increased current notes payable related to the increased investment in inventories at that date.

Accounts Receivable at July 31 increased $28 or 9% vs. the prior year - in line with the 7% increase in sales and representing 57 Days Sales
Outstanding in both years.

Inventory levels were up $29 or 6% from a year earlier primarily due to the four acquisitions completed in the past year which contributed $21 of the increase. Inventory levels are beginning to return to more normal levels, as the Fall season merchandise brought in early throughout the first four months of the year to capitalize on lower pricing and to ensure on-time delivery is now being shipped. Higher inventories to support strong sales at Smart Shirts and Recreation Products were offset by the decline of inventory in the repositioned units. Kellwood's overall inventory days on hand were 86 at July 31, 2001 compared to 71 in the prior year.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $9 for the first half compared to $13 in last year's first half. Capital spending for fiscal 2001 is expected to be about $20-22.

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

As a result of this termination which was completed in April 2001, the
Company:
      o received approximately $40 in excess cash from the plan (after payment of related excise and income taxes),
      o pre-funded approximately $33 of 401(k) plan contributions for its participating employees, and
      o recognized a gain of approximately $4 (net of income and excise taxes) in the fourth quarter of fiscal 2000 (P&L impact in fiscal 2001 is limited to the absence of periodic pension income that had been recorded in prior years).

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------



DEBT:
The Company maintains a $350 credit facility. This facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At July 31, 2001, $247 was available for future use under this credit facility.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $130 at July 31, 2001. Borrowings under these uncommitted lines totaled $96 at July 31, 2001.

ACQUISITIONS:
The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process.

SHARE REPURCHASES:
On September 8, 2000 the Board of Directors authorized the Company to purchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) at management's discretion and depending on market conditions. Purchases, if any, will be financed out of the Company's cash resources. As discussed in Note 6 to the 2000 financial statements, certain debt covenants may limit purchases under this authorization. No purchases have been made under this authorization to date.

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

INTANGIBLE ASSETS increased vs. the July 31, 2000 amounts as a result of the acquisitions completed in fiscal 2000.


OUTLOOK AS OF SEPTEMBER 13, 2001
--------------------------------
Looking to the balance of the fiscal year, Kellwood's second half encompasses three important shipping periods - Fall and Holiday 2001, and the start of the Spring 2002 season. Kellwood typically begins shipping Spring goods to the stores in January. Easter will fall in March 2002, one month earlier than last year. This issue could have a favorable impact on the level of volume the Company does in the fourth quarter. However, if the stores have another poor Christmas selling season, then early Spring deliveries may be pushed out into February.

Given the current economic climate and the difficult retail environment, it has become increasingly difficult to forecast the financial results of the Company on a quarterly basis. Therefore, we will address the outlook for the Company in terms of expected results for the second half and total fiscal year.

MANAGEMENT'S OUTLOOK FOR THE SECOND HALF is for sales to be about $1,140, down approximately $100 or 8% from a very strong second half reported last year. Last year's sales were up 14% from the previous year.

Women's Sportswear sales are expected to be approximately $760 in the second half, down $95 or 11% from the $855 shipped last year. It is important to note that sales of the Company's core brands were up 9% during the first six months of the year. Unfortunately, overall demand for Women's Sportswear at retail has been exceptionally weak during the first half of the year. As a result, the stores have significantly cut their open-to-buy for Fall and Holiday. Additionally, four of our repositioned brands are forecasted to be down $20 or over 40% from last year.

Men's Sportswear sales are forecasted to be approximately $185, down 9% from the $203 shipped last year, but ahead of plan on the strength of Smart Shirts.

Finally, sales of Other Soft Goods are forecasted to be $195, up 5% from the $185 sold last year.

Approximately 75%-80% of the year-to-year drop in volume in the second half of this year will probably occur during the third quarter. Last year's sales in the important third quarter were quite strong, up 11% compared to the level shipped in the previous year.

The Company expects net earnings and earnings per share in the second half will be in the range of $17-$21 or $0.72-$0.92 per diluted share, versus $25.2 or $1.08 per share reported last year. The drop in earnings will occur during the third quarter due principally to lower sales. Earnings are expected to be up in the fourth quarter in spite of lower sales volume due to an improvement in our gross margin rate and lower SG&A expense. The principal reason our margin will compare favorably is that last year during the fourth quarter Kellwood incurred a substantial loss resulting from the decision to close the IVY and Melrose divisions and restructure the David Dart division.

OUTLOOK FOR THE TOTAL YEAR. For the year ending January 2002, the Company expects sales to be essentially flat with last year and be about $2,350. Most of the slippage from earlier expectations occurred in Women's Sportswear and Intimate Apparel as a result of lower than previously forecasted sales volume, and lower gross margins resulting from markdown and pricing pressures caused by the current unfavorable economic and retail environments.

Given the downturn in expected sales volume for the second half, the Company has been proactive in addressing the level of inventory in distribution centers as well as the amount of production in the pipeline with contractors and the level of overhead necessary to support the business. In keeping with the revised outlook for sales, production commitments have been reduced or the expected markdowns necessary to move the goods in-season have been factored into the revised earnings forecast.

Kellwood now expects net earnings and earnings per share for the year will be in a range of $44 - $48 or $1.90 - $2.10 per diluted share, as compared to $60.8 or $2.57 per share reported last year.


RECENTLY ISSUED ACCOUNTING STANDARDS RELATED TO ACCOUNTING FOR GOODWILL
-----------------------------------------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and establishes specific criteria for recording intangible assets separate from goodwill. In the first quarter of fiscal 2002, the Company's recorded goodwill and intangibles will be evaluated against the new criteria. As a result, certain intangibles may be subsumed into goodwill. Kellwood is currently evaluating the impact of FAS 141 on its financial statements.

FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under the nonamortization approach, goodwill and indefinite-lived intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the period or periods in which their recorded values are determined to be more than their fair value. FAS 142 will be adopted by the Company as of February 1, 2002. Impairment, if any, resulting from the initial application of this Statement will be recorded as a cumulative effect of accounting change as of February 1, 2002.

The Company expects the adoption of these statements to result in:
      o certain of its intangibles being subsumed into goodwill in the first quarter of fiscal 2002, and
      o reduced annual amortization expense related to goodwill and intangibles commencing February 1, 2002.

Additionally, annual impairment reviews may result in future periodic write-downs.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At July 31, 2001, the Company's debt portfolio was composed of approximately 25% variable-rate debt and 75% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2001.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $347 at July 31, 2001 which compares to their book value of $343. With respect to the Company's fixed-rate debt outstanding at July 31, 2001, a 10% increase in interest rates would have resulted in approximately a $16 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $17 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


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

The Company's forward-looking statements are based on certain assumptions, and the Company's operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to:

      o changes in the retail environment. With the growing trend towards retail trade consolidation, the Company is increasingly dependent upon key retailers whose bargaining strength and share of the Company's business is growing. Accordingly, the Company faces greater pressure from these customers to provide more favorable trade terms. The Company can be negatively affected by changes in the policies or negotiating positions of its customers. The inability of the Company to develop satisfactory programs and systems to satisfy these customers could adversely affect operating results in any reporting period.

      o  changes in trends in the market segments in which the Company competes,

      o the performance of the Company's products within the prevailing retail environment,

      o customer acceptance of both new designs and newly introduced product lines,

      o  actions of competitors that may impact the Company's business,

      o financial or operational difficulties encountered by customers or suppliers,

      o  the impact of economic changes such as:
         o  the overall level of consumer spending for apparel,
         o  national and regional economic conditions,
         o  inflation or deflation,
         o  currency exchange fluctuations,
         o  changes in interest rates and other capital market conditions,

      o stable governments and business conditions in the nations where the Company's products are manufactured,

      o  the scope, nature or impact of acquisition activity, and

      o changes in the Company's plans, strategies, objectives, expectations and intentions which may happen at any time at the discretion of the Company.

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

                         PART II. OTHER INFORMATION
                         --------------------------

                              KELLWOOD COMPANY
                              ----------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

None



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.                          Description
         -------------               -----------------------------------

        [none]


   b)   REPORTS ON FORM 8-K:

        The following reports were filed on Form 8-K during the three months ended July 31, 2001:

        [none]




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 14, 2001           /s/ Thomas H. Pollihan
                             --------------------------------------------------
                             Thomas H. Pollihan
                             Vice President, Secretary and General Counsel



September 14, 2001           /s/ W. Lee Capps, III
                             --------------------------------------------------
                             W. Lee Capps, III
                             Vice President Finance and Chief Financial Officer
                             (Principal Financial & Accounting Officer)