Form 10-Q
period 2001-10-31
KELLWOOD CO
filed 2001-12-14
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ----------------


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

Number of shares of common stock, par value $.01, outstanding at October 31, 2001 (only one class): 22,748,421.
                       ----------

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

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)

                                                                        October 31,
                                                            -----------------------------------        January 31,
                                                                  2001                2000                2001
                                                            ---------------     ---------------     ----------------
ASSETS
------
Current assets:
    Cash and time deposits                                  $        46,245     $        23,071     $         10,437
    Receivables, net                                                359,192             452,141              364,522
    Inventories                                                     359,868             413,208              503,164
    Prepaid taxes and expenses                                       30,437              36,470               29,017
                                                            ---------------     ---------------     ----------------
         Total current assets                                       795,742             924,890              907,140

Property, plant and equipment, net                                  109,409             111,422              114,498

Intangible assets, net                                              116,447             119,962              127,793

Other assets                                                         36,897             108,654              116,294
                                                            ---------------     ---------------     ----------------

Total assets                                                $     1,058,495     $     1,264,928     $      1,265,725
                                                            ===============     ===============     ================



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                       $         9,059     $         9,245     $         13,812
    Notes payable                                                    25,315              65,722              117,702
    Accounts payable                                                109,334             165,940              154,617
    Accrued expenses                                                 92,902             108,828               76,370
                                                            ---------------     ---------------     ----------------
         Total current liabilities                                  236,610             349,735              362,501

Long-term debt                                                      320,875             418,625              411,331

Deferred income taxes and other                                      40,334              59,949               60,797

Shareowners' equity:
    Common stock                                                    169,499             167,577              168,171
    Retained earnings                                               436,568             412,124              406,607
    Accumulated other comprehensive income                          (11,713)            (10,169)             (10,572)
                                                            ---------------     ---------------     ----------------
                                                                    594,354             569,532              564,206
    Less treasury stock, at cost                                   (133,678)           (132,913)            (133,110)
                                                            ---------------     ---------------     ----------------
         Total shareowners' equity                                  460,676             436,619              431,096
                                                            ---------------     ---------------     ----------------

Total liabilities and shareowners' equity                   $     1,058,495     $     1,264,928     $      1,265,725
                                                            ===============     ===============     ================


See notes to condensed consolidated financial statements.

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                            ---------------------------------
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                --------------------------------------------------------
                                      (Amounts in thousands except per share data)


                                                          Three Months Ended                   Nine months ended
                                                              October 31,                         October 31,
                                                   ---------------------------------   ---------------------------------
                                                        2001               2000             2001               2000
                                                   --------------     --------------   --------------     --------------

Net sales                                          $      601,400     $      703,140   $    1,811,769     $    1,821,863

Costs and expenses:
    Cost of products sold                                 480,698            558,029        1,437,753          1,438,302
    Selling, general and
       administrative expenses                             87,961             93,533          274,147            259,028
    Pension Income                                              -             (1,873)               -             (5,493)
    Amortization of intangible assets                       2,535              2,019            7,251              5,553
    Interest expense                                        8,195              8,048           27,765             22,554
    Interest income and other, net                           (820)               154           (2,022)              (254)
                                                   --------------     --------------    -------------     --------------

Earnings before income taxes                               22,831             43,230           66,875            102,173

Income taxes                                                8,900             16,500           26,000             39,800
                                                   --------------     --------------    -------------     --------------

Net earnings                                       $       13,931     $       26,730    $      40,875     $       62,373
                                                   ==============     ==============    =============     ==============




Weighted average shares outstanding:

    Basic                                                  22,745             23,241           22,730             23,964
                                                   ==============     ==============    =============     ==============

    Diluted                                                22,885             23,292           22,889             24,009
                                                   ==============     ==============    =============     ==============


Earnings per share:

    Basic                                          $          .61     $         1.15    $        1.80     $         2.60
                                                   ==============     ==============    =============     ==============

    Diluted                                        $          .61     $         1.15    $        1.79     $         2.60
                                                   ==============     ==============    =============     ==============


Dividends paid per share                           $          .16     $          .16    $         .48     $          .48
                                                   ==============     ==============    =============     ==============


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


                                                                                              Nine months ended
                                                                                                 October 31,
                                                                                     ----------------------------------
                                                                                          2001                 2000
                                                                                     --------------       -------------
OPERATING ACTIVITIES:
Net earnings                                                                         $       40,875       $      62,373
Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                        24,242              19,596
        Increase in prepaid pension cost                                                          -              (5,949)
        Deferred income taxes and other                                                       9,763                 976
Changes in working capital:
        Receivables, net                                                                     10,056            (107,609)
        Inventories                                                                         142,976               7,297
        Prepaid taxes and expenses                                                            3,325              12,270
        Accounts payable                                                                    (45,283)              7,580
        Accrued expenses                                                                       (842)             21,010
                                                                                     --------------       -------------
Net cash provided by operating activities                                                   185,112              17,544
                                                                                     --------------       -------------

INVESTING ACTIVITIES:
Additions to fixed assets                                                                   (12,970)            (19,538)
Investment in subsidiaries                                                                        -             (91,796)
Net proceeds from termination of Pension Plan                                                61,340                   -
Other investing activities                                                                       74               1,155
                                                                                     --------------       -------------
Net cash provided/(used) by investing activities                                             48,444            (110,179)
                                                                                     --------------       -------------

FINANCING ACTIVITIES:
Reduction of long-term debt                                                                 (95,209)             (9,601)
Proceeds from notes payable                                                               1,396,724             834,074
Reduction of notes payable                                                               (1,489,111)           (692,435)
Dividends paid                                                                              (10,911)            (11,530)
Stock repurchase pursuant to announced plan                                                       -             (60,738)
Stock transactions under incentive plans                                                        759               1,435
                                                                                     --------------       -------------
Net cash (used)/provided by financing activities                                           (197,748)             61,205
                                                                                     --------------       -------------

NET INCREASE/(DECREASE) IN CASH AND TIME DEPOSITS                                            35,808             (31,430)
Cash and time deposits, beginning of period                                                  10,437              54,501
                                                                                     --------------       -------------
Cash and time deposits, end of period                                                $       46,245       $      23,071
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

Had FAS 142 been effective for 2001, application of the nonamortization provisions of the Statement would have increased the company's reported diluted earnings per share by approximately $.19 to $.21 for the nine months ended October 31, 2001, subject to the final interpretation of various statement provisions.


2. ADOPTION OF SFAS 133. On February 1, 2001 the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company periodically enters into forward currency exchange contracts to hedge its exposure to foreign currency fluctuations for purchases of certain inventories and sales of certain products. Derivatives used by the Company have an initial term of less than one year. Company policy allows for the use of derivatives only for identifiable exposures, and therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits. Management expects these derivatives to be highly effective in hedging the intended foreign currency fluctuation risks. As of October 31, 2001 the Company's derivatives have been designated as hedges of variable cash flows of forecasted transactions. As such, the fair values of the derivatives have been recorded in the Consolidated Balance Sheet, with the offset recorded in Other Comprehensive Income. The fair value of these derivatives on the date of adoption of SFAS 133 and on October 31, 2001 was not material. During the first nine months of fiscal 2001 the outstanding forward contracts have been highly effective in hedging the forecasted transactions. The fair value of these derivatives will be recorded in earnings as the forecasted transactions take place between November 2001 and June 2002.


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


4. DEBT. On August 31, 1999 the Company executed a $350,000 Senior Credit Facility with Bank of America as lead arranger and other participating banks (the "1999 Facility"). The 1999 Facility comprises a $100,000 364 day revolving credit facility and a $250,000 three-year revolving credit facility. In August 2001 the 364 day revolving credit facility was extended for an additional year. The $250,000 three-year revolving credit facility can also be used for letters of credit. Borrowings under the 1999 Facility bear interest at a spread of approximately .6% over LIBOR. At October 31, 2001, outstanding short-term loans and letters of credit under the agreement were $0 and $97,627, respectively.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $95,000 at October 31, 2001. Borrowings under these uncommitted lines totaled $20,000 at October 31, 2001.


5. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the quarters and nine month periods ended October 31, 2001 and 2000 as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                 Three months ended October 31,     Nine months ended October 31,
                                                 ------------------------------     -----------------------------
                                                     2001              2000             2001            2000
                                                 -------------    -------------     -------------   -------------
Net Sales:
    Women's Sportswear                           $     403,432    $     501,587     $   1,216,680   $   1,281,268
    Men's Sportswear                                   109,890          109,883           266,791         268,812
    Other Soft Goods                                    88,078           91,670           328,298         271,783
                                                 -------------    -------------     -------------   -------------
    Kellwood net sales                           $     601,400    $     703,140     $   1,811,769   $   1,821,863
                                                 =============    =============     =============   =============

Segment earnings:
    Women's Sportswear                           $      27,654    $      44,085     $      82,914   $     104,710
    Men's Sportswear                                    12,815           14,327            25,300          29,688
    Other Soft Goods                                     1,952            5,933            19,466          23,073
                                                 -------------    -------------     -------------   -------------
    Total segments                                      42,421           64,345           127,680         157,471

    Amortization of Intangibles                         (2,535)          (2,019)           (7,251)         (5,553)
    Interest expense                                    (8,195)          (8,048)          (27,765)        (22,554)
    General corporate and other                         (8,860)         (11,048)          (25,789)        (27,191)
                                                 -------------    -------------     -------------   -------------
    Earnings before income taxes                 $      22,831    $      43,230     $      66,875   $     102,173
                                                 =============    =============     =============   =============

Net Assets at quarter-end:
    Women's Sportswear                           $     507,157    $     622,240
    Men's Sportswear                                   137,819          112,375
    Other Soft Goods                                   171,556          157,348
    Corporate and other                                   (607)          38,248
                                                 -------------    -------------
    Kellwood total                               $     815,925    $     930,211
                                                 =============    =============

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


6. INVENTORIES:

                                                                     October 31,
                                                          -------------------------------      January 31,
                                                              2001               2000             2001
                                                          -------------     -------------     -------------
Inventories:
      Finished goods                                      $     255,287     $     252,819     $     322,601
      Work in process                                            50,706            77,381           106,355
      Raw materials                                              53,875            83,008            74,208
                                                          -------------     -------------     -------------
      Total Inventories                                   $     359,868     $     413,208     $     503,164
                                                          =============     =============     =============

If inventories were valued at current replacement costs, they would have totaled $415,964 at October 31, 2000, and $506,583 at January 31, 2001. In
the first quarter of fiscal 2001 the Company changed its inventory valuation method for certain inventories formerly accounted for under the LIFO method.


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


8. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended October 31, 2001 and 2000 was $13,464 and $26,397, respectively. The Company's total comprehensive income for the nine months ended October 31, 2001 and 2000 was $39,734 and $61,582, respectively. Differences between net earnings and total comprehensive income in each year, respectively, resulted from foreign currency translation and unrecognized impacts of derivative instruments.


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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
         RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
         -----------------------------------------------------------



OPERATING RESULTS
-----------------
Kellwood Company reported sales for the third quarter ended October 31, 2001 of $601, down 14% from the $703 reported in the prior year. Net earnings for the quarter were $14 or $.61 per share on a diluted basis, versus $26.7 or $1.15 per share last year.

Sales in the first nine months were $1,812, essentially flat with the $1,822 reported in the prior year. Net earnings for the nine months were $40.9, down 35% from the $62.4 reported last year. Diluted earnings per share for the first nine months were $1.79 down 31% from the $2.60 reported last year.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended October 31 have historically been higher than for the other quarters of the fiscal year. In recent years, the October quarter's results have represented approximately 30% of the year's sales and 43% of net earnings before unusual items.

SUMMARIZED FINANCIAL DATA for the quarter and the nine months ended October 31, 2001 and 2000 are as follows. (percentages are calculated based on actual data, but columns may not add due to rounding):

                                       Three months ended October 31,             Nine months ended October 31,
                                      --------------------------------         ----------------------------------
                                        2001       2000        Change            2001        2000         Change
                                      -------     -------      ------          -------      -------       ------
     Net Sales                        $   601     $   703       -14.5%         $ 1,812      $ 1,822         -0.6%
     Cost of products sold                481         558       -13.9%           1,438        1,438          0.0%
     S, G & A                              88          94        -6.0%             274          259          5.8%
                                      -------     -------      -------         -------      -------       -------
     Operating earnings                    33          52       -36.5%             100          125        -19.8%
     Pension (income)                       -          (2)       -100%               -           (5)        -100%
     Amortization of intangibles            3           2        25.6%               7            6         30.6%
     Interest expense                       8           8         1.8%              28           23         23.1%
     Interest (income) & other, net*       (1)          0          nmf              (2)           0           nmf
                                      -------     -------      -------         -------      -------       -------
     Earnings before tax                   23          43       -47.2%              67          102        -34.5%
     Income Taxes                           9          17       -46.1%              26           40        -34.7%
                                      -------     -------      -------         -------      -------       -------
     Net Earnings                     $    14     $    27       -47.9%         $    41      $    62        -34.5%
                                      =======     =======      =======         =======      =======       =======
     Effective tax rate                 39.0%       38.2%          .8%           38.9%        39.0%          -.1%
     Average diluted shares              22.9        23.3        -1.7%            22.9         24.0         -4.7%
                                      -------     -------      -------         -------      -------       -------
     Diluted Earnings per Share       $   .61     $  1.15       -47.0%         $  1.79      $  2.60        -31.3%
                                      -------     -------      -------         -------      -------       -------

                                       Three months ended October 31,           Nine months ended October 31,
                                      --------------------------------      ------------------------------------
As a percentage of net sales:           2001        2000       Change           2001         2000         Change
-----------------------------         -------     -------      ------          -------      -------       ------
     Net Sales                         100.0%      100.0%            -          100.0%       100.0%             -
     Cost of products sold              79.9%       79.4%          .5%           79.4%        78.9%           .4%
     S, G & A                           14.6%       13.3%         1.3%           15.1%        14.2%           .9%
                                      -------     -------      -------         -------      -------       -------
     Operating earnings                  5.4%        7.3%        -1.9%            5.5%         6.8%         -1.3%
     Pension (income)                       -        -.3%          .3%               -         -.3%           .3%
     Amort. of intangibles                .4%         .3%          .1%             .4%          .3%           .1%
     Interest expense                    1.4%        1.1%          .3%            1.5%         1.2%           .3%
     Interest (income) & other, net*     -.1%           -         -.1%            -.1%            -          -.1%
                                      -------     -------      -------         -------      -------       -------
     Earnings before tax                 3.8%        6.1%        -2.4%            3.7%         5.6%         -1.9%
     Income Taxes                        1.5%        2.3%         -.8%            1.4%         2.2%          -.7%
                                      -------     -------      -------         -------      -------       -------
     Net Earnings                        2.3%        3.8%        -1.5%            2.3%         3.4%         -1.2%
                                      =======     =======      =======         =======      =======       =======

* - Including LIFO credit of $3.4 in the nine months ended October 31, 2001.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


SALES. The Company's decline in sales for the quarter was due to sluggish consumer demand and the fact that sales in the third quarter of last year were exceptionally strong. This year the Company's customers cut their open-to-buy for the Fall selling season by 10% due to the weakness in the overall economy and the horrible Spring 2001 selling season which required excess end of season markdowns to liquidate. Additionally, we experienced lower sales from the planned repositioning of four Women's Sportswear brands (IVY(R), Melrose(R), BICE(R) and Sag Harbor(R) Sport), and a drop in private label pants and jeans as we transition our manufacturing base out of the United States and into Mexico. The aftermath of the September 11 terrorist attack resulted in lost revenue in the third quarter. Acquisitions made during fiscal 2000 accounted for $21 of growth partially offsetting the decline in sales.

Sales in the first nine months were down $10 or 0.6% compared to the prior year. Offsetting the 3rd quarter decline in sales discussed previously were:
     o Strong growth in core women's sportswear brands (Sag Harbor(R), Koret(R), Kathie Lee(R) career sportswear and dresses), growth in the private label woven shirt business, and organic growth in Other Soft Goods which includes the Intimate Apparel and Recreation Products businesses.
     o Four acquisitions completed in the past year contributed $120 of increased sales for the first nine months:
         - Academy Broadway Corp. (acquired August 2000), part of the Other Soft Goods segment,
         - Dorby Frocks, Ltd., (acquired September 2000), part of the Women's Sportswear segment,
         - Romance du Jour (acquired September 2000), part of the Other Soft Goods segment, and
         - Democracy (acquired December 2000), part of the Women's Sportswear segment.

COST OF PRODUCTS SOLD as a percentage of sales in the quarter increased .5% to 79.9% from 79.4% in the prior year. The 1/2 percentage point drop in the gross margin rate was principally due to having to provide lower prices and higher markdown allowances to retailers and having to liquidate surplus and obsolete inventory. Gross margins were also negatively impacted by product line mix from the highly successful launches of two new camping products brands which are sold in the mass merchant/discount channel of distribution and thus offer lower gross margins. Manufacturing variances due to low production volume in connection with the start-up of a pants and jeans plant in Mexico also reduced margins. These negative gross margin issues were partially offset by increased gross profit from acquisitions and the repositioned businesses previously discussed.

Cost of Products Sold as a percentage of sales in the first nine months increased .4% to 79.4% from 78.9% in the prior year principally due to having to provide lower prices and higher markdown allowances to retailers and having to liquidate surplus and obsolete inventory.

S, G & A EXPENSE for the quarter decreased $5.5 but increased as a percentage of sales to 14.6% from 13.3% in the prior year. S, G & A expense from recent acquisitions was up $4.6 versus last year's partial quarter resulting in a
0.4 overall percentage point increase. S, G & A reductions from repositioned divisions (IVY and Melrose) have resulted in $2.8 of savings.

During fiscal 2001 certain ongoing factors will increase S, G & A by a total of $2.3 each quarter compared to the prior year. The major factors include:
     o our new agreements for the Kathie Lee(R) line which substantially diminish the royalty payments previously earned by Kellwood.
     o amortization of the Integrated Business System as this system has progressed into the implementation phase.
These items will appear each quarter throughout the year. During the quarter they increased S, G & A as a percentage of sales by .5 percentage points.

S, G & A spending by the rest of the Company was down $9.5 from last year. Kellwood has had a number of overhead reduction programs in place since the beginning of the fiscal year and is beginning to see the benefits.

S, G & A expense for the nine months increased $15 to $274 and increased as a % of sales by 0.9% to 15.1%. Acquisitions increased S, G & A by $21 and the ongoing factors discussed above increased expense for the nine months by $7. Overhead reduction programs in place, and discussed previously, more than offset higher spending for new programs at Recreation Products, the launch of the new EMME(R) line, social program costs required for workers in Hong
Kong and China, and severance costs associated with consolidations taking place in the Western and New England regions.

PENSION INCOME added $1.9 to reported earnings in the prior year's third quarter; $5.5 in the prior year's first nine months. This non-cash item will not recur in fiscal 2001 or later years as a result of the pension plan termination discussed below.

AMORTIZATION of intangible assets increased $.5 for the quarter ($1.7 for the nine months) compared to the prior year as a result of amortization of goodwill on the acquisitions completed in the past year.

INTEREST EXPENSE for the quarter was $8.2, up slightly from the $8.0 in the comparable quarter last year. During the 3rd quarter of 2000 the Company recognized a $1.9 credit or income from an interest rate swap/swaption. Excluding this offset to last year's interest expense, the current quarter was $1.8 or 18% below the prior year. The reduction was principally due to lower working capital requirements to support lower sales.

Interest expense for the nine months was up $5.2 to $27.8, 23.1% higher than the prior year. The increase was due to:
     o Higher debt levels due to last year's acquisition spending and completion of the second share buyback authorization.
     o The Company recognized a credit in the first nine months of last year of $3.1 for the interest rate swap/swaption.
     o Higher working capital usage in the first six months of the current year.

These increases were partially offset by lower working capital usage in the 3rd quarter, lower debt levels resulting from the proceeds received from the termination of the pension plan (net of taxes paid), positive free cash flow, and a drop in the LIBOR rate.

OTHER INCOME in the quarter ended April 30, 2001 included $3.4 from the change in accounting for certain inventories from the LIFO to the FIFO method. The change was not considered material to require restatement of prior years' income statements as would have been required if the impact had been material.

SHARES OUTSTANDING AND EPS. From December 1999 through October 2000, the Company repurchased 5.3 million shares of its common stock. As a result, there were only 22.9 million average diluted shares outstanding for the quarter and the nine month period, compared with 23.3 million shares in the prior year third quarter and 24.0 million shares in the prior year's first nine months.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the quarter and the first nine months were as follows:

                                       Three months ended October 31,           Nine months ended October 31,
                                     ---------------------------------       -----------------------------------
                                       2001        2000         Change         2001         2000        Change
                                     --------    --------       ------       --------    ---------     ---------
     Women's Sportswear              $    403    $    502      (19.6%)       $  1,217    $   1,281        (5.0%)
     Men's Sportswear                     110         110        0.0%             267          269        (0.8%)
     Other Soft Goods                      88          92       (3.9%)            328          272        20.8%
                                     --------    --------    ---------       --------    ---------     ---------
     Total Net Sales                 $    601    $    703      (14.5%)       $  1,812    $   1,822        (0.6%)
                                     ========    ========    =========       ========    =========     =========

Earnings by segment for the quarter were as follows:

                                       Three months ended October 31,            as a percentage of net sales
                                     ---------------------------------      ------------------------------------
                                       2001        2000         Change         2001         2000        Change
                                     --------    --------       ------       ---------    ---------    ---------
     Women's Sportswear              $   27.7    $   44.1      (37.3%)           6.9%         8.8%        (1.9%)
     Men's Sportswear                    12.8        14.3      (10.6%)          11.7%        13.0%        (1.4%)
     Other Soft Goods                     2.0         5.9      (67.1%)           2.2%         6.5%        (4.3%)
                                     --------    --------    ---------       --------    ---------     ---------
     Segment Earnings                $   42.4    $   64.3      (34.1%)           7.1%         9.2%        (2.1%)
                                     ========    ========    =========       ========    =========     =========

Earnings by segment for the first nine months were as follows:

                                       Nine months ended October 31,             as a percentage of net sales
                                     ---------------------------------       -----------------------------------
                                       2001        2000         Change         2001         2000        Change
                                     --------    --------       ------       ---------    ---------    ---------
     Women's Sportswear              $   82.9    $  104.7      (20.8%)           6.8%         8.2%        (1.4%)
     Men's Sportswear                    25.3        29.7      (14.8%)           9.5%        11.0%        (1.6%)
     Other Soft Goods                    19.5        23.1      (15.6%)           5.9%         8.5%        (2.6%)
                                     --------    --------    ---------       --------    ---------     ---------
     Segment Earnings                $  127.7    $  157.5      (18.9%)           7.0%         8.6%        (1.6%)
                                     ========    ========    =========       ========    =========     =========

WOMEN'S SPORTSWEAR sales for the quarter were down $98 or 19.6% compared to the prior year (down $64 or 5.0% for the first nine months). Recent acquisitions (Dorby, a popular-to-moderate priced Missy and Junior dress company, and Democracy, a bridge-priced women's sportswear company) contributed a combined $17 of growth in the quarter ($94 for the nine months).

Excluding acquisitions, sales were actually down $115 or 23.5% in the third quarter (down $158 or 12.4% for the nine months). The principal drivers for the drop in sales were the extreme softness in the retail environment and the third quarter impact of the economic effects of the September 11 terrorist attack.
     o   The Company's core brands (Sag Harbor(R), Koret(R) and
         Kathie Lee(R) sportswear and dresses), which collectively represent approximately 62% of Women's Sportswear volume, were down $65 in the 3rd quarter after being up $36 in the first half.
     o   Last year Kellwood took action to reposition four brands
         (Ivy(R), Melrose(R), BICE(R) and Sag Harbor(R) Sport). Collectively, these brands were down $18 in the third quarter and $73 in the nine months.
     o Finally, other Women's Sportswear brands and private label programs were down $32 in the third quarter and $57 for the nine months, primarily as a result of the Montgomery Ward's bankruptcy and soft demand for junior and young girls' sportswear.

Segment earnings (defined as net sales less cost of products sold and selling, general and administrative expenses) for the quarter decreased 37.3% from the prior year; segment margins decreased 1.9% to 6.9% of sales. Segment earnings for the first nine months decreased 20.8% from the prior year; segment margins decreased 1.4% to 6.8% of sales. The drop in segment earnings was principally the result of the reduction in sales. The drop in margin was principally due to having to provide higher markdown allowances to the retailers and liquidating excess inventory.

MEN'S SPORTSWEAR sales were $110 in the 3rd quarter and $267 for the nine months, essentially flat with the prior year.
     o The Smart Shirts private label shirt business continues to perform well despite market conditions with sales up 14% in the 3rd quarter and 8.5% for the nine months.
     o This improvement was offset by the loss of certain pants and jeans business as the Company's manufacturing facilities for these products are shifted to Mexico. In order to become more competitive, in fiscal 2000 Kellwood closed its remaining domestic sewing facilities. The Company has started up a new plant in Mexico which began shipping product in October. As a result, sales of private label pants and jeans were below the level shipped last year.

Segment earnings for the quarter decreased 10.6% from the prior year; segment margins decreased 1.4% to 11.7% of sales. Segment earnings for the first nine months decreased 14.8% from the prior year; segment margins decreased 1.6% to 9.5% of sales. In response to severe competitive pressure, Smart Shirts has had to reduce its selling prices, and reduce its gross margins. In addition, customer requirements for markdowns and margin pressures have depressed margins in the Men's Special Markets division as well.

THE OTHER SOFT GOODS segment reported a $4 or 3.9% decrease in sales for the quarter but a $56 or 20.8% increase in sales for the nine months. The Intimate Apparel division enjoyed a very strong first quarter with sales increasing $22. Unfortunately, sales at retail since the first quarter have been very soft. This situation has caused a sharp drop in replenishment volume causing 3rd quarter sales to be up slightly from the prior year but substantially below plan. The Recreation Products division experienced lower sales for the quarter from the prior year due to a complete collapse of seasonal "at once" reorder business following the September 11 attack. This event was partially offset by organic growth due to successful new programs for Target and Sam's.

Segment earnings declined $3.9 for the quarter and $3.6 for the nine months compared to the prior year. The difficult economic and retail environment has also taken its toll on a number of new products and programs planned for the second half of the year. In addition, demand for Recreation Products through the midmarket chains and specialty store market has been especially weak. This has not only resulted in the loss of reorder business, but these are also the channels of distribution that provide the highest gross margin.

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

LEVERAGE
--------
Total debt represents 43.5% of capital at October 31, 2001 as compared to 53.1% at October 31, 2000. The major item impacting leverage in this period is the decrease in total debt to $355 at the end of October, $139 lower than last year. Factors principally responsible for the decrease were:
     o The decrease in working capital requirements to support lower sales and Company initiatives to reduce inventory and receivables.
     o   The last 12 months of free cash flow from operations totaling $97.
     o $61 of cash received from the pension termination, net of taxes paid to date (of which approximately $21 has been accrued for income and excise taxes remaining to be paid in installments during the year).

Partially offsetting these decreases was increased debt as a result of acquisitions completed in the 4th quarter of last year.

WORKING CAPITAL
---------------
The current ratio increased to 3.4 at October 31, 2001 compared to 2.6 at October 31, 2000. Cash at October 31 increased $23 over the prior year as a result of the strong performance of the Company's Smart Shirts subsidiary.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


Accounts Receivable at October 31 decreased $93 from last year due to decreased sales and the reduction of Days Sales Outstanding to 56 from 57.

Inventory levels were down $53 or 13% from a year earlier primarily due to the recessionary sales environment and Company initiatives to move out inventories in season. The Company ended the quarter with 85 days supply of inventory, same as the prior year.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $13 for the first nine months compared to $19.5 in the comparable period last year. Capital spending for fiscal 2001 is expected to be about $20-22.

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

DEBT:
The Company maintains a $350 credit facility. This facility comprises a 364 day revolving credit facility in the amount of $100, and a $250 three-year revolving credit facility which can also be used for letters of credit. At October 31, 2001, $252 was available for future use under this credit facility.

The Company maintains informal, uncommitted lines of credit with several banks which totaled $95 at October 31, 2001. Borrowings under these uncommitted lines totaled $20 at October 31, 2001.

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

OTHER ASSETS & DEFERRED TAXES. Changes in these line items were primarily due to the termination of the defined benefit pension plan. The decline in other assets reflects the payout of all of the pension plan assets net of $25 used to pre-fund the Company's match of the 401(k) plan. The decrease in deferred income taxes reflects the impact of the pension plan termination.

OUTLOOK AS OF DECEMBER 13, 2001
-------------------------------
MANAGEMENT'S OUTLOOK FOR THE FOURTH QUARTER is for sales to be about $470, down approximately $70 or 13% from a very strong second half reported last year. Last year's sales were up 17% from the previous year. In light of continuing economic weakness and a drop in consumer confidence and spending, the retailers have reduced their open-to-buy for Spring 2002 and are likely to push out the delivery of Spring merchandise from January into February. We estimate that these issues will result in $50-$60 lost volume in the fourth quarter, with the most significant slippage occurring in Women's Sportswear and Intimate Apparel.

Kellwood's gross margin as a percent of sales is forecasted to improve by approximately 1.5 percentage points, and S, G & A and interest expense will be several million dollars below last year. During the fourth quarter of last year, the company closed the IVY division and the Melrose division of David Dart Design Group. As a result of this decision, substantial markdown allowances were incurred, and reserves were established to liquidate surplus inventory. This resulted in a sharp drop in Kellwood's overall gross margin in the fourth quarter of last year.

The Company expects a net loss and loss per share in the fourth quarter in the range of $(3)-$(5) or $(0.14)-$(0.24) per diluted share, compared to $(1.6) or $(.07) per share reported last year. Included in last years' fourth quarter results was a $5.9 one-time pre-tax gain from the termination of the defined benefit pension plan. This gain enhanced fourth quarter after-tax earnings in FY2000 by $4.0 or $0.17 per share. Excluding this $0.17 per share one-time gain, the net loss last year would have been $(5.6) or $(0.24) per share on a diluted basis.

OUTLOOK FOR THE TOTAL YEAR. For the year ending January 2002, the Company expects sales to be in the range of $2,280, down 3% from last year. As a result of lower sales volume and lower gross margins resulting from having to provide retailers with a higher level of markdown assistance and reduced prices, management now expects that net earnings and earnings per share will be in a range of $36 to $38 or $1.55 to $1.65 per share versus $60.8 or $2.57 per share reported last year on a diluted basis.

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

Had FAS 142 been effective for 2001, application of the nonamortization provisions of the Statement would have increased the company's reported diluted earnings per share by approximately $.19 to $.21 for the nine months ended October 31, 2001, subject to the final interpretation of various statement provisions.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At October 31, 2001, the Company's debt portfolio was composed of approximately 7% variable-rate debt and 93% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2001.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $339 at October 31, 2001 which compares to their book value of $329. With respect to the Company's fixed-rate debt outstanding at October 31, 2001, a 10% increase in interest rates would have resulted in approximately a $15 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $17 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


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

                              KELLWOOD COMPANY
                              ----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    a)   EXHIBITS:

           S.E.C. Exhibit
            Reference No.                         Description
            -------------            -------------------------------------

         [none]


    b)   REPORTS ON FORM 8-K:

         The following reports were filed on Form 8-K during the three months ended October 31, 2001:

         [none]




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 14, 2001        /s/ Thomas H. Pollihan
                         -------------------------------------
                         Thomas H. Pollihan
                         Vice President, Secretary and General Counsel



December 14, 2001        /s/ W. Lee Capps, III
                         -------------------------------------
                         W. Lee Capps, III
                         Vice President Finance and Chief Financial Officer
                         (Principal Financial & Accounting Officer)