Form 10-K
period 2002-01-31
KELLWOOD CO
filed 2002-04-24
CIK 55080

==============================================================================
           SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At April 2, 2002, Kellwood Company had 22,952,248 shares of Common Stock, par value $.01, outstanding. The Company estimates that the aggregate market value of the Common Stock held by nonaffiliates on April 2, 2002 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $521,996,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Shareowners for fiscal year ended January 31, 2002 (Item 1 in Part I; Items 5, 6, 7 and 8 in Part II, and Part IV).

Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on May 30, 2002 (Items 10, 11, 12 and 13 in Part III).

                                  PART I

ITEM 1. BUSINESS

      (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

            Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired 21 domestic companies or businesses. Following are those acquired since 1997:

                  Company Name                              Date of Acquisition
---------------------------------------------------         -------------------
o   Fritzi California (excluding real estate).............  December 1998
o   Koret, Inc............................................  April 1999
o   Biflex International, Inc. ...........................  January 2000
o   Academy Broadway......................................  August 2000
o   Dorby Frocks, Ltd. ...................................  September 2000
o   Romance Du Jour, Inc. ................................  September 2000
o   Group B Clothing Co., Inc. ...........................  December 2000

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

            As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's strategy has diversified its customer base and has broadened its channels of distribution. As a result of these efforts, sales to Sears declined to 7% of total sales in fiscal 2001, compared to 50% in fiscal 1985.

      (b) The information required by this Item is set forth in the Company's 2001 Annual Report to Shareowners, at page 29 under the caption "Industry Segment and Geographic Area Information," which information is incorporated herein by reference.

      (c) The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. These products are manufactured primarily in Asia and Central and South America.

            (i) The Company's principal products by business segment are as follows:
  o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. Sales of Women's Sportswear accounted for 66%, 69%, and 70% of the Company's consolidated revenue in FY2001, FY2000, and the Nine Month Transition Period, respectively.
  o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants, jeans and outerwear sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of licensed, branded programs such as Slates(R) business casual shirts, sweaters and outerwear and Nautica(R) dress shirts and rainwear. Sales of Men's Sportswear accounted for 15%, 15%, and 18% of the Company's consolidated revenue in FY2001, FY2000, and the Nine Month Transition Period, respectively.

  o OTHER SOFT GOODS includes intimate apparel and recreation products. Sales of Other Soft Goods accounted for 19%, 16%, and 12% of the Company's consolidated revenue in FY2001, FY2000, and the Nine Month Transition Period, respectively.

            (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions within all 3 of the Company's segments are continually being considered. Overall, it is anticipated that external and internal demands will generate increasing requirements for capital investment.

            (iii) The Company purchases the majority of its raw materials directly from numerous textile mills and yarn producers and converters. The Company has not experienced difficulty in obtaining raw materials essential to its business in any of its 3 business segments.

            (iv) The Company is the owner of certain trade names essential to its business. The Company also holds licenses of certain trade names in each of the Company's 3 business segments with various durations through December 31, 2003. Further information about the Company's trade names is set forth in the Company's 2001 Annual Report to Shareowners, at page 40 under the caption "Kellwood Company Directory of Business Segments," which information is incorporated herein by reference.

            (v) Although the Company's various product lines are sold on a year-round basis, the demand for specific styles is highly seasonal. Women's Sportswear products are sold prior to each of the retail selling seasons including spring, summer, fall and holiday. Sales of Men's Sportswear and Other Soft Goods are also dependent, to a lesser extent, on the retail selling season.

            (vi) Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers.

            (vii) Approximately $256 million (11%) of the Company's sales in FY 2001 were to J. C. Penney Company, Inc. (J. C. Penney). No other customer accounts for more than 10% of the Company's revenues. Other information relating to J. C. Penney is set forth on Page 28 of the Annual Report to Shareowners under the caption "Significant Customers," incorporated herein by reference. The Company's management believes that the relationship with J. C. Penney will continue into the foreseeable future.

            (viii) The Company does not believe that backlog is a meaningful or a material indicator of sales that can be expected for any period. All of the Company's backlog is expected to be filled within 12 months, but there can be no assurance that the backlog at any point in time will translate into sales in any particular subsequent period.

            (ix) Government contracts or subcontracts with the Company are not material.

            (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available. Kellwood's ability to compete depends principally on styling, service to the retailer, continued high regard for the Company's brands and trade names, and price.

            (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. The amount spent on research and development activities during fiscal 2001, fiscal 2000, and the Nine Month Transition Period was not material.

            (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

            (xiii) At the end of fiscal 2001, there were approximately
23,000 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

      (d) Except for its Smart Shirts operations in the Men's Sportswear segment, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing, and other Asian companies under Smart Shirts' management. The sales, operating profit, and net assets attributable to each segment are set forth in the Company's 2001 Annual Report to Shareowners at page 29 under the caption "Industry Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. Smart Shirts operations is included in the "Men's Sportswear" Segment and comprises 80% of sales, 114% of operating earnings, and 85% of net assets of this segment for Fiscal 2001; 75% of sales, 86% of operating earnings, and 82% of net assets of this segment for Fiscal 2000; and 58% of sales, 64% of operating earnings, and 72% of net assets of this segment for the Nine Month Transition Period. The risk attendant to the Company's Smart Shirts operations is believed to be slightly greater than that of domestic operations primarily due to quota allocations and political instability. Utilization of existing quota rights and diversification of Smart Shirts manufacturing capacity to various countries help to mitigate these risks.


ITEM 2. PROPERTIES

            At January 31, 2002, the Company operated 52 distribution or production facilities worldwide. As Kellwood's product sourcing continues to shift from products manufactured in the Company's domestic facilities to foreign-sourced product, warehousing and distribution facilities assume increasing importance.

            WOMEN'S SPORTSWEAR
            ------------------

            This segment operates 11 domestic warehousing and distribution centers totaling approximately 3.1 million square feet including:
            o The Kellwood Western Region Distribution Center in the Los Angeles area. This facility serves as the headquarters for four divisions in a multi-tiered 690,000 square foot facility;
            o A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee;
            o A 600,000 square foot warehouse and distribution center in Chico, California;
            o  A 294,000 square foot facility in Brockton, Massachusetts; and
            o  A 250,000 square foot facility in Roanoke, Virginia.

These facilities are generating new economies of scale in warehousing and distribution activities while eliminating the redundant costs of smaller, inefficient facilities.

            MEN'S SPORTSWEAR
            ----------------

            The Company's Smart Shirts subsidiaries operate 20 facilities which aggregate to approximately 1.1 million square feet. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Singapore, Philippines, Indonesia, and the People's Republic of China.

            Additionally, this segment operates 2 manufacturing facilities in El Salvador, 1 manufacturing facility in Mexico, and shares warehousing with the women's business.

            OTHER SOFT GOODS
            ----------------

            This segment operates:
            o 9 domestic warehousing and distribution facilities which aggregate to approximately 900,000 square feet, and
            o 9 manufacturing facilities totaling approximately 700,000 square feet located in Latin America, the Philippines, the United States, and Canada.

            In management's opinion, current facilities generally are well maintained and provide adequate capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of businesses and facilities to meet the needs of the changing markets it serves and to reflect the international business environment.

            The Company's operating facilities are primarily owned or leased under operating leases that generally contain renewal options. The Company leases its corporate office space in St. Louis County, Missouri and New York City, as well as showrooms in New York City.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

            The information required by this Item is set forth in the Company's 2001 Annual Report to Shareowners, at page 1 under the caption "Common Stock Data," which information is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

            The information required by this Item is set forth in the Company's 2001 Annual Report to Shareowners, at page 30 under the caption "Supplemental Selected Financial Data," which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information required by this Item is set forth below and in the Company's 2001 Annual Report to Shareowners, at pages 31 through 39 under the caption "Management's Discussion and Analysis," which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2002, appearing at pages 16 through 29 of the Company's 2001 Annual Report to Shareowners, are incorporated herein by reference.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (a) The information required by this Item regarding directors is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareowners, at pages 3 through 5 under the captions "Nominees for Election to Serve Until 2004" and "Directors Continuing to Serve Until 2003," which information is incorporated herein by reference.

            (b)   EXECUTIVE OFFICERS OF THE REGISTRANT AS OF APRIL 1, 2002

Name of Officer       Age   Office and Employment During the Last Five Fiscal Years
------------------    ---   -------------------------------------------------------
Hal J. Upbin          63    Chairman, President and Chief Executive Officer since December 1, 1999;
                            President and Chief Executive Officer (1997-1999);
                            President and Chief Operating Officer (1994-1997)

James C. Jacobsen     67    Vice Chairman since November 22, 1994

W. Lee Capps, III     54    Senior Vice President Finance and Chief Financial Officer since March 7, 2002;
                            Vice President Finance and Chief Financial Officer (2000-2002);
                            Vice President Corporate Development (1998-2000);
                            Director of Corporate Development (1996-1998)

Thomas H. Pollihan    52    Senior Vice President, Secretary and General Counsel since March 7, 2002;
                            Vice President, Secretary and General Counsel (1993-2002)

Lawrence E. Hummel    59    Vice President Controller since February 25, 1992

Roger D. Joseph       60    Vice President Treasurer and Investor Relations since December 1, 2000;
                            Vice President Treasurer (1992-2000)

Leon M. McWhite       60    Vice President Human Resources since June 1, 1995;
                            Retiring from Kellwood Company as of May 6, 2002

Donald R. Riley       39    Vice President and Chief Information Officer since March 7, 2002;
                            Chief Information Officer (1998-2002)

Robert C. Skinner     48    Vice President and President Menswear since March 7, 2002;
                            President Kellwood Menswear (2000-2002);
                            Vice President of Oxford Industries (1999-2000);
                            President Oxford Shirt Group (1987-1999)

John A. Turnage       56    Vice President Compliance and Quality since May 31, 2001;
                            Vice President Manufacturing (1997-2001);
                            Vice President Manufacturing and Sourcing (1989-1997)

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


ITEM 11. EXECUTIVE COMPENSATION

            The information required by this Item is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareowners, at pages 5 through 11 under the captions "Compensation of Directors," "Report of the Compensation and Stock Option Committee on Executive Compensation-Executive Officer Agreements," "Retirement Program," and "Compensation of Executive Officers" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareowners, at pages 2 and 14 under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of Kellwood Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            There are no relationships or transactions to be disclosed.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   FINANCIAL STATEMENTS AND SCHEDULES

            The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2002, appearing at pages 16 through 29 of the 2001 Annual Report to Shareowners are incorporated by reference in this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. There are no 50% or less owned persons accounted for by the equity method.

            (i)   Financial Statements:

                  Report of Independent Accountants

                  Consolidated Statement of Earnings, Year Ended January 31, 2002; Year Ended January 31, 2001; and 9 Months Ended January 31, 2000

                  Consolidated Balance Sheet, January 31, 2002; and January 31, 2001

                  Consolidated Statement of Cash Flows, Year Ended January 31, 2002; Year Ended January 31, 2001; and 9 Months Ended January 31, 2000

                  Consolidated Statement of Shareowners' Equity, Year Ended January 31, 2002; Year Ended January 31, 2001; and 9 Months Ended January 31, 2000

                  Notes to Consolidated Financial Statements

            (iii) Exhibits:

                  Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

S.E.C. EXHIBIT
REFERENCE NO.                               DESCRIPTION
--------------                              -----------
2.1          -    Agreement and Plan of Merger, dated December 1, 1998, as amended among Kellwood Company and Koret, Inc., incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No. 333-74967.

3.1          -    Restated Certificate of Incorporation of Kellwood Company, as
                  amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.

3.2          -    By-Laws, as amended May 31, 2001, incorporated herein by reference to Form 10-Q for the period ended April 30, 2001, SEC File No.
                  1-7340.

4.1          -    Indenture for senior debt securities dated as of September 30, 1997 between Kellwood Company and JPMorgan Chase Bank, formerly known as the Chase Manhattan Bank, as Trustee, under which certain of the
                  Company's debt securities are outstanding, incorporated herein by reference to Form S-3 dated October 24, 1997, SEC File No.
                  333-36559.

4.3          -    Note Agreement dated July 1, 1993, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

4.4          -    Rights to Acquire Series A Junior Preferred Stock, pursuant to a
                  Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to Registration
                  Statement on Form 8-A, effective June 24, 1986 and Amendment dated
                  August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31,
                  1996 incorporated herein by reference to Form 8-A/A effective June
                  3, 1996, SEC File No. 1-7340, and Amendment dated November 21, 2000 incorporated herein by reference to Form 10-K for the fiscal year ended January 31, 2001, SEC File No. 1-7340.

4.5          -    Note Purchase Agreement dated December 1, 1987, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended
                  January 31, 1988, SEC File No. 1-7340.

4.6          -    Note Purchase Agreement dated December 15, 1989, with exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

4.7          -    Credit Agreement dated as of August 31, 1999 among Kellwood Company, certain commercial lending institutions, and Bank of America, as
                  Administrative Agent, The Chase Manhattan Bank as Syndication Agent,
                  and The Bank of Nova Scotia, as documentation Agent, incorporated herein by reference to Form 8-K filed April 23, 2001, SEC File No. 1-7340.

10.3*        -    Form of Employment Agreement dated November 30, 1984, between
                  Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985, SEC
                  File No. 1-7340.





S.E.C. EXHIBIT
REFERENCE NO.                               DESCRIPTION
--------------                              -----------
10.4*        -    1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus
                  Incentive Stock Option Plan, incorporated herein by reference to
                  Appendixes A & B to the Company's definitive Proxy Statement dated
                  July 13, 1995, SEC File No. 1-7340.

10.5*        -    Executive Deferred Compensation Plan, adopted and effective as of
                  January 1, 1997; and Executive Deferred Compensation Plan Amendment,
                  adopted March 18, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

10.6**       -    Information Technology Service Agreement between Kellwood Company and
                  Electronic Data Systems Corporation dated March 31, 2002, filed herewith.

10.7*        -    Corporate Development Incentive Plan of 1986 (As Amended), formerly the Key Executive Long-Term Incentive Plan of 1983, incorporated herein by reference to Form 10-K for the fiscal year ended April 30,
                  1994, SEC File No. 1-7340; and Amendment dated May 29, 1997, incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated July 17, 1997, SEC File No. 1-7340.

10.8*        -    Employment Agreement dated December 1, 1999, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-K for the Transition Period ended January 31, 2000, SEC File No. 1-7340.

13           -    Portions of the Annual Report to Shareowners for the fiscal year ended January 31, 2002, which are incorporated by reference in this
                  Form 10-K, filed herewith.

18           -    Letter from Independent Accountants regarding Change in Accounting
                  Principles, incorporated herein by reference to Form 10-Q for the quarter ended April 30, 2001, SEC File No. 001-07340.

21           -    Subsidiaries of the Company, appearing at page 12 of this report.

22           -    Joint Proxy Statement/Prospectus dated March 25, 1999, incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No.
                  333-74967.

23           -    Consents of Independent Accountants, appearing at page 11 of this report.

24           -    Powers of Attorney: Ms. Dickerson and Page and Messrs. Bentele,
                  Bloom, Bottum, Genovese, Granoff, Hunter, and Upbin; filed herewith.

* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

      (b)   REPORTS ON FORM 8-K:

            No reports were filed on Form 8-K during the three months ended January 31, 2002. Subsequent to the fiscal year end, on April 17, 2002, a Form 8-K was filed reporting a Press Release issued on April 17, 2002 announcing the implementation of facilities realignment and an estimated $15 million (pretax) special charge.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KELLWOOD COMPANY


Dated:  April 23, 2002                       /s/ Thomas H. Pollihan
                                            -----------------------
                                            Thomas H. Pollihan
                                            Senior Vice President, Secretary
                                            and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.

Signature                                      Title                                Date
---------                                      -----                                ----
  /s/ Hal J. Upbin                Director, Chairman of the Board,              April 23, 2002
-----------------------           President, and Chief Executive
Hal J. Upbin                      Officer

/s/ W. Lee Capps, III             Senior Vice President Finance and             April 23, 2002
-----------------------           Chief Financial Officer
W. Lee Capps, III                 (principal financial and accounting officer)

Raymond F. Bentele                Director

Martin Bloom                      Director        /s/ Thomas H. Pollihan
                                                  --------------------------
Edward S. Bottum                  Director        Thomas H. Pollihan
                                                  Attorney-in-fact
Kitty G. Dickerson                Director        April 23, 2002

Leonard A. Genovese               Director

Martin J. Granoff                 Director

Jerry M. Hunter                   Director

Janice E. Page                    Director

                                                              Exhibit 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS

            We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 033-64847) of Kellwood Company of our report dated March 7, 2002 relating to the financial statements which appear in the Annual Report to Shareowners which is incorporated in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP

St. Louis, Missouri
April 23, 2002

                                                                   EXHIBIT 21

PARENTS AND SUBSIDIARIES

The Company and its subsidiaries* as of April 2, 2002 are as follows:

                                              State (Country) of            Percentage of Voting
Name of Company                                 Incorporation                 Securities Owned
---------------                               ------------------            --------------------
Kellwood Company                              Delaware                                  Parent
American Recreation Products, Inc.            Delaware                                   100%
Kellwood Asia Limited                         Hong Kong                                  100%
Smart Shirts Limited                          Hong Kong                                  100%
South Asia Garment Limited                    Hong Kong                                  100%
KWD Holdings, Inc.                            Delaware                                   100%
Robert Scott & David Brooks
  Outlet Stores, Inc.                         Delaware                                   100%
Tri-W Corporation                             North Carolina                             100%
Halmode Apparel, Inc.                         Delaware                                   100%
Koret of California, Inc.                     California                                 100%
Koret Outlet Stores, Inc.                     Delaware                                   100%
Biflex International, Inc.                    New York                                   100%
Kellwood Financial Resources, Inc.            Tennessee                                  100%
Kellwood Shared Services, Inc.                Delaware                                   100%
Dorby Frocks, Ltd.                            New York                                   100%
Group B Clothing Co., Inc.                    Delaware                                   100%


* Some of the above subsidiaries also have subsidiaries which are not listed because, in the aggregate, they are not considered to be significant.
