Form 10-Q
period 2002-04-30
KELLWOOD CO
filed 2002-06-14
CIK 55080

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2002

                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    --------------


                         Commission File Number 1-7340

                                KELLWOOD COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 36-2472410
-------------------------------------      ------------------------------------
(State or other jurisdiction               (IRS Employer
of incorporation or organization)          Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                    63178
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---    ---

Number of shares of common stock, par value $.01, outstanding at April 30, 2002 (only one class): 23,020,849.
                       -----------

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

                                            PART I. FINANCIAL INFORMATION
                                            -----------------------------

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)

                                                                        April 30,
                                                           ------------------------------------         January 31,
                                                                 2002                2001                  2002
                                                           ----------------     ---------------     ----------------
ASSETS
------
Current assets:
    Cash and time deposits                                 $        152,076     $        26,216     $         69,239
    Receivables, net                                                331,217             458,118              318,931
    Inventories                                                     269,703             451,688              363,486
    Prepaid taxes and expenses                                       32,261              32,777               31,325
                                                           ----------------     ---------------     ----------------
         Total current assets                                       785,257             968,799              782,981

Property, plant and equipment, net                                  104,526             112,246              108,938

Intangible assets, net                                              113,627             125,412              116,546

Other assets                                                         48,055              43,511               35,959
                                                           ----------------     ---------------     ----------------

Total assets                                               $      1,051,465     $     1,249,968     $      1,044,424
                                                           ================     ===============     ================



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                      $         18,186     $        13,784     $         18,811
    Notes payable                                                     8,413              95,860                7,612
    Accounts payable                                                133,985             137,334              137,908
    Accrued expenses                                                 84,781             135,625               78,822
                                                           ----------------     ---------------     ----------------
         Total current liabilities                                  245,365             382,603              243,153

Long-term debt                                                      303,874             370,739              307,869

Deferred income taxes and other                                      38,607              44,236               36,703

Shareowners' equity:
    Common stock                                                    176,348             168,858              173,010
    Retained earnings                                               434,643             428,083              429,767
    Accumulated other comprehensive income                          (12,072)            (11,251)             (11,878)
                                                           ----------------     ---------------     ----------------
                                                                    598,919             585,690              590,899
    Less treasury stock, at cost                                   (135,300)           (133,300)            (134,200)
                                                           ----------------     ---------------     ----------------
         Total shareowners' equity                                  463,619             452,390              456,699
                                                           ----------------     ---------------     ----------------

Total liabilities and shareowners' equity                  $      1,051,465     $     1,249,968     $      1,044,424
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


                                                          Three Months Ended
                                                               April 30,
                                                   --------------------------------
                                                        2002               2001
                                                   --------------     -------------
Net sales                                          $      570,680     $     709,367

Costs and expenses:
    Cost of products sold                                 459,485           560,424
    Selling, general and
       administrative expenses                             83,804            95,371
    Provision for realignment                               7,244                 -
    Amortization of intangible assets                         725             2,345
    Interest expense                                        6,839            10,985
    Interest income and other, net                           (564)             (869)
                                                   --------------     -------------

Earnings before income taxes                               13,147            41,111

Income taxes                                                4,600            16,000
                                                   --------------     -------------

Net earnings                                       $        8,547     $      25,111
                                                   ==============     =============




Weighted average shares outstanding:

    Basic                                                  22,953            22,713
                                                   ==============     =============

    Diluted                                                23,211            22,885
                                                   ==============     =============


Earnings per share:

    Basic                                          $          .37     $        1.11
                                                   ==============     =============

    Diluted                                        $          .37     $        1.10
                                                   ==============     =============


Dividends paid per share                           $          .16     $         .16
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


                                                                              Three months ended
                                                                                   April 30,
                                                                      -----------------------------------
                                                                           2002                 2001
                                                                      --------------       --------------
OPERATING ACTIVITIES:
Net earnings                                                          $        8,547       $      25,111
Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                          6,664               7,990
        Non-cash and accrued realignment costs                                 8,060                   -
        Deferred income taxes and other                                        1,339               8,247

Changes in working capital:
        Receivables, net                                                     (12,286)            (93,596)
        Inventories                                                           93,783              51,476
        Prepaid taxes and expenses                                              (656)                985
        Accounts payable                                                      (3,923)            (17,283)
        Accrued expenses                                                        (519)              3,500
                                                                      --------------       -------------
Net cash provided / (used) by operating activities                           101,009             (13,570)
                                                                      --------------       -------------

INVESTING ACTIVITIES:
Additions to fixed assets                                                     (2,959)             (3,724)
Subordinated note receivable                                                 (10,000)                  -
Net proceeds from termination of Pension Plan                                      -              98,595
Other investing activities                                                       341                  78
                                                                      --------------       -------------
Net cash provided / (used) by investing activities                           (12,618)             94,949
                                                                      --------------       -------------

FINANCING ACTIVITIES:
Reduction of long-term debt                                                   (4,620)            (40,620)
Proceeds from notes payable                                                   23,014             935,748
Reduction of notes payable                                                   (22,213)           (957,590)
Dividends paid                                                                (3,671)             (3,634)
Stock transactions under incentive plans                                       1,936                 496
                                                                      --------------       -------------
Net cash provided / (used) by financing activities                            (5,554)             65,600
                                                                      --------------       -------------

NET INCREASE IN CASH AND TIME DEPOSITS                                        82,837              15,779
Cash and time deposits, beginning of period                                   69,239              10,437
                                                                      --------------       -------------
Cash and time deposits, end of period                                 $      152,076       $      26,216
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

Except for the change in accounting for goodwill and intangible assets as discussed in Note 3, accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for fiscal 2001 (the year ended January 31, 2002). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2001 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


2. FACILITIES REALIGNMENT COSTS. The Company has decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments will include the closing of three warehouse operations and five manufacturing facilities and will result in a reduction of employment by approximately 1,900. These actions will impact fiscal 2002 earnings by approximately $15,000 before tax (approximately $9,700 after tax, or $0.42 per share).

During the first quarter of 2002 the Company recorded pretax realignment and related costs of $8,949 which included $1,705 recorded in cost of sales and $7,244 recorded as a provision for realignment. These costs included:

                                                       Amount             Amount         Remaining
                                                     Provided           Utilized           Accrual
                                                -------------     --------------     -------------
    Employee severance                          $       2,327     $          408     $       1,919
    Vacant facilities / lease termination               1,474                 17             1,457
    Other cash realignment costs                        1,076                463               613
                                                -------------     --------------     -------------
    Total realignment, excluding non-cash               4,877     $          888     $       3,989
                                                                  ==============     =============
    Asset impairments                                   4,072
                                                -------------
    Total realignment costs                     $       8,949
                                                =============

The remaining expected cost of these actions, approximately $6,000, will be expensed during fiscal 2002, primarily in the third quarter, as the related facility closings are announced or as the expenses are incurred. These programs are expected to be completed by early 2003.


3. GOODWILL AND INTANGIBLE ASSETS: In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the new Statements. Other intangible assets continue to be amortized over their estimated useful lives.

The Company applied these new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                  Three months ended April 30,
                                                --------------------------------
                                                    2002               2001
                                                -------------     --------------
Net earnings:
    As reported                                                   $       25,111
    Goodwill amortization                                                  1,376
                                                                  --------------
    Adjusted net earnings                       $       8,547     $       26,487
                                                =============     ==============



                                                  Three months ended April 30,
                                                --------------------------------
                                                    2002               2001
                                                -------------     --------------
Diluted earnings per share:
    As reported                                                   $         1.10
    Goodwill amortization                                                    .06
                                                                  --------------
    Adjusted diluted earnings per share         $         .37     $         1.16
                                                =============     ==============

During the first quarter of 2002 the Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as recorded on February 1, 2002. Based on an evaluation of discounted cash flows and multiple analysis of the Company's reporting units, no impairment resulted from the initial application of the Statements.

There were no changes in the carrying amounts of goodwill by segment during the quarter ended April 30, 2002. The balances by segment are as follows:

                                                   Women's               Other
                                                Sportswear          Soft Goods              Total
                                              ------------       -------------       ------------
Balance as of April 30, 2002                  $     63,424       $      12,652       $     76,076
                                              ============       =============       ============

Identifiable intangible assets as of April 30, 2002 include:

                                                      Gross        Accumulated               Net
                                                     Amount       Amortization        Book Value
                                              -------------     --------------     -------------
    Customer Base                             $      29,804     $        6,354     $      23,449
    Trademarks                                       18,455              8,010            10,445
    Other                                             6,276              2,620             3,657
                                              -------------     --------------     -------------
    Total intangibles                         $      54,535     $       16,987     $      37,551
                                              =============     ==============     =============

Amortization of intangible assets for the quarter ended April 30, 2002 was $725. Estimated amortization expense, excluding any future acquisitions, for the years 2002 to 2006 is estimated to be approximately $3,000 per year. The amortizable intangible assets have a weighted average estimated remaining life of approximately 11 years.


4. OTHER INCOME. Other income in the quarter ended April 30, 2001 includes $3,419 related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements.


5. INVENTORIES:

                                                         April 30,
                                              -------------------------------       January 31,
                                                  2002               2001              2002
                                              -------------     -------------     --------------
Inventories:
      Finished goods                          $     192,904     $     275,562     $      273,037
      Work in process                                33,808            98,070             41,783
      Raw materials                                  42,991            78,056             48,666
                                              -------------     -------------     --------------
      Total Inventories                       $     269,703     $     451,688     $      363,486
                                              =============     =============     ==============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                           (Amounts in thousands)

6. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (the "2002 Facility"). The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.75% over LIBOR. At April 30, 2002, outstanding short-term loans and letters of credit under the agreement were $0 and $71,762, respectively.

In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350,000 bank credit facility. This credit facility was scheduled to terminate on August 31, 2002.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $35,000 at April 30, 2002. There were no borrowings under these uncommitted lines at April 30, 2002.


7. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the quarter ended April 30, 2002 as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                  Three months ended April 30,
                                                --------------------------------
                                                    2002               2001
                                                -------------     --------------
Net Sales:
    Women's Sportswear                          $     361,161     $      481,940
    Men's Sportswear                                   89,102             82,096
    Other Soft Goods                                  120,417            145,331
                                                -------------     --------------
    Kellwood net sales                          $     570,680     $      709,367
                                                =============     ==============

Segment earnings:
    Women's Sportswear                          $      29,661*    $       42,096
    Men's Sportswear                                    5,106*             7,051
    Other Soft Goods                                    3,516*            14,138
                                                -------------     --------------
    Total segments                                     38,283*            63,285
    Amortization of Intangibles                          (725)            (2,345)
    Interest expense                                   (6,839)           (10,985)
    Provision for realignment                          (7,244)                 -
    General corporate and other                       (10,328)            (8,844)
                                                -------------     --------------
    Earnings before income taxes                $      13,147     $       41,111
                                                =============     ==============

Net Assets at quarter-end:
    Women's Sportswear                          $     391,436     $      653,678
    Men's Sportswear                                  113,257            120,838
    Other Soft Goods                                  151,377            206,492
    Corporate and other                               138,022            (48,235)
                                                -------------     --------------
    Kellwood total                              $     794,092     $      932,773
                                                =============     ==============

* - Realignment costs included in segment earnings above:
    Women's Sportswear                          $          85
    Men's Sportswear                                      319
    Other Soft Goods                                    1,301
                                                -------------
    Total segments                                      1,705
                                                -------------

The provision for realignment relates to the segments as follows: Women's Sportswear ($4,055), Men's Sportswear ($1,779) and Other Soft Goods ($1,410).

Segment net assets measures net working capital, net fixed assets and other non-current operating assets and liabilities of the segment.


8. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended April 30, 2002 and 2001 was $8,353 and $24,432, respectively. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments.


9. STOCK OPTION PLANS. On March 8, 2002 the Company granted nonqualified stock options to certain officers and other key employees for 676,875 shares of common stock at an exercise price of $25.50, which was equal to the market value of the shares on the grant date.


10. GERBER ACQUISITION. In May 2002 the Company signed an agreement to purchase all of the outstanding stock of Gerber Childrenswear, Inc. for approximately $140,000. Approximately one half of the purchase price will be paid in Kellwood Company common stock, and the remainder will be paid in cash. This acquisition is expected to be completed in July 2002, and will be accounted for under the purchase method of accounting. Further information about this transaction is included in the Company's Form S-4 filed on May 23, 2002 and other related filings with the Securities and Exchange Commission.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
         RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
         -----------------------------------------------------------


OPERATING RESULTS
-----------------
Sales for the first quarter were $571, down $139, or 20 percent, from last year, consistent with the outlook we shared in our Fiscal 2001 Annual Report and March conference call.

Net earnings were $8.6, or $.37 per share compared to $25.1, or $1.10 per share last year on a diluted basis. Included in net earnings for the current quarter is $8.9 before-tax, or $5.8 after-tax ($.25 per share) in business and facilities realignment costs (facilities realignment costs). This represents the first phase of the previously announced $15 pretax facility realignment program. Excluding the first quarter facilities realignment costs, net earnings for the quarter were $14.4, or $.62 per share.

GERBER ACQUISITION. In May 2002 the Company signed an agreement to purchase all of the outstanding stock of Gerber Childrenswear for approximately $140. Approximately one half of the purchase price will be paid in Kellwood Company common stock, and the remainder will be paid in cash. This acquisition is expected to be completed in July 2002. Further information about this transaction is included in the Company's Form S-4 filed on May 23, 2002 and other related filings with the Securities and Exchange Commission.

SUMMARIZED FINANCIAL DATA for the quarter ended April 30, 2002 and 2001, including facilities realignment costs in the current year are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                              Three months ended April 30,            Three months ended April 30,
                                           ---------------------------------       ------------------------------------
                                             2002        2001         Change         2002         2001           Change
                                           --------    --------       ------       ---------    ---------        ------
      Net Sales                            $    571    $    709       -19.6%          100.0%       100.0%             -
      Cost of products sold (1)                 459         560       -18.0%           80.5%        79.0%          1.5%
                                           --------    --------    ---------       ---------    ---------     ---------
      Gross Profit (1)                          111         149       -25.3%           19.5%        21.0%         -1.5%
      S, G & A                                   84          95       -12.1%           14.7%        13.4%          1.2%
                                           --------    --------    ---------       ---------    ---------     ---------
      Operating earnings (1)                     27          54       -48.9%            4.8%         7.6%         -2.8%
      Provision for realignment (1)               7           -          nmf            1.3%            -          1.3%
      Amortization of intangibles                 1           2       -69.1%             .1%          .3%         -0.2%
      Interest expense                            7          11       -37.7%            1.2%         1.5%         -0.4%
      Interest (income) & other, net (2)         (1)         (1)         nmf            -.1%         -.1%          0.0%
                                           ---------   --------    ---------       ---------    ---------     ---------
      Earnings before tax                        13          41       -68.0%            2.3%         5.8%         -3.5%
      Income taxes                                5          16       -71.3%            0.8%         2.3%         -1.4%
                                           --------    --------    ---------       ---------    ---------     ---------
      Net earnings                         $      9    $     25       -66.0%            1.5%         3.5%         -2.0%
                                           ========    ========    =========       =========    =========     =========
      Effective tax rate                      35.0%       38.9%        -3.9%
      Average diluted shares                   23.2        22.9         1.4%
                                           --------    --------    ---------
      Diluted Earnings per Share           $    .37    $   1.10       -66.4%
                                           --------    --------    ---------

(1) - Impact of facilities realignment costs included in three months ended April 30, 2002 data above:
      Cost of products sold                $    1.7           -            -             .3%
      Provision for realignment                 7.2           -            -            1.3%
                                           --------    --------    ---------       ---------
      Earnings before tax                       8.9           -            -            1.6%
      Income taxes                              3.1           -            -             .6%
                                           --------    --------    ---------       ---------
      Net earnings                         $    5.8           -            -            1.0%
                                           --------    --------    ---------       ---------
      Diluted Earnings per Share           $    .25
                                           --------

(2) - Including LIFO credit of $3.4 in the three months ended April 30, 2001.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended April 30 have historically been higher than for the other quarters of the fiscal year. In recent years, the April quarter's results have represented approximately 30% of the year's sales and 42% of net earnings before unusual items.

SALES. Sales were down in essentially every channel of distribution, reflecting the cautious buying of both the retailers and consumers. This drop in volume was anticipated last fall when we placed orders with our contractors for the spring 2002 season. Accordingly, we entered the spring selling season in January with inventory down 28 percent from last year. The only segment reporting higher sales in the first quarter was Men's Sportswear, which was up 9%. The Women's Sportswear segment was down 25% from last year, and sales of Other Soft Goods were 17% lower than last year, however, both segments were ahead of plan for the quarter.

GROSS PROFIT for the first quarter, excluding facilities realignment costs of $1.7, was $113, down $36 from last year. Gross profit as a percentage of sales was also lower at 19.8% compared to last year's 21.0%. Nearly all of the decline in gross profit margin was the result of the 20% decline in net sales. The drop in volume and inventory levels and the resulting lack of absorption offset a double-digit reduction in overhead spending. Reported gross profit was also reduced by $1.7 of facilities realignment costs, which reduced Kellwood's gross profit margin by .3% to a reported 19.5%.

S,G&A EXPENSE for the quarter decreased $11.6 but increased as a percentage of sales to 14.7% from 13.4% in the prior year. The reduction in S,G&A expense reflects the exiting of unprofitable labels and business units and the consolidation of operating support units from 14 in fiscal 2001 to 9 this year. The increase in S,G&A as a percent of sales was a consequence of the sales reduction discussed above.

FACILITIES REALIGNMENT COSTS. The global market for piece goods and apparel production has changed significantly in favor of sourcing piece goods and finished product out of the Far East. At the same time, the downturn in the economy and consumer confidence has resulted in a prolonged period of weak consumer and retail demand which, in turn, has resulted in some excess capacity in the Company's warehousing and distribution network. As a result, management has analyzed its sourcing and distribution infrastructure along with other structural issues and is implementing actions to align the Company to reflect the new business environment. As a result of this study, the Company decided to implement realignment actions, which will impact fiscal 2002 earnings by approximately $15.0 before tax (approximately $9.7 after tax, or $0.42 per share).

During the first quarter of 2002 the Company recorded pretax facilities realignment costs of $8.9 which included $1.7 recorded in cost of sales and $7.2 recorded as a provision for realignment. The remaining expected cost of these actions, approximately $6.0, will be expensed in the remaining quarters of fiscal 2002, primarily in the third quarter, as the related facility closings are announced or as the expenses are incurred. These programs are expected to be completed by early 2003. These charges will provide for a reduction of employment by approximately 1,900, primarily in Latin American production and domestic warehousing functions.

AMORTIZATION of intangible assets decreased $1.6 for the quarter compared to the prior year as a result of the implementation of FAS 142 and the related cessation of amortization of goodwill. Identified intangible assets continue to be amortized over their estimated economic useful lives.

INTEREST EXPENSE for the first quarter was $6.8, down $4.1 from last year due to a $245 reduction in average debt in the first quarter this year compared to the first quarter of 2001.

OTHER INCOME in the quarter ended April 30, 2001 included $3.4 from the change in accounting for certain inventories from the LIFO to the FIFO method. The change was not considered material to require restatement of prior years' income statements.

INCOME TAXES. The effective tax rate for the first quarter was 35%, down from last year's 38.9%. The primary factors in this decline are the cessation of the non-deductible goodwill amortization and foreign tax differences associated with Smart Shirts' Asian operations.

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


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the quarter were as follows:

                                        Three months ended April 30,
                                     ---------------------------------
                                       2002        2001         Change
                                     --------    --------       ------
     Women's Sportswear              $    361    $    482      (25.1%)
     Men's Sportswear                      89          82        8.5%
     Other Soft Goods                     120         145      (17.1%)
                                     --------    --------    ---------
     Total Net Sales                 $    571    $    709      (19.6%)
                                     ========    ========    =========

Earnings by segment for the quarter (excluding facilities realignment costs in the current year) were as follows:

                                        Three months ended April 30,             as a percentage of net sales
                                     ---------------------------------       -----------------------------------
                                       2002        2001         Change         2002         2001          Change
                                     --------    --------       ------       --------     --------        ------
     Women's Sportswear              $   29.8    $   42.2      (29.3%)           8.2%         8.7%        (0.5%)
     Men's Sportswear                     5.4         7.1      (23.1%)           6.1%         8.6%        (2.5%)
     Other Soft Goods                     4.8        14.1      (65.9%)           4.0%         9.7%        (5.7%)
                                     --------    --------    ---------       --------     --------    ----------
     Segment Earnings                $   40.0    $   63.3      (36.8%)           7.0%         8.9%        (1.9%)
                                     ========    ========    =========       ========     ========    ==========

The underlying business climate and economic indicators most impactful on our core popular-to-moderately-priced consumer remained unfavorable and contributed to the 19.6% drop in net sales for the total company.

Last year the spring 2001 season market at retail was soft. The fall season started soft and significantly weakened as a result of the tragic events of September 11. Retailers across every channel of distribution attempted to cancel orders and also had to take deep markdowns in order to move the goods. This series of events cost the entire distribution chain substantially. As our customers wanted to avoid a repeat of this pattern this year, most retailers planned the spring 2002 open-to-buy down 15% to 20%. Retail sales of apparel for the first three months of this year for the entire industry measured by NPD were down 8.9% from last year.

Sales at retail for Women's Sportswear, which represents 70% of Kellwood's total volume, were down 13.7% for the three-month period ending in March, and Men's Apparel sales were down 8.5%. On a more positive note, inventory levels and the inventory-to-sales ratio at retail were lower than they have been in the last several years.

WOMEN'S SPORTSWEAR sales for the quarter were $361, down $121, or 25% from last year. Our plan anticipated a decline of this magnitude. Segment earnings declined to 8.2% of sales in the first quarter compared to 8.7% last year, in line with our plan. In order to understand why our Women's Sportswear business was planned down for the quarter, it's helpful to first address four key issues apart from the unfavorable retail economic climate and look back at what transpired last year during the spring and transitional selling season at both wholesale and retail.

1. Kellwood's core brands enjoyed great sell-in during the first quarter of last year. However, the apparel market turned soft and, in hindsight, the stores overbought for spring last year. Consumer demand dropped about April of last year across every channel of distribution and, as a result, retailers were forced to take heavy mid-year markdowns and began to look for ways to either push out deliveries or cancel orders for fall.

In an effort to avoid repeating the same mistake this year, stores cut their open-to-buys for spring 2002 by 15 to 20%. We anticipated this would occur during our 2002 planning process, so we planned our business down for spring of this year.

2. The second major issue impacting business for spring has been a temporary shift in consumer demand for dresses. With all of our brands combined, Kellwood is the largest company in the U.S. dress business. Last year we sold nearly $450 in dresses for the year, representing about 30% of our total sportswear volume. The dress category had been very strong in 1999 to 2001 - about a three-year period, and we had benefited from that strength.

Beginning in fall of last year, the dress category fell out of favor with the consumer and, as a result, the stores cut their spring 2002 open-to-buy for dresses by about 25%. We expect that the consumers' lack of enthusiasm for dresses will be short-lived. In fact, the stores are already experiencing some good sell-throughs for the spring - albeit on a substantially lower inventory - and are making plans to boost their open-to-buy for spring 2003. Since the dress business is largely a spring business, Kellwood's women's sportswear segment should enjoy a stronger first quarter next year.

3. The third major issue that has temporarily taken its toll on our Women's Sportswear business is also fashion-related. We failed to sufficiently update some of our core lines last year, and, as a result, our sell-throughs were below plan, necessitating a considerably higher level of markdowns than the stores had planned, and certainly we had planned. As a result, the retailers cut us back a bit for spring 2002. However, we did address the fashion issue by bringing in new design and merchandising talent for all our major brands and are pleased with the performance of our brands at retail this spring.

4. The fourth and final issue, which has resulted in lower sales for the quarter, is a combination of the broad-based weaknesses within the department store channel along with a shift in merchandising strategy of some department stores. This issue has resulted in lower sales of our Sag Harbor(R), Koret(R), and a few of our other moderately priced brands.

MEN'S SPORTSWEAR. Sales of Men's Sportswear in the first quarter were $89, up $7, or 9% from last year. Kellwood's Men's Sportswear segment, which is largely private label, consists of two major businesses: Smart Shirts, which principally manufactures and sells private label woven shirts as well as the licensed brand, Nautica(R) dress shirts; and the Menswear business unit which manufactures and sells private label pants and jeans, and Slates(R) sportswear (a brand licensed from Levi).

Smart Shirts sales in the first quarter were 8% ahead of last year. Principal drivers of growth came from providing additional value-added logistical services to key customers along with volume from new customers serviced by a recent acquisition - J.G. Garments, in the Philippines. Unit sales to the rest of Smart Shirts' customers were essentially flat with last year in a down market. Even though unit volume is flat, Smart-owned facilities are running at current capacity levels, as essentially all the production has been pulled in from outside contractors. Because the retail market for dress shirts has been flat, Smart Shirts' competitors have aggressively gone after our business by cutting prices. Of course, Smart Shirts has had to match these cuts in order to hold market share, resulting in the decline in segment earnings.

Sales for the Menswear Division were up 12% from last year and were also ahead of plan. In the private label area, year-to-year growth came from a variety of new products and programs. Offsetting these gains was a $2 drop in volume resulting from our decision to withdraw from the private label outerwear business, which generated about $5 of volume on an annual basis. Margins in this business were not high enough to be worth the risk/reward.

Our Slates(R) brand product has been successfully refocused and repositioned in terms of both fashion and pricing, and sales for the quarter were up 30%.

OTHER SOFT GOODS sales in the first quarter were $120, down $25, or 17% from the prior year. Segment earnings were down $9.3 to 4.0% of sales compared to 9.7% of sales in the prior year, largely due to the decline in sales. The Other Soft Goods segment includes: Intimate Apparel and Recreation Products. The year-to-year drop in volume was broad-based and across nearly every major product category. Sales in the first quarter of last year were bolstered by a number of new intimate apparel programs with several specialty stores. Due to weak consumer demand, the specialty stores have canceled the new programs, and it's unlikely that we'll see an opportunity for growth this year in those programs. Recreation products sales in the first quarter of last year were bolstered by the launching of two new brands of camping products. Sales in the current year were impacted by softness in the camping furniture business and the loss of several private label sleeping bag programs in the bidding processes.

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


LEVERAGE
--------
Total debt represents 41.6% of capital at April 30, 2002 as compared to 51.5% at April 30, 2001. The major item impacting leverage in this period is the decrease in total debt to $331 at the end of April, $150 lower than last year. Factors principally responsible for the decrease were:
    o the decrease in working capital requirements resulting from lower sales and Company initiatives to reduce inventory and receivables, and
    o    the last 12 months of free cash flow from operations.

WORKING CAPITAL
---------------
The CURRENT RATIO increased to 3.2 at April 30, 2002 compared to 2.5 at April 30, 2001.

CASH AND TIME DEPOSITS were $152 at April 30, 2002 compared to $26 last year. The Company expects to remain in an excess cash position for the remainder of the year. The primary source of Kellwood's improving debt and cash balances comes from a dramatic decline in working capital over the last 12 months. From April 2001 to April 2002, net working capital has declined by almost $320. The recent double-digit drop in sales is responsible for over half of this decline, however $135 of the improvement was due to working capital efficiencies. Working capital as a percentage of sales is currently running at about 21% compared to 31% last year.

ACCOUNTS RECEIVABLE were $331, down $127 from last year. The first quarter's 20% sales decline is responsible for approximately $103 of this drop, however, efficiencies from the consolidation of credit and collection functions in the shared services department has resulted in $24 of freed-up working capital. Days sales outstanding were 55 days as of April 30, 2002 compared to 60 days last year.

INVENTORIES were down $182, or 40%, to $270 as of April 30, 2002. Days supply now stands at an estimated 72 days. This represents a 24-day or $89 improvement from last year. We entered the spring shipping season in January with inventory down 28% from last year, and we ended the April quarter with inventory 40% below last year. Until we're convinced the consumer has returned to a more normal and consistent level of consumption, we do not expect to speculate and carry significant inventory without an order in hopes it can be sold, nor do we participate in a significant amount of reorder business.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $3.0 for the first quarter compared to $3.7 in the comparable period last year. Capital spending for fiscal 2002 is expected to be about $20.

In April 2002 the Company entered into a transaction with Designs, Inc.(NASDAQ: DESI). Pursuant to this transaction the company acquired a $10, 5% Subordinated Note and signed a seven-year Sourcing Agreement under which Kellwood will produce men's sportswear, activewear and furnishings for the nationwide chain of Casual Male stores.

DEBT:
On April 30, 2002 the Company executed a $240 3-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (the "2002 Facility"). The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.75% over LIBOR. At April 30, 2002, $168 was available for use under this facility.

In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350 bank credit facility.

This credit facility was scheduled to terminate on August 31, 2002.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $35 at April 30, 2002. There were no borrowings under these uncommitted lines at April 30, 2002.

ACQUISITIONS:
In addition to the Gerber transaction described above, the Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process.

Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.


OUTLOOK AS OF JUNE 12, 2002
---------------------------
MANAGEMENT'S OUTLOOK FOR KELLWOOD'S SECOND QUARTER remains essentially unchanged from our original plan. Kellwood's second quarter, which encompasses the months of May through July, is Kellwood's smallest quarter on a seasonal basis in terms of volume. In a more robust retail environment, we would typically begin shipping early fall merchandise to the stores in July. Given the continued softness at retail, we do not expect the stores to call in fall deliveries until mid-August. Therefore, sales in the second quarter are expected to be in the range of $440 to $450, down approximately 10% from last year. As in the first quarter, the only segment forecasting higher sales is Men's Sportswear, with sales of $80 to $85, up approximately 9%. We expect Women's Sportswear sales to be in the range of $270 to $275, down approximately 18%, and, finally, sales of Other Soft Goods will be in the range of $85 to $90, down approximately 7% from last year.

Net earnings and earnings per share for the second quarter, before the previously discussed facilities realignment charge, are forecasted to increase in comparison to last year due primarily to the change in accounting for goodwill, and be in the range of $2.6 or $.10 to $.12 per share versus $1.8, or $.08 per diluted share last year. The impact of facilities realignment costs on the second quarter is expected to be approximately $.03 per diluted share.

OUTLOOK FOR THE TOTAL YEAR. For fiscal 2002, which ends January 2003, sales are expected to be in the range of $2.1 billion, down approximately 9%, with nearly all of the year-to-year erosion occurring in the first half of the year. Net earnings and earnings per share for fiscal 2002 before the provision for facilities realignment are expected to be in the range of $42 to $44, or $1.80 to $1.90 per share, consistent with previous expectations, versus $37.7, or $1.65 per share reported in fiscal 2001 on a diluted basis. This includes the impact of reduced amortization of intangible assets resulting from the implementation of FAS 142, which will increase earnings per share by approximately $.24. The full-year impact on net earnings and earnings per share from the previously announced business and facilities realignment charge remains at $9.7, or $.42 per share.

GERBER IMPACT. The outlook for the second quarter and fiscal year do not include sales or earnings attendant with the pending acquisition of Gerber Childrenswear. The commencement of an exchange offer for Gerber Childrenswear common stock was announced on May 24, 2002. Given the uncertainties as to when the transaction will close, we estimate that sales from the acquisition in fiscal 2002 may be in the range of $80 to $100. Additionally, we expect the acquisition to be accretive to earnings by as much as $.05 per share depending, again, on the timing of the close and the impact of purchase accounting adjustments that are largely dependent on inventory levels at the time of the closing.


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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and establishes specific criteria for recording intangible assets separate from goodwill. In the first quarter of fiscal 2002, the Company's recorded goodwill and intangibles were evaluated against the new criteria. As a result, certain previously identified "assembled workforce" intangibles were subsumed into goodwill.

FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under the nonamortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the period or periods in which their recorded values are determined to be more than their fair value.

FAS 142 was adopted by the Company as of February 1, 2002. No impairment resulted from the initial application of this Statement. The adoption of these statements resulted in reduced annual amortization expense, as amortization of goodwill is no longer recorded after February 1, 2002.

Additionally, future years' annual impairment reviews may result in periodic write-downs.

Had FAS 142 been effective for 2001, application of the nonamortization provisions of the Statement would have increased the company's reported diluted earnings per share by approximately $.06 for the quarter ended April 30, 2001.


MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At April 30, 2002 the Company's debt portfolio was composed of approximately 3% variable-rate debt and 97% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2002.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $336 at April 30, 2002 which compares to their book value of $321. With respect to the Company's fixed-rate debt outstanding at April 30, 2002, a 10% increase in interest rates would have resulted in approximately a $14 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $16 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


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

The Company's forward-looking statements are based on certain assumptions, and the Company's operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include but are not limited to:

    o changes in the retail environment. With the growing trend towards retail trade consolidation, the Company is increasingly dependent upon key retailers whose bargaining strength and share of the Company's business is growing. Accordingly, the Company faces greater pressure from these customers to provide more favorable trade terms. The Company can be negatively affected by changes in the policies or negotiating positions of its customers. The inability of the Company to develop satisfactory programs and systems to satisfy these customers could adversely affect operating results in any reporting period;

    o changes in the relative performance of the Company's business units that could have an adverse impact on the business units' forecasted cash flows, resulting in goodwill impairment charges;

    o changes in trends in the market segments in which the Company competes;

    o the performance of the Company's products within the prevailing retail environment;

    o customer acceptance of both new designs and newly introduced product lines;

    o    actions of competitors that may impact the Company's business;

    o financial or operational difficulties encountered by customers or suppliers;

    o continued satisfactory relationships with licensees and licensors of trademarks and brands;

    o    the impact of economic changes such as:
         o    the overall level of consumer spending for apparel,
         o    national and regional economic conditions,
         o    inflation or deflation,
         o    currency exchange fluctuations,
         o    changes in interest rates and other capital market conditions;

    o stable governments and business conditions in the nations where the Company's products are manufactured;

    o    the scope, nature or impact of acquisition activity; and

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

                         PART II. OTHER INFORMATION
                         --------------------------
                              KELLWOOD COMPANY
                              ----------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

At the May 30, 2002 Annual Meeting of Shareowners, five directors were elected to serve for two-year terms. The tabulation was as follows:

                                                                                   Shares Against, Abstaining and
Directors                         Shares Voted For         Shares Withheld                Broker Non-Votes
Raymond F. Bentele                    20,191,153                65,533                            -
Martin Bloom                          20,190,993                65,693                            -
Leonard A. Genovese                   20,191,249                65,437                            -
Martin J. Granoff                     20,191,410                65,275                            -
Hal J. Upbin                          20,191,282                65,403                            -

Other directors whose term of office continued after the meeting are as follows:         Kitty G. Dickerson
                                                                                         Jerry M. Hunter
                                                                                         Janice E. Page

(Edward S. Bottum, whose term as director was to continue until 2003, passed away on May 24, 2002.)

At the May 30, 2002 Annual Meeting of Shareowners, stockholders approved an amendment to the Kellwood Company 1995 Stock Option Plan for Nonemployee Directors, which increased the number of issuable shares from 100,000 to 200,000 and the annual option grants from 1,000 to 2,000 shares. The Plan, as amended, includes the annual 100 share awards made to Nonemployee Directors.

The tabulation was as follows:
         For:  18,917,375        Against:  1,297,216        Abstain:  42,081

At the May 30, 2002 Annual Meeting of Shareowners, stockholders also approved an amendment to the Corporate Development Incentive Plan, which increased the number of shares authorized to be issued under the Plan by 1,000,000 shares.

The tabulation was as follows:
         For:  18,417,346        Against:  1,803,807        Abstain:  35,521


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

    a)   EXHIBITS:

          S.E.C. Exhibit
          Reference No.         Description
          -------------         -------------------------------------------

               3.2              By-Laws, as amended May 29, 2002, filed
                                herewith.

               4.7 Credit Agreement dated as of April 30, 2002 among Kellwood Company, certain commercial lending institutions, and Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank as Syndication Agent, US Bank and The Bank of Nova Scotia as Co-Documentation Agents, filed herewith.


    b)   REPORTS ON FORM 8-K:

         The following reports were filed on Form 8-K during the three months ended April 30, 2002:
                   - Current Report on Form 8-K dated April 17, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



June 12, 2002         /s/ Thomas H. Pollihan
                      ----------------------
                      Thomas H. Pollihan
                      Senior Vice President, Secretary and General Counsel



June 12, 2002         /s/ W. Lee Capps, III
                      ----------------------
                      W. Lee Capps, III
                      Senior Vice President Finance and Chief Financial Officer
                      (Principal Financial Officer)



June 12, 2002         /s/ Lawrence E. Hummel
                      -----------------------
                      Lawrence E. Hummel
                      Vice President - Controller
                      (Principal Accounting Officer)