Form 10-K/A
period 2002-01-31
KELLWOOD CO
filed 2002-06-21
CIK 55080

================================================================================
           SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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

                      EXPLANATORY NOTE TO AMENDMENT NO. 1:

     Amendment No. 1 amends Item 14 of the Form 10-K to replace Exhibit 10.6 with the Exhibit 10.6 attached hereto. Except as otherwise stated herein, all information contained in this Report on Form 10-K/A was current as of the date of filing of the original Report on April 24, 2002 and has not been updated by Amendment No. 1.

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

10.8*        -   Employment Agreement dated December 1, 1999, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-K for the Transition Period ended January 31, 2000, SEC File No. 1-7340.

13+          -   Portions of the Annual Report to Shareowners for the fiscal year ended January 31, 2002, which are incorporated by reference in this
                 Form 10-K.

18           -   Letter from Independent Accountants regarding Change in Accounting
                 Principles, incorporated herein by reference to Form 10-Q for the quarter ended April 30, 2001, SEC File No. 001-07340.

21+          -   Subsidiaries of the Company, appearing at page 12 of this report.

22           -   Joint Proxy Statement/Prospectus dated March 25, 1999, incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No.
                 333-74967.

23+          -   Consents of Independent Accountants, appearing at page 11 of this report.

24+          -   Powers of Attorney: Ms. Dickerson and Page and Messrs. Bentele,
                 Bloom, Bottum, Genovese, Granoff, Hunter, and Upbin.


* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

+    Previously filed.

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

                                                KELLWOOD COMPANY

Dated:  June 21, 2002                           /s/ Thomas H. Pollihan
                                                -----------------------
                                                Thomas H. Pollihan
                                                Senior Vice President, Secretary
                                                and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the date indicated.

               Signature                             Title
               ---------                             -----

                   *                     Director, Chairman of the Board
------------------------------------     President and Chief Executive Officer
              Hal J. Upbin               (Principal Executive Officer)


                   *                     Senior Vice President Finance and
------------------------------------     Chief Financial Officer
           W. Lee Capps, III             (Principal Financial and Accounting
                                         Officer)


                   *                     Director
------------------------------------
           Raymond F. Bentele

                   *                     Director
------------------------------------
              Martin Bloom

                   *                     Director
------------------------------------
           Kitty G. Dickerson

                   *                     Director

------------------------------------
          Leonard A. Genovese

                   *                     Director
------------------------------------
           Martin J. Granoff

                   *                     Director
------------------------------------
            Jerry M. Hunter

                   *                     Director
------------------------------------
             Janice E. Page


*     Pursuant to Power of Attorney

      /s/  Thomas H. Pollihan
      -----------------------
      Attorney-in-fact

      June 21, 2002