Form 10-Q
period 2002-07-31
KELLWOOD CO
filed 2002-09-12
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2002

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    ----------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              DELAWARE                                 36-2472410
------------------------------------        --------------------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                  63178
---------------------------------------------------               ----------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

Number of shares of common stock, par value $.01, outstanding at July 31, 2002 (only one class): 25,560,168.
                       ----------

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----


                                                                    Page No.
                                                                    --------
PART I.    FINANCIAL INFORMATION

           Condensed Consolidated Balance Sheet                          3

           Condensed Consolidated Statement of Earnings                  4

           Condensed Consolidated Statement of Cash Flows                5

           Notes to Condensed Consolidated Financial
              Statements                                               6-9

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations          10-17


PART II.   OTHER INFORMATION                                         18-20

                                        PART I. FINANCIAL INFORMATION
                                        -----------------------------

                                      KELLWOOD COMPANY AND SUBSIDIARIES
                                      ---------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              ------------------------------------------------
                                           (Amounts in thousands)


                                                                      July 31,
                                                           -------------------------------      January 31,
                                                                2002              2001              2002
                                                           -------------     -------------     -------------
ASSETS
------
Current assets:
    Cash and time deposits                                 $     142,679     $      21,035     $      69,239
    Receivables, net                                             290,152           342,543           318,931
    Inventories                                                  403,901           479,997           363,486
    Prepaid taxes and expenses                                    40,273            32,456            31,325
                                                           -------------     -------------     -------------
         Total current assets                                    877,005           876,031           782,981

Property, plant and equipment, net                               128,718           110,743           108,938

Intangible assets, net                                            59,092            40,431            40,469

Goodwill                                                          76,077            78,279            76,077

Other assets                                                      50,562            37,873            35,959
                                                           -------------     -------------     -------------

Total assets                                               $   1,191,454     $   1,143,357     $   1,044,424
                                                           =============     =============     =============



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                      $      18,219     $      13,784     $      18,811
    Notes payable                                                    659            74,644             7,612
    Accounts payable                                             179,852           115,291           137,908
    Accrued expenses                                              94,593            90,924            78,822
                                                           -------------     -------------     -------------
         Total current liabilities                               293,323           294,643           243,153

Long-term debt                                                   303,056           358,185           307,869

Deferred income taxes and other                                   58,579            39,833            36,703

Shareowners' equity:
    Common stock                                                 214,479           169,398           173,010
    Retained earnings                                            434,869           426,278           429,767
    Accumulated other comprehensive income                       (12,077)          (11,246)          (11,878)
                                                           -------------     -------------     -------------
                                                                 637,271           584,430           590,899
    Less treasury stock, at cost                                (100,775)         (133,734)         (134,200)
                                                           -------------     -------------     -------------
         Total shareowners' equity                               536,496           450,696           456,699
                                                           -------------     -------------     -------------

Total liabilities and shareowners' equity                  $   1,191,454     $   1,143,357     $   1,044,424
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

                                           KELLWOOD COMPANY AND SUBSIDIARIES
                                           ---------------------------------
                               CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                               --------------------------------------------------------
                                     (Amounts in thousands except per share data)


                                                         Three Months Ended                   Six Months Ended
                                                              July 31,                            July 31,
                                                   -------------------------------    --------------------------------
                                                        2002              2001             2002               2001
                                                   -------------     -------------    -------------      -------------

Net sales                                          $     463,346     $     501,002    $   1,034,026      $   1,210,369

Costs and expenses:
    Cost of products sold                                368,261           403,531          827,746            963,955
    Selling, general and
       administrative expenses                            81,380            83,915          165,184            179,286
    Provision for realignment                                  -                 -            7,244                  -
    Amortization of intangible assets                      1,330             2,371            2,055              4,716
    Interest expense                                       7,072             8,585           13,911             19,570
    Interest income and other, net                          (723)             (333)          (1,287)            (1,202)
                                                   -------------     --------------    ------------      --------------

Earnings before income taxes                               6,026             2,933           19,173             44,044

Income taxes                                               2,100             1,100            6,700             17,100
                                                   -------------     -------------     ------------      -------------

Net earnings                                       $       3,926     $       1,833     $     12,473      $      26,944
                                                   =============     =============     ============      =============




Weighted average shares outstanding:

    Basic                                                 24,200            22,732           23,573             22,722
                                                   =============     =============     ============      =============

    Diluted                                               24,682            22,899           23,942             22,890
                                                   =============     =============     ============      =============


Earnings per share:

    Basic                                          $         .16     $         .08     $        .53      $        1.19
                                                   =============     =============     ============      =============

    Diluted                                        $         .16     $         .08     $        .52      $        1.18
                                                   =============     =============     ============      =============


Dividends paid per share                           $         .16     $         .16     $        .32      $         .32
                                                   =============     =============     ============      =============






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


                                                                                              Six months ended
                                                                                                  July 31,
                                                                                     ----------------------------------
                                                                                          2002                 2001
                                                                                     --------------       -------------
OPERATING ACTIVITIES:
Net earnings                                                                         $       12,473       $      26,944
Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                        14,385              16,011
        Non-cash and accrued realignment costs                                                6,993                   -
        Deferred income taxes and other                                                       4,089               8,958
Changes in working capital:
        Receivables, net                                                                     50,949              26,705
        Inventories                                                                          11,966              22,847
        Prepaid taxes and expenses                                                           (1,828)              1,306
        Accounts payable                                                                     32,052             (39,326)
        Accrued expenses                                                                     (7,915)             (8,241)
                                                                                     --------------       -------------
Net cash provided / (used) by operating activities                                          123,164              55,204
                                                                                     --------------       -------------

INVESTING ACTIVITIES:
Additions to fixed assets                                                                    (6,103)             (8,532)
Acquisition, net of cash acquired                                                           (17,835)
Subordinated note receivable                                                                (11,000)                  -
Net proceeds from termination of Pension Plan                                                     -              66,761
Other investing activities                                                                      993                  67
                                                                                     --------------       -------------
Net cash provided / (used) by investing activities                                          (33,945)             58,296
                                                                                     --------------       -------------

FINANCING ACTIVITIES:
Reduction of long-term debt                                                                  (7,204)            (53,174)
Proceeds from notes payable                                                                  23,098           1,168,344
Reduction of notes payable                                                                  (30,051)         (1,211,402)
Dividends paid                                                                               (7,371)             (7,272)
Stock transactions under incentive plans                                                      5,749                 602
                                                                                     --------------       -------------
Net cash provided / (used) by financing activities                                          (15,779)           (102,902)
                                                                                     --------------       -------------

NET INCREASE IN CASH AND TIME DEPOSITS                                                       73,440              10,598
Cash and time deposits, beginning of period                                                  69,239              10,437
                                                                                     --------------       -------------
Cash and time deposits, end of period                                                $      142,679       $      21,035
                                                                                     ==============       =============

Significant non-cash investing and financing activities:
        Issuance of stock for the acquisition of Gerber Childrenswear, Inc.          $       68,185
                                                                                     --------------



See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------------------
                           (Amounts in thousands)



1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature.

Except for the change in accounting for goodwill and intangible assets as discussed in Note 4, accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for fiscal 2001 (the year ended January 31, 2002). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2001 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


2. GERBER ACQUISITION. On June 25, 2002 the Company completed an exchange offer for the shares of Gerber Childrenswear, Inc., (Gerber) for approximately $18,000 in cash, net of cash acquired of $51,000, and 2.3 million shares of Kellwood common stock valued at $68,185. This acquisition has been accounted for under the purchase method of accounting. Gerber's hosiery business has been incorporated into the Men's Sportswear Segment, and the children's apparel business has been incorporated into the Other Soft Goods Segment. The Company's unaudited consolidated results of operations for the first six months, on a pro-forma basis, assuming the Gerber acquisition had occurred at the beginning of fiscal 2002 are: net sales of $1,111,116, net income of $16,062, and diluted earnings per share of $0.62. These pro forma results are not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the year or of future operating results.


3. FACILITIES REALIGNMENT COSTS. The Company has decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments will include the closing of three warehouse operations and five manufacturing facilities and will result in a reduction of employment by approximately 1,900. These actions will impact fiscal 2002 earnings by approximately $15,000 before tax (approximately $9,700 after tax, or $0.39 per share).

During the first quarter of 2002 the Company recorded pretax realignment and related costs of $8,949 which included $1,705 recorded in cost of sales and $7,244 recorded as a provision for realignment. During the second quarter of 2002 the Company recorded additional pretax realignment and related costs of $669 in cost of sales. These costs included:

                                                       Amount            Amount         Remaining
                                                     Provided          Utilized           Accrual
                                                -------------     -------------     -------------
    Employee severance                          $       2,327     $         821     $       1,506
    Vacant facilities costs                             1,573               387             1,186
    Other cash realignment costs                        1,362               920               442
                                                -------------     -------------     -------------
    Total realignment, excluding non-cash               5,262     $       2,128     $       3,134
                                                                  =============     =============
    Asset impairments                                   4,356
                                                -------------
    Total realignment costs                     $       9,618
                                                =============

The remaining expected cost of these actions, approximately $5,400, will be expensed during fiscal 2002, primarily in the third quarter, as the related facility closings are announced or as the expenses are incurred. These programs are expected to be completed in 2003.

4. GOODWILL AND INTANGIBLE ASSETS. In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the new Statements. Other intangible assets continue to be amortized over their estimated useful lives.

The Company applied these new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                   Three months ended July 31,          Six months ended July 31,
                                                --------------------------------     ------------------------------
                                                    2002               2001              2002             2001
                                                -------------     --------------     -------------   --------------
Net earnings:
    As reported                                                   $        1,833                     $       26,944
    Goodwill amortization                                                  1,376                              2,752
                                                                  --------------                     --------------
    Adjusted net earnings                       $       3,926     $        3,209     $      12,473   $       29,696
                                                =============     ==============     =============   ==============


Diluted earnings per share:
    As reported                                                   $          .08                     $         1.18
    Goodwill amortization                                                    .06                                .12
                                                                  --------------                     --------------
    Adjusted diluted earnings per share         $         .16     $          .14     $         .52   $         1.30
                                                =============     ==============     =============   ==============

During the first quarter of 2002 the Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as recorded on February 1, 2002. Based on an evaluation of discounted cash flows and multiple analyses of the Company's reporting units, no impairment resulted from the initial application of the Statements.

There were no changes in the carrying amounts of goodwill by segment during the quarter ended July 31, 2002. The balances by segment are as follows:


                                                   Women's               Other
                                                Sportswear          Soft Goods              Total
                                              ------------       -------------       ------------
Balance as of July 31, 2002                   $     63,425       $      12,652       $     76,077
                                              ============       =============       ============

Identifiable intangible assets as of July 31, 2002 include:

                                                        Gross        Accumulated               Net
                                                       Amount       Amortization        Book Value
                                                -------------     --------------     -------------
    Customer Base                               $      29,804     $        6,944     $      22,860
    Trademarks                                         18,717              8,268            10,449
    Other                                              28,964              3,181            25,783
                                                -------------     --------------     -------------
    Total intangibles                           $      77,485     $       18,393     $      59,092
                                                =============     ==============     =============

Amortization of intangible assets was $1,330 for the quarter ended July 31, 2002 and $2,055 for the six months ended July 31, 2002. Estimated amortization expense, excluding Gerber and any future acquisitions, for the years 2002 to 2006 is estimated to be approximately $3,000 per year. The impact of annual amortization of identified intangibles resulting from the acquisition of Gerber cannot be determined until an allocation of the purchase price has been completed.

The amortizable intangible assets have a weighted average estimated remaining life of approximately 11 years. Estimated identifiable intangible assets related to the acquisition of Gerber of $23,000 have been preliminarily classified as Other until an analysis is completed. Additional adjustments to the purchase price allocation will result from the completion of an analysis of the acquired assets which is currently in progress.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                           (Amounts in thousands)



5. OTHER INCOME. Other income in the six months ended July 31, 2001 includes $3,419 related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements.


6. INVENTORIES:

                                                                     July 31,
                                                          -------------------------------       January 31,
                                                              2002               2001              2002
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     305,905     $     341,105     $      273,037
      Work in process                                            39,407            71,364             41,783
      Raw materials                                              58,589            67,528             48,666
                                                          -------------     -------------     --------------
      Total Inventories                                   $     403,901     $     479,997     $      363,486
                                                          =============     =============     ==============


7. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (the "2002 Facility"). The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.75% over LIBOR. At July 31, 2002, outstanding short-term loans and letters of credit under the agreement were $0 and $85,414, respectively.

In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350,000 bank credit facility. This credit facility had been scheduled to terminate on August 31, 2002.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $35,000 at July 31, 2002. There were no borrowings under these uncommitted lines at July 31, 2002.


8. COMPREHENSIVE INCOME. The Company's total comprehensive income for the quarter ended July 31, 2002 and 2001 was $3,921 and $1,838, respectively. The Company's total comprehensive income for the six months ended July 31, 2002 and 2001 was $12,274 and $26,270, respectively. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments.


9. STOCK OPTION PLANS. On March 8, 2002 the Company granted nonqualified stock options to certain officers and other key employees for 676,875 shares of common stock at an exercise price of $25.50, which was equal to the market value of the shares on the grant date. The options expire 10 years after grant and are exercisable in cumulative installments usually over a 5 year period.

10. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the quarter and six months ended July 31, 2002 as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                   Three months ended July 31,          Six months ended July 31,
                                                --------------------------------     ------------------------------
                                                    2002               2001              2002             2001
                                                -------------     --------------     -------------   --------------
Net Sales:
    Women's Sportswear                          $     267,056     $      331,308     $     628,216   $      813,248
    Men's Sportswear                                   97,070             74,805           186,172          156,901
    Other Soft Goods                                   99,220             94,889           219,638          240,220
                                                -------------     --------------     -------------   --------------
    Kellwood net sales                          $     463,346     $      501,002     $   1,034,026   $    1,210,369
                                                =============     ==============     =============   ==============

Segment earnings*:
    Women's Sportswear                          $      14,420     $       12,658     $      44,081   $       54,757
    Men's Sportswear                                    6,212              5,433            11,317           12,485
    Other Soft Goods                                    2,750              3,376             6,264           17,514
                                                -------------     --------------     -------------   --------------
    Total segments                                     23,382             21,467            61,662           84,756

    Amortization of Intangibles                        (1,330)            (2,371)           (2,055)          (4,716)
    Interest expense                                   (7,072)            (8,585)          (13,911)         (19,570)
    Provision for realignment **                            -                  -            (7,244)               -
    General corporate and other                        (8,954)            (7,578)          (19,279)         (16,426)
                                                -------------     --------------     -------------   --------------
    Earnings before income taxes                $       6,026     $        2,933     $      19,173   $       44,044
                                                =============     ==============     =============   ==============

Net Assets at quarter-end:
    Women's Sportswear                          $     375,780     $      587,388
    Men's Sportswear                                  156,189            139,450
    Other Soft Goods                                  181,730            175,632
    Corporate and other                               144,731             (5,160)
                                                -------------     --------------
    Kellwood total                              $     858,430     $      897,310
                                                =============     ==============


* - Realignment costs included in segment earnings above:
    Women's Sportswear                          $         317                        $         402
    Men's Sportswear                                      109                                  428
    Other Soft Goods                                      243                                1,544
                                                -------------                        -------------
    Total segments                              $         669                        $       2,374
                                                -------------                        -------------


** - The provision for realignment relates to the segments as follows:
    Women's Sportswear                          $           -                        $       4,055
    Men's Sportswear                                        -                                1,779
    Other Soft Goods                                        -                                1,410
                                                -------------                        -------------
    Total                                       $           -                        $       7,244
                                                -------------                        -------------

Segment net assets measures net working capital, net fixed assets and other non-current operating assets and liabilities of the segment. Goodwill and net intangibles are included in segment net assets, however the related amortization expense is included in Amortization of Intangibles and is not allocated to the segments.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
         RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
         -----------------------------------------------------------



OPERATING RESULTS
-----------------
Sales for the second quarter were $463, down $38, or 8%, from last year. Net earnings were $3.9, or $.16 per share compared to $1.8, or $.08 per share last year on a diluted basis. Included in net earnings for the current quarter are earnings from the acquisition of Gerber Childrenswear, Inc. The earnings were offset with costs of $0.7 before-tax, or $0.4 after-tax ($.02 per share) in business and facilities realignment costs (facilities realignment costs). This represents the continuation of the previously announced $15 pretax facility realignment program. Excluding the second quarter facilities realignment costs, net earnings for the quarter were $4.4, or $.18 per share.

Sales in the first half were $1,034, down $176, or 15 percent from the prior year. Net earnings were $12.5, or $.52 per share compared to $26.9, or $1.18 per share last year on a diluted basis. Included in net earnings for the first half is $9.6 before-tax, or $6.3 after-tax ($.26 per share) in facilities realignment costs. Excluding the first half facilities realignment costs, net earnings were $18.8, or $.78 per share.

GERBER ACQUISITION. On June 25, 2002 the Company completed an exchange offer for the shares of Gerber Childrenswear, Inc., (Gerber) for approximately $18 in cash, net of cash acquired of $51, and 2.3 million shares of Kellwood common stock valued at $68. This acquisition has been accounted for under the purchase method of accounting. Gerber's hosiery business will be included in the Men's Sportswear Segment, and the children's apparel business will be included in the Other Soft Goods Segment.

SUMMARIZED FINANCIAL DATA for the quarter and six months ended July 31, 2002 and 2001, including facilities realignment costs, are as follows
(percentages are calculated based on actual data, but columns may not add due to rounding):

                                            Three months ended July 31,               Six months ended July 31,
                                         ---------------------------------       ------------------------------------
                                          2002(1)      2001         Change        2002(1)       2001           Change
                                         --------    --------       ------       ---------    ---------        ------
     Net Sales                           $    463    $    501        -7.5%       $   1,034    $   1,210        -14.6%
     Cost of products sold                    368         404        -8.7%             828          964        -14.1%
                                         --------    --------    ---------       ---------    ---------     ---------
     Gross Profit                              95          97        -2.4%             206          246        -16.3%
     S, G & A                                  81          84        -3.0%             165          179         -7.9%
                                         --------    --------    ---------       ---------    ---------     ---------
     Operating earnings                        14          14         1.1%              41           67        -38.8%
     Provision for realignment                  -           -            -               7            -            nm
     Amortization of intangibles                1           2       -43.9%               2            5        -56.4%
     Interest expense                           7           9       -17.6%              14           20        -28.9%
     Interest (income) & other, net(2)         (1)         (0)          nm              (1)          (1)         7.1%
                                         ---------   --------    ---------       ---------    ---------     ---------
     Earnings before tax                        6           3       105.5%              19           44        -56.5%
     Income taxes                               2           1        90.9%               7           17        -60.8%
                                         --------    --------    ---------       ---------    ---------     ---------
     Net earnings                        $      4    $      2       114.2%              12           27        -53.7%
                                         ========    ========    =========       =========    =========     =========
     Effective tax rate                     34.8%       37.5%        -2.7%           34.9%        38.8%         -3.9%
     Average diluted shares                  24.7        22.9         7.8%            23.9         22.9          4.6%
                                         --------    --------    ---------       ---------    ---------     ---------
     Diluted Earnings per Share          $    .16    $    .08        98.7%       $     .52    $    1.18        -55.7%
                                         --------    --------    ---------       ---------    ---------     ---------

(1)-Impact of facilities realignment costs included in data above:
     Cost of products sold               $     .7           -            -       $     2.4            -             -
     Provision for realignment                  -           -            -             7.2            -             -
                                         --------    --------    ---------       ---------    ---------     ---------
     Earnings before tax                       .7           -            -             9.6            -             -
     Income taxes                              .2           -            -             3.4            -             -
                                         --------    --------    ---------       ---------    ---------     ---------
     Net earnings                        $     .4           -            -       $     6.3            -             -
                                         --------    --------    ---------       ---------    ---------     ---------
     Diluted Earnings per Share          $    .02                                $     .27
                                         --------                                ---------

(2)-Including LIFO credit of $3.4 in the three months ended April 30, 2001.


                                     Three months ended July 31,        Six months ended July 31,
                                     ---------------------------       ---------------------------
As a percentage of net sales:         2002      2001      Change        2002      2001      Change
-----------------------------        ------    ------     ------       ------    ------     ------
     Net Sales                       100.0%    100.0%          -       100.0%    100.0%          -
     Cost of products sold            79.5%     80.5%      -1.1%        80.1%     79.6%       0.4%
                                     ------    ------     ------       ------    ------     ------
     Gross Profit                     20.5%     19.5%       1.1%        19.9%     20.4%      -0.4%
     S, G & A                         17.6%     16.7%       0.8%        16.0%     14.8%       1.2%
                                     ------    ------     ------       ------    ------     ------
     Operating earnings                3.0%      2.7%       0.3%         4.0%      5.5%      -1.6%
     Provision for realignment            -         -          -         0.7%         -       0.7%
     Amortization of intangibles       0.3%      0.5%      -0.2%         0.2%      0.4%      -0.2%
     Interest expense                  1.5%      1.7%      -0.2%         1.3%      1.6%      -0.3%
     Interest (income) & other, net   -0.2%     -0.1%      -0.1%        -0.1%     -0.1%      -0.0%
                                     ------    ------     ------       ------    ------     ------
     Earnings before tax               1.3%      0.6%       0.7%         1.9%      3.6%      -1.8%
     Income taxes                      0.5%      0.2%       0.2%         0.6%      1.4%      -0.8%
                                     ------    ------     ------       ------    ------     ------
     Net earnings                      0.8%      0.4%       0.5%         1.2%      2.2%      -1.0%
                                     ======    ======     ======       ======    ======     ======

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended July 31 have historically been lower than for the other quarters of the fiscal year. In recent years, the July quarter's results have represented approximately 21% of the year's sales and 9% of net earnings before unusual items and facilities realignment costs.

SALES. Retail sales for the quarter were down in essentially every channel of distribution except the discount channel, reflecting the cautious buying of both the retailers and consumers. This drop in volume was anticipated earlier in the year when we placed orders with our contractors for the transition/early Fall season. Accordingly, we entered the transitional shipping season in May with inventory down 40% from last year. The only segment reporting lower sales in the second quarter was Women's Sportswear, which was down 19% for the quarter (23% for the six months). The Men's Sportswear segment was up 30% from the comparable quarter last year (19% for the six months), and sales of Other Soft Goods were up 5% for the quarter, but down 9% for the six months. The increases in the second quarter for Men's Sportswear and Other Soft Goods were due largely to the acquisition of Gerber.

GROSS PROFIT for the second quarter was $96, down $1 from last year, however gross profit as a percentage of sales was up a full percentage point at 20.5% compared to last year's 19.5%. The year-to-year improvement in gross margin resulted from higher initial margins from a shift in sourcing away from Mexico and the Caribbean to the Far East, and improved sell-throughs resulting in lower markdown requests which more than offset the negative impact of lower sales on the absorption of burden expenses which are largely fixed.

Gross profit for the six months as a percentage of sales decreased 0.4% to 19.9% from 20.4% in the prior year. Facilities realignment costs of $2.4 or 0.3% of sales contributed to this decrease in margins.

S,G&A EXPENSE for the second quarter decreased $2.5 but increased as a percentage of sales to 17.6% from 16.7% in the prior year. The reduction in S,G&A expense reflects the exiting of unprofitable labels and business units and the consolidation of operating support units partially offset by Gerber S,G&A expense. The increase in S,G&A as a percent of sales was a consequence of the sales reduction discussed above, and a significant component of S,G&A being fixed.

S,G&A expense for the six months decreased $14.1 but increased as a percentage of sales to 16.0% from 14.8% in the prior year due to the same combination of factors that impacted the second quarter.

FACILITIES REALIGNMENT COSTS. The global market for piece goods and apparel production has changed significantly in favor of sourcing piece goods and finished product out of the Far East. At the same time, the downturn in the economy and consumer confidence has resulted in a prolonged period of weak consumer and retail demand which, in turn, has resulted in some excess capacity in the Company's warehousing and distribution network. As a result, management has analyzed its sourcing and distribution infrastructure along with other structural issues and is implementing actions to align the Company to reflect the new business environment. As a result of this study, the Company decided to implement realignment actions, which will impact fiscal 2002 earnings by approximately $15.0 before tax (approximately $9.7 after tax, or $0.39 per share).

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------

During the second quarter of 2002 the Company recorded pretax facilities realignment costs of $0.7 in cost of sales. For the six months the Company recorded pretax facilities realignment costs of $9.6 which included $2.4 recorded in cost of sales and $7.2 recorded as a provision for realignment. The remaining expected cost of these actions, approximately $5.4, will be expensed in the remaining quarters of fiscal 2002, primarily in the third quarter, as the related facility closings are announced or as the expenses are incurred. These programs are expected to be completed in 2003. These charges will provide for a reduction of employment by approximately 1,900, primarily in Latin American production and domestic warehousing functions.

AMORTIZATION of intangible assets decreased $1.1 for the quarter ($2.6 for the six months) compared to the prior year as a result of the implementation of FAS 142 and the related cessation of amortization of goodwill. This decrease was partially offset by the amortization of identified intangible assets related to Gerber. Identified intangible assets are amortized over their estimated economic useful lives.

INTEREST EXPENSE for the second quarter was $7.1, down $1.5 from last year due to a $121 reduction in average debt in the second quarter this year compared to the second quarter of 2001. Interest expense for the six months was $13.9, down $5.7 from last year due to the $121 reduction in average debt for the second quarter and a $245 reduction in average debt during the first quarter.

OTHER INCOME in the six months ended July 31, 2001 included $3.4 from the change in accounting for certain inventories from the LIFO to the FIFO method. The change was not considered material to require restatement of prior years' income statements.

INCOME TAXES. The effective tax rate for the second quarter was 34.8%, down from last year's 37.5%. The effective tax rate for the six months was 34.9%, down from last year's 38.8%. The primary factors in this decline are the cessation of the non-deductible goodwill amortization and foreign tax differences associated with the Company's Smart Shirts' overseas operations.

SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the quarter and six months were as follows:

                                         Three months ended July 31,               Six months ended July 31,
                                     ----------------------------------      -----------------------------------
                                       2002        2001         Change         2002         2001         Change
                                     --------    --------       ------       --------    ---------       ------
     Women's Sportswear              $    267    $    331       (19.4%)      $    628    $     813       (22.8%)
     Men's Sportswear                      97          75        29.8%            186          157        18.7%
     Other Soft Goods                      99          95         4.6%            220          240        (8.6%)
                                     --------    --------      --------      --------    ---------      --------
     Total Net Sales                 $    463    $    501        (7.5%)      $  1,034    $   1,210       (14.6%)
                                     ========    ========      ========      ========    =========      ========

Earnings by segment for the quarter (excluding facilities realignment costs in the current year) were as follows:

                                         Three months ended July 31,             as a percentage of net sales
                                     ----------------------------------      -----------------------------------
                                       2002        2001         Change         2002         2001         Change
                                     --------    --------       ------       --------     --------       ------
     Women's Sportswear              $   14.7    $   12.7        16.4%           5.5%         3.8%         1.7%
     Men's Sportswear                     6.3         5.4        16.3%           6.5%         7.3%        (0.8%)
     Other Soft Goods                     3.0         3.4       (11.4%)          3.0%         3.6%        (0.5%)
                                     --------    --------      --------      --------    ---------      --------
     Segment Earnings                $   24.1    $   21.5        12.0%           5.2%         4.3%         0.9%
                                     ========    ========      ========      ========    =========      ========

Earnings by segment for the six months (excluding facilities realignment costs in the current year) were as follows:

                                          Six months ended July 31,              as a percentage of net sales
                                     ---------------------------------       -----------------------------------
                                       2002        2001        Change          2002         2001         Change
                                     --------    --------      ------        --------     --------       ------
     Women's Sportswear              $   44.5    $   54.8      (18.8%)           7.1%         6.7%         0.3%
     Men's Sportswear                    11.7        12.5       (5.9%)           6.3%         8.0%        (1.6%)
     Other Soft Goods                     7.8        17.5      (55.4%)           3.6%         7.3%        (3.7%)
                                     --------    --------     --------       --------    ---------      --------
     Segment Earnings                $   64.0    $   84.8      (24.4%)           6.2%         7.0%        (0.8%)
                                     ========    ========     ========       ========    =========      ========

WOMEN'S SPORTSWEAR sales for the quarter were $267, down $64, or 19% from last year. Sales for the six months were $628, down $185, or 23% from last year. The Company's plan anticipated a decline of this magnitude. Segment earnings increased to 5.5% of sales compared to 3.8% last year for the second quarter and 7.1% of sales compared to 6.7% last year for the six months. In order to understand why the Women's Sportswear business was planned down for the quarter and six months, it's helpful to first address four key issues apart from the unfavorable retail economic climate and look back at what transpired last year during the spring and transitional selling season at both wholesale and retail.

1. Kellwood's core brands enjoyed a strong sell-in during the first quarter of last year. However, the apparel market turned soft and, in hindsight, the stores overbought for spring last year. Consumer demand dropped about April of last year across every channel of distribution and, as a result, retailers were forced to take heavy mid-year markdowns and began to look for ways to either push out deliveries or cancel orders for fall.

In an effort to avoid repeating the same mistake this year, stores cut their open-to-buys for spring 2002 by 15 to 25%. The Company anticipated this would occur during the 2002 planning process and planned its business down for spring of this year.

2. The second major issue impacting business for spring has been a temporary shift in consumer demand for dresses. With all of its brands combined, Kellwood is the largest company in the U.S. dress business. Last year the Company sold nearly $450 in dresses for the year, representing about 30% of our total sportswear volume. The dress category had been very strong in '99 to 2001, about a three-year period, and the Company had benefited from that strength. Beginning in fall of last year, the dress category fell out of favor with the consumer and, as a result, the stores cut their spring 2002 open-to-buy for dresses by about 25%.

3. The third major issue that has temporarily taken its toll on the Women's Sportswear business is also fashion-related. The Company failed to sufficiently update some of our core lines last year, and, as a result, its sell-throughs were below plan, necessitating a considerably higher level of markdowns than the stores had planned, and certainly the Company had planned. As a result, the retailers cut us back for spring 2002. The fashion issue was addressed by bringing in new design and merchandising talent for all of the Company's major brands and the Company is pleased with the performance of its brands at retail this Spring and Summer.

4. The fourth and final issue, which has resulted in lower sales for the quarter, is a combination of the broad-based weaknesses within the department store channel along with a shift in merchandising strategy of some department stores. This issue has resulted in lower sales of our Sag Harbor(R), Koret(R), and a few other moderately priced brands.

MEN'S SPORTSWEAR. Sales of Men's Sportswear in the second quarter were $97, up $22, or 30% from last year. Excluding the sales of Auburn Hosiery, a division of Gerber, sales of the ongoing segments were up 15% from last year. Sales for the six months were $186, up $29, or 19% from last year. Kellwood's Men's Sportswear segment, which is largely private label, consists of two major businesses: Smart Shirts, which principally manufactures and sells private label woven shirts as well as the licensed brand, Nautica(R) dress shirts; and the Menswear business unit which manufactures and sells private label pants and jeans, and Slates(R) sportswear (a brand licensed from Levi).

Smart Shirts sales in the second quarter were 17% ahead of last year. Principal drivers of growth came from providing additional value-added logistical services to key customers along with volume from new customers serviced by a recent acquisition, J.G. Garments, in the Philippines. Unit sales to the rest of Smart Shirts' customers were essentially flat with last year in a down market.

Sales for the Menswear Division in the second quarter were up 8% from last year. In the private label area, year-to-year growth came from a variety of new products and programs. Our Slates(R) brand product has been successfully repositioned to incorporate more fine gauge knits and to be more mainstream.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


OTHER SOFT GOODS sales in the second quarter were $99, up $4, or 5% from the prior year. Gerber Apparel added $13 of sales to the second quarter. Excluding this volume, sales from the two ongoing divisions of Other Soft Goods, Intimate Apparel and Recreation Products were down $9 or 9% from last year. Sales for the six months were $220, down $20, or 9% from the prior year. The drop in sales for the six months was broad based and across nearly every major product category. Sales in the first six months of last year were bolstered by a number of new intimate apparel programs with several specialty stores. Due to weak consumer demand, the specialty stores have canceled the new programs, and it's unlikely that we'll see an opportunity for growth this year in those programs. Recreation products sales in the first half of last year were bolstered by the launching of two new brands of camping products. Sales in the current year were impacted by softness in the camping furniture business and the loss of several private label sleeping bag programs. Segment earnings for the second quarter were down $0.4 to 3.0% of sales compared to 3.6% of sales in the prior year, largely due to the decline in sales.


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

LEVERAGE
--------
Total debt represents 37.5% of capital at July 31, 2002 as compared to 49.8% at July 31, 2001. Two major items contributed to this improvement. Total debt decreased to $322 at the end of July, $125 lower than last year, largely due to improved working capital management. The second factor was the use of stock in the Gerber acquisition, which strengthened the Company's equity position by $68.

WORKING CAPITAL
---------------
The CURRENT RATIO remained 3.0 at July 31, 2002, the same as July 31, 2001.

CASH AND TIME DEPOSITS were $143 at July 31, 2002 compared to $21 last year.

ACCOUNTS RECEIVABLE were $290, or 54 days sales outstanding, as of July 31, 2002, compared to 57 days at July 31, 2001. Excluding the acquisition of Gerber, receivables were $78 or 23% lower than last year on 8% lower sales for the quarter.

INVENTORIES were down $76, or 16%, to $404 as of July 31, 2002. Excluding the acquisition of Gerber, inventories were down $123 or 26% lower than last year.

ACCOUNTS PAYABLE AND ACCRUALS increased by $88 to $274 at the end of the second quarter in spite of the decline in sales and the associated lower purchases of inventory. The Company has been successful in moving contractors from letters of credit to open account.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $6.1 for the six months compared to $8.5 in the comparable period last year.

In April 2002 the Company entered into a transaction with Designs, Inc. (NASDAQ: DESI). Pursuant to this transaction the Company acquired an $11, 5% Subordinated Note and signed a seven-year Sourcing Agreement under which Kellwood will produce men's sportswear, activewear and furnishings for the nationwide chain of Casual Male stores.

DEBT:
On April 30, 2002 the Company executed a $240 three-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (the "2002 Facility"). The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.75% over LIBOR. At July 31, 2002, outstanding short-term loans and letters of credit under the agreement were $0 and $85, respectively. In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350 bank credit facility. This credit facility had been scheduled to terminate on August 31, 2002.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $35 at July 31, 2002. There were no borrowings under these uncommitted lines at July 31, 2002.

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


OUTLOOK AS OF SEPTEMBER 10, 2002
--------------------------------
MANAGEMENT'S OUTLOOK FOR KELLWOOD'S THIRD QUARTER, excluding the impact of Gerber, remains essentially unchanged from our original plan. Sales in the third quarter are expected to be approximately $630 with all of the growth coming from the acquisition of Gerber. Sales of Men's Sportswear are expected to be in the range of $135 to $140, up approximately 24%, with the majority of the growth coming from Auburn Hosiery, a division of Gerber. We expect Other Soft Goods sales to be in the range of $115 to $120, up 33% with all of the growth coming from Gerber Apparel. Women's Sportswear sales are expected to be in the range of $375 to $380, down approximately 6%.

Net earnings and earnings per share for the third quarter, before the previously discussed facilities realignment charge, are forecasted to be approximately $21 to $22, or $.80 to $.85 per share, versus $13.9, or $.61 per diluted share last year. The impact of facilities realignment costs on the third quarter is expected to be approximately $.10 per diluted share.

OUTLOOK FOR THE TOTAL YEAR. For fiscal 2002, which ends January 2003, sales are expected to be in the range of $2.2 billion. Net earnings and earnings per share for fiscal 2002 before the provision for facilities realignment are expected to be in the range of $48 to $50, or $1.95 to $2.00 per share, versus $37.7, or $1.65 per share reported in fiscal 2001 on a diluted basis. This includes the impact of reduced amortization of intangible assets resulting from the implementation of FAS 142, which will increase earnings per share by approximately $.24. The full-year impact on net earnings and earnings per share from the previously announced business and facilities realignment charge remains at $9.7, or $.39 per share.

STOCK OPTION ACCOUNTING
-----------------------
The Company has decided to expense stock options effective in Fiscal 2003, which begins February 1, 2003. Expensing of stock options is not expected to impact earnings significantly, and the expensing will be implemented in accordance with current Generally Accepted Accounting Principles.

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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------


Had FAS 142 been effective for 2001, application of the nonamortization provisions of the Statement would have increased the company's reported diluted earnings per share by approximately $.06 and $.12 for the quarter and six months ended July 31, 2001, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS RELATED TO ACCOUNTING FOR EXIT OR
----------------------------------------------------------------------
DISPOSAL ACTIVITIES.
-------------------
In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt FAS 146 for any disposal activities initiated after December 31, 2002. The Company is currently reviewing the impact of the adoption of FAS 146 on its financial statements.

MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At July 31, 2002, the Company's debt portfolio was composed almost entirely of fixed-rate debt; less than 1% of the outstanding debt was variable-rate. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2002.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $331 at July 31, 2002 which compares to their book value of $319. With respect to the Company's fixed-rate debt outstanding at July 31, 2002, a 10% increase in interest rates would have resulted in approximately a $14 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $15 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


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

    o    the impact of economic changes, such as:
         o    the overall level of consumer spending for apparel,
         o    national and regional economic conditions,
         o    inflation or deflation,
         o    currency exchange fluctuations,
         o    changes in interest rates and other capital market conditions;

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

                         PART II. OTHER INFORMATION
                         --------------------------
                              KELLWOOD COMPANY
                              ----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

On May 30, 2002 Kellwood held its Annual Meeting of Shareowners. Reference is made to Form 10-Q for the quarter ended April 30, 2002, SEC File No. 1-7340.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.       Description
         -------------       -----------
              99.1           Certification pursuant to 18 U.S.C. Section 1350,
                             as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

    b)   REPORTS ON FORM 8-K:

         The following reports were filed on Form 8-K during the three months ended July 31, 2002:

         Current Report on Form 8-K dated May 15, 2002, reporting under Item 2 the Company's acquisition of Gerber Childrenswear, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY


September 12, 2002           /s/ Thomas H. Pollihan
                             ----------------------
                             Thomas H. Pollihan
                             Senior Vice President, Secretary and
                             General Counsel


September 12, 2002           /s/ W. Lee Capps, III
                             ---------------------
                             W. Lee Capps, III
                             Senior Vice President Finance and
                             Chief Financial Officer
                             (Principal Financial Officer)


September 12, 2002           /s/ Lawrence E. Hummel
                             ----------------------
                             Lawrence E. Hummel
                             Vice President Controller
                             (Principal Accounting Officer)

CERTIFICATIONS


I, Hal J. Upbin, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended July 31, 2002, of Kellwood Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date:  September 12, 2002


                              /s/ HAL J. UPBIN
                              --------------------------
                              Hal J. Upbin
                              Chief Executive Officer



I, W. Lee Capps, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended July 31, 2002, of Kellwood Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.


Date:  September 12, 2002


                              /s/ W. LEE CAPPS, III
                              --------------------------
                              W. Lee Capps, III
                              Chief Financial Officer