Form 10-Q
period 2002-10-31
KELLWOOD CO
filed 2002-12-09
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2002

                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -----------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               DELAWARE                                36-2472410
--------------------------------------      --------------------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                 63178
---------------------------------------------------               ----------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                   ---     ---

Number of shares of common stock, par value $.01, outstanding at October 31, 2002 (only one class): 25,564,920.
                       ----------

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----


                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

            Condensed Consolidated Balance Sheet                         3

            Condensed Consolidated Statement of Earnings                 4

            Condensed Consolidated Statement of Cash Flows               5

            Notes to Condensed Consolidated Financial
              Statements                                               6-9

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations          10-17


PART II.    OTHER INFORMATION                                        18-21

                                         PART I. FINANCIAL INFORMATION
                                         -----------------------------

                                       KELLWOOD COMPANY AND SUBSIDIARIES
                                       ---------------------------------
                                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                ------------------------------------------------
                                             (Amounts in thousands)

                                                                      October 31,
                                                           ---------------------------------       January 31,
                                                                2002               2001               2002
                                                           --------------     --------------     --------------
ASSETS
------
Current assets:
    Cash and time deposits                                 $      182,557     $       46,245     $       69,239
    Receivables, net                                              345,240            359,192            318,931
    Inventories                                                   344,019            359,868            363,486
    Prepaid taxes and expenses                                     43,344             30,437             31,325
                                                           --------------     --------------     --------------
         Total current assets                                     915,160            795,742            782,981

Property, plant and equipment, net                                108,017            109,409            108,938

Intangible assets, net                                             60,639             38,882             40,469

Goodwill                                                           99,608             77,565             76,077

Other assets                                                       47,042             36,897             35,959
                                                           --------------     --------------     --------------

Total assets                                               $    1,230,466     $    1,058,495     $    1,044,424
                                                           ==============     ==============     ==============


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                      $       17,594     $        9,059     $       18,811
    Notes payable                                                     246             25,315              7,612
    Accounts payable                                              175,157            109,334            137,908
    Accrued expenses                                              122,782             92,902             78,822
                                                           --------------     --------------     --------------
         Total current liabilities                                315,779            236,610            243,153

Long-term debt                                                    300,742            320,875            307,869

Deferred income taxes and other                                    59,465             40,334             36,703

Shareowners' equity:
    Common stock                                                  214,550            169,499            173,010
    Retained earnings                                             451,875            436,568            429,767
    Accumulated other comprehensive income / (loss)               (11,204)           (11,713)           (11,878)
                                                           --------------     --------------     --------------
                                                                  655,221            594,354            590,899
    Less treasury stock, at cost                                 (100,741)          (133,678)          (134,200)
                                                           --------------     --------------     --------------
         Total shareowners' equity                                554,480            460,676            456,699
                                                           --------------     --------------     --------------

Total liabilities and shareowners' equity                  $    1,230,466     $    1,058,495     $    1,044,424
                                                           ==============     ==============     ==============




See notes to condensed consolidated financial statements.

                                           KELLWOOD COMPANY AND SUBSIDIARIES
                                           ---------------------------------
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                --------------------------------------------------------
                                      (Amounts in thousands except per share data)


                                                          Three Months Ended                   Nine Months Ended
                                                              October 31,                         October 31,
                                                   --------------------------------    --------------------------------
                                                        2002              2001              2002              2001
                                                   --------------    --------------    --------------    --------------
Net sales                                          $      633,394    $      601,400    $    1,667,420    $    1,811,769

Costs and expenses:
    Cost of products sold                                 494,801           483,764         1,322,547         1,447,719
    Selling, general and
      administrative expenses                              93,919            84,895           259,103           264,181
    Provision for realignment                               3,115                 -            10,359                 -
    Amortization of intangible assets                       1,943             2,535             3,998             7,251
    Interest expense                                        7,564             8,195            21,475            27,765
    Interest income and other, net                           (443)             (820)           (1,730)           (2,022)
                                                   --------------    --------------     -------------      ------------

Earnings before income taxes                               32,495            22,831            51,668            66,875

Income taxes                                               11,400             8,900            18,100            26,000
                                                   --------------    --------------     -------------      ------------

Net earnings                                       $       21,095    $       13,931     $      33,568      $     40,875
                                                   ==============    ==============     =============      ============




Weighted average shares outstanding:

    Basic                                                  25,563            22,745            24,234            22,730
                                                   ==============    ==============     =============      ============

    Diluted                                                25,761            22,885            24,546            22,889
                                                   ==============    ==============     =============      ============


Earnings per share:

    Basic                                          $          .83    $          .61     $        1.39      $       1.80
                                                   ==============    ==============     =============      ============

    Diluted                                        $          .82    $          .61     $        1.37      $       1.79
                                                   ==============    ==============     =============      ============


Dividends paid per share                           $          .16    $          .16     $         .48      $        .48
                                                   ==============    ==============     =============      ============




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


                                                                                              Nine months ended
                                                                                                 October 31,
                                                                                     ----------------------------------
                                                                                          2002                2001
                                                                                     -------------       --------------
OPERATING ACTIVITIES:

Net earnings                                                                         $      33,568       $      40,875

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                       24,656              24,239
        Non-cash and accrued realignment costs                                               6,889                   -
        Deferred income taxes and other                                                      8,518               9,766

Changes in working capital:
        Receivables, net                                                                    (4,157)             10,056
        Inventories                                                                         70,848             142,976
        Prepaid taxes and expenses                                                          (4,900)              3,325
        Accounts payable                                                                    27,322             (45,283)
        Accrued expenses                                                                     9,232                (842)
                                                                                     -------------       -------------
Net cash provided by operating activities                                                  171,976             185,112
                                                                                     -------------       -------------

INVESTING ACTIVITIES:
Additions to fixed assets                                                                   (9,126)            (12,970)
Acquisition, net of cash acquired                                                          (18,075)                  -
Investments                                                                                (11,000)                  -
Net proceeds from termination of Pension Plan                                                    -              61,340
Disposition of fixed assets                                                                  2,658                  74
                                                                                     -------------       -------------
Net cash provided / (used) by investing activities                                         (35,543)             48,444
                                                                                     -------------       -------------

FINANCING ACTIVITIES:
Proceeds from notes payable                                                                 23,098           1,396,724
Reduction of notes payable                                                                 (30,464)         (1,489,111)
Reduction of long-term debt                                                                (10,143)            (95,209)
Dividends paid                                                                             (11,460)            (10,911)
Stock transactions under incentive plans                                                     5,854                 759
                                                                                     -------------       -------------
Net cash (used) by financing activities                                                    (23,115)           (197,748)
                                                                                     -------------       -------------

NET INCREASE IN CASH AND TIME DEPOSITS                                                     113,318              35,808

Cash and time deposits, beginning of period                                                 69,239              10,437
                                                                                     -------------       -------------
Cash and time deposits, end of period                                                $     182,557       $      46,245
                                                                                     =============       =============

Significant non-cash investing and financing activities:
        Issuance of stock for the acquisition of Gerber Childrenswear, Inc.          $      68,185
                                                                                     -------------



See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------------------
                (Dollars in thousands, except per share data)


1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature.

Except for the change in accounting for goodwill and intangible assets as discussed in Note 9, accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for fiscal 2001 (the year ended January 31, 2002). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2001 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


2. GERBER ACQUISITION. On June 25, 2002 the Company completed its acquisition of Gerber Childrenswear, Inc., (Gerber) for approximately $18,000 in cash, net of cash acquired of $51,000, and 2.3 million shares of Kellwood common stock valued at $68,185. This acquisition has been accounted for under the purchase method of accounting. Gerber's hosiery business has been incorporated into the Men's Sportswear Segment, and the children's apparel business has been incorporated into the Other Soft Goods Segment. The Company's unaudited consolidated results of operations for the first nine months, on a pro-forma basis, assuming the Gerber acquisition had occurred at the beginning of fiscal 2002 are: net sales of $1,744,510, net income of $37,157, and diluted earnings per share of $1.44. These pro forma results are not necessarily indicative of the operating results that would have occurred had this acquisition been consummated at the beginning of the year or of future operating results.

In connection with the purchase accounting for the Gerber acquisition, Kellwood is in the process of evaluating the tangible and intangible assets and liabilities acquired. At October 31, 2002, the Company's accounting for the Gerber acquisition was based on preliminary valuation information. In addition, the Company is in the process of evaluating all aspects of the Gerber operations including production facilities, sourcing programs, and product distribution processes. These evaluations may result in adjustments to the purchase accounting including the recorded amount of goodwill.


3. OTHER INCOME. Other income in the nine months ended October 31, 2001 includes $3,419 related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements.


4. INVENTORIES:

                                                     October 31,
                                           -------------------------------       January 31,
                                               2002               2001              2002
                                           -------------     -------------     --------------
Inventories:
      Finished goods                       $     259,791     $     255,287     $      273,037
      Work in process                             39,151            50,706             41,783
      Raw materials                               45,077            53,875             48,666
                                           -------------     -------------     --------------
      Total Inventories                    $     344,019     $     359,868     $      363,486
                                           =============     =============     ==============

5. FACILITIES REALIGNMENT COSTS. The Company has decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments will include the closing of three warehouse operations and five manufacturing facilities and will result in a reduction of employment by approximately 1,900. These actions will impact fiscal 2002 earnings by approximately $15,000 before tax (approximately $9,700 after tax, or $0.39 per share).

During the third quarter, the Company recorded pretax realignment and related costs of $3,383 which included $267 recorded in cost of products sold and $3,115 recorded as a provision for realignment. For the first nine months of 2002 the Company recorded pretax realignment and related costs of $13,000, which included $2,641 recorded in cost of sales and $10,359 recorded as a provision for realignment. During the first nine months of 2002, the Company closed three warehouse operations and one manufacturing facility, resulting in a reduction of employment of approximately 600. These costs include employee severance, vacant facilities costs, and other cash realignment costs including minimum royalties and customer markdowns on a discontinued license agreement. Detail for these costs through October 31, 2002 is as follows:

                                                       Amount            Amount         Remaining
                                                     Provided          Utilized           Accrual
                                                -------------     -------------     -------------
    Employee severance                          $       3,069     $       1,455     $       1,614
    Vacant facilities costs                             2,837               873             1,964
    Other cash realignment costs                        1,620             1,495               125
                                                -------------     -------------     -------------
    Total realignment, excluding non-cash               7,526     $       3,823     $       3,703
    Asset impairments                                   5,474     =============     =============
                                                -------------
    Total realignment costs                     $      13,000
                                                =============

The remaining expected cost of these actions, approximately $2,000, will be expensed during the fourth quarter, as the related facility closings are announced or as the expenses are incurred. These programs are expected to be completed in 2003.

6. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (the "2002 Facility"). The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.75% over LIBOR. At October 31, 2002 there were no outstanding short-term loans under the agreement. Letters of credit outstanding were $107,473.

In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350,000 bank credit facility. This credit facility had been scheduled to terminate on August 31, 2002.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $15,000 at October 31, 2002. There were no borrowings under these uncommitted lines at October 31, 2002.

7. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                                 Three months ended October 31,     Nine months ended October 31,
                                                -------------------------------     -----------------------------
                                                     2002              2001              2002            2001
                                                -------------     -------------     -------------   -------------
Net earnings                                    $      21,095     $      13,931     $      33,568   $      40,875

Other comprehensive income:
    Currency translation adjustment                      (630)             (352)             (712)         (1,101)
    Unrecognized gain/(loss) on derivatives               155              (115)               38             (40)
                                                -------------     -------------     -------------   -------------

    Total comprehensive income                  $      20,620     $      13,464     $      32,894   $      39,734
                                                =============     =============     =============   =============


8. STOCK OPTION PLANS. On March 8, 2002 the Company granted nonqualified stock options to certain officers and other key employees for 676,875 shares of common stock at an exercise price of $25.50, which was equal to the market value of the shares on the grant date. The options expire 10 years after grant and are exercisable in cumulative installments usually over a 5-year period.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
               (Dollars in thousands, except per share data)

9. GOODWILL AND INTANGIBLE ASSETS. In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the new Statements. Other intangible assets continue to be amortized over their estimated useful lives.

The Company applied these new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                 Three months ended October 31,     Nine months ended October 31,
                                                -------------------------------     -----------------------------
                                                     2002              2001              2002            2001
                                                -------------     -------------     -------------   -------------
Net earnings:
    As reported                                                   $      13,931                     $      40,875
    Goodwill amortization                                                 1,376                             4,128
                                                                  -------------                     -------------
    Adjusted net earnings                       $      21,095     $      15,307     $      33,568   $      45,003
                                                =============     =============     =============   =============

Diluted earnings per share:
    As reported                                                   $         .61                     $        1.79
    Goodwill amortization                                                   .06                               .18
                                                                  -------------                     -------------
    Adjusted diluted earnings per share         $         .82     $         .67     $        1.37   $        1.97
                                                =============     =============     =============   =============

During the first quarter of 2002 the Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as recorded on February 1, 2002. Based on an evaluation of discounted cash flows and multiple analyses of the Company's reporting units, no impairment resulted from the initial application of the Statements.

During the quarter ended October 31, 2002 the Company recorded goodwill of $23,531 resulting from the acquisition of Gerber. Goodwill balances and changes therein since January 31, 2002 by segment are as follows:

                                                   Women's              Other
                                                Sportswear         Soft Goods              Total
                                              ------------       ------------       ------------
    Balance as of January 31, 2002            $     63,425       $     12,652       $     76,077
    Acquisition of Gerber                                -             23,531             23,531
                                              ------------       ------------       ------------
    Balance as of October 31, 2002            $     63,425       $     36,183       $     99,608
                                              ============       ============       ============

Identifiable intangible assets as of October 31, 2002 include:

                                                        Gross       Accumulated               Net
                                                       Amount      Amortization        Book Value
                                                -------------     -------------     -------------
    Customer Base                               $      34,394     $       7,478     $      26,916
    Trademarks                                         20,584             3,235            17,349
    License Agreements                                 14,531             1,524            13,007
    Other                                              11,536             8,169             3,367
                                                -------------     -------------     -------------
    Total intangibles                           $      81,045     $      20,406     $      60,639
                                                =============     =============     =============

Amortization of intangible assets was $1,943 for the quarter ended October 31, 2002 and $3,998 for the nine months ended October 31, 2002. Amortization expense, including Gerber but excluding any future acquisitions, for the years 2002 to 2006 is estimated to be approximately $7,500 per year.

The amortizable intangible assets have a weighted average estimated remaining life of approximately 13 years. Estimated identifiable intangible assets related to the acquisition of Gerber of $26,220 have been classified as Customer Base (19%), Trademarks (32%), and License Agreements (49%) with an expected weighted average life of 15 years based on an independent appraisal. Additional adjustments to the purchase price and related allocation may occur during the one-year period following the acquisition date.

10. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the quarter and nine months ended October 31, 2002 as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                 Three months ended October 31,     Nine months ended October 31,
                                                -------------------------------     -----------------------------
                                                     2002              2001              2002            2001
                                                -------------     -------------     -------------   -------------
Net Sales:
    Women's Sportswear                          $     393,975     $     403,432     $   1,022,191   $   1,216,680
    Men's Sportswear                                  123,420           109,890           309,592         266,791
    Other Soft Goods                                  115,999            88,078           335,637         328,298
                                                -------------     -------------     -------------   -------------
    Kellwood net sales                          $     633,394     $     601,400     $   1,667,420   $   1,811,769
                                                =============     =============     =============   =============

Segment earnings*:
    Women's Sportswear                          $      40,395     $      27,431     $      84,476   $      82,187
    Men's Sportswear                                   11,579            12,815            22,897          25,300
    Other Soft Goods                                    4,683             1,952            10,948          19,466
                                                -------------     -------------     -------------   -------------
    Total segments                                     56,657            42,198           118,321         126,953
    Amortization of Intangibles                        (1,943)           (2,535)           (3,998)         (7,251)
    Interest expense                                   (7,564)           (8,195)          (21,475)        (27,765)
    Provision for realignment **                       (3,115)                -           (10,359)              -
    General corporate and other                       (11,540)           (8,637)          (30,821)        (25,062)
                                                -------------     -------------     -------------   -------------
    Earnings before income taxes                $      32,495     $      22,831     $      51,668   $      66,875
                                                =============     =============     =============   =============

Net Assets at quarter-end:
    Women's Sportswear                          $     384,112     $     504,041
    Men's Sportswear                                  157,478           137,819
    Other Soft Goods                                  174,238           171,556
    Corporate and other                               157,234             2,508
                                                -------------     -------------
    Kellwood total                              $     873,062     $     815,924
                                                =============     =============

* - Realignment costs included in segment earnings above:
    Women's Sportswear                          $         163                       $         565
    Men's Sportswear                                     (123)                                305
    Other Soft Goods                                      227                               1,771
                                                -------------                       -------------
    Total segments                              $         267                       $       2,641
                                                -------------                       -------------


** - The provision for realignment relates to the segments as follows:
    Women's Sportswear                          $         276                       $       4,331
    Men's Sportswear                                     (196)                              1,583
    Other Soft Goods                                    3,035                               4,445
                                                -------------                       -------------
      Total                                     $       3,115                       $      10,359
                                                -------------                       -------------

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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
         RESULTS OF OPERATIONS - $ IN MILLIONS EXCEPT PER SHARE DATA
         -----------------------------------------------------------


OPERATING RESULTS
-----------------
Sales for the third quarter were $633, up $32, or 5%, from last year. Net earnings were $21.1, or $.82 per share compared to $13.9, or $.61 per share last year on a diluted basis. Included in net earnings for the current quarter are earnings from the acquisition of Gerber Childrenswear, Inc. The earnings were offset with costs of $3.4 before-tax, or $2.2 after-tax ($.08 per share) in business and facilities realignment costs (facilities realignment costs). This represents the continuation of the previously announced $15 pretax facility realignment program. Excluding the third quarter facilities realignment costs, net earnings for the quarter were $23.3, or $.90 per share.

Sales in the first nine months were $1,667, down $144, or 8% from the prior year. Net earnings were $33.6, or $1.37 per share compared to $40.9, or $1.79 per share last year on a diluted basis. Included in net earnings for the first nine months is $13.0 before-tax, or $8.5 after-tax ($.35 per share) in facilities realignment costs. Excluding the first nine months facilities realignment costs, net earnings were $42.1, or $1.72 per share.

GERBER ACQUISITION. On June 25, 2002 the Company completed its acquisition of Gerber Childrenswear, Inc., (Gerber) for approximately $18 in cash, net of cash acquired of $51, and 2.3 million shares of Kellwood common stock valued at $68. This acquisition has been accounted for under the purchase method of accounting. Gerber's hosiery business will be included in the Men's Sportswear Segment, and the children's apparel business will be included in the Other Soft Goods Segment.

In connection with the purchase accounting for the Gerber acquisition, Kellwood is in the process of evaluating the tangible and intangible assets and liabilities acquired. At October 31, 2002, the Company's accounting for the Gerber acquisition was based on preliminary valuation information. In addition, the Company is in the process of evaluating all aspects of the Gerber operations including production facilities, sourcing programs, and product distribution processes. These evaluations may result in adjustments to the purchase accounting including the recorded amount of goodwill.

SEASONALITY: Kellwood's businesses are quite seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the quarter ended October 31 have historically been higher than for the other quarters of the fiscal year. In recent years, the October quarter's results have represented approximately 28% of the year's sales and 42% of net earnings before unusual items and facilities realignment costs.

FACILITIES REALIGNMENT COSTS. The global market for piece goods and apparel production has changed significantly in favor of sourcing piece goods and finished product out of the Far East. At the same time, the downturn in the economy and consumer confidence has resulted in a prolonged period of weak consumer and retail demand which, in turn, has resulted in some excess capacity in the Company's warehousing and distribution network. As a result, management has analyzed its sourcing and distribution infrastructure along with other structural issues and is implementing actions to align the Company to reflect the new business environment. As a result of this analysis, the Company decided to implement realignment actions, which will impact fiscal 2002 earnings by approximately $15.0 before tax (approximately $9.7 after tax, or $0.39 per share).

During the third quarter, the Company recorded pretax realignment and related costs of $3.4 which included $0.3 recorded in cost of sales and $3.1 recorded as a provision for realignment. For the first nine months of 2002 the Company recorded pretax realignment and related costs of $13.0, which included $2.6 recorded in cost of sales and $10.4 recorded as a provision for realignment. The remaining expected cost of these actions, approximately $2.0, will be expensed in the fourth quarter of 2002 as the related facility closings are announced or as the expenses are incurred. These programs are expected to be completed in 2003. These charges will provide for a reduction of employment by approximately 1,900, primarily in Latin American production and domestic warehousing functions.

SUMMARIZED FINANCIAL DATA for the quarter and nine months ended October 31, 2002 and 2001, including facilities realignment costs, are as follows (percentages are calculated based on actual data; columns may not add due to rounding):

                                           Three months ended October 31,             Nine months ended October 31,
                                        -----------------------------------       ------------------------------------
                                         2002(1)        2001         Change        2002(1)        2001          Change
                                        ---------    ---------       ------       ---------    ---------        ------
     Net Sales                          $     633    $     601         5.3%       $   1,667    $   1,812         -8.0%
     Cost of products sold                    495          484         2.3%           1,323        1,448         -8.6%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Gross Profit                             139          118        17.8%             345          364         -5.3%
     S,G&A                                     94           85        10.6%             259          264         -1.9%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Operating earnings                        45           33        36.4%              86          100        -14.1%
     Provision for realignment                  3            -            -              10            -            nm
     Amortization of intangibles                2            3       -23.4%               4            7        -44.9%
     Interest expense                           8            8        -7.7%              21           28        -22.7%
     Interest (income) & other, net(2)         (0)          (1)          nm              (2)          (2)       -14.4%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Earnings before tax                       32           23        42.3%              52           67        -22.7%
     Income taxes                              11            9        28.1%              18           26        -30.4%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Net earnings                       $      21    $      14        51.4%       $      34    $      41        -17.9%
                                        =========    =========    =========       =========    =========     =========
     Effective tax rate                     35.1%        39.0%        -3.9%           35.0%        38.9%         -3.9%
     Average diluted shares                  25.8         22.9        12.6%            24.5         22.9          7.2%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Diluted Earnings per Share         $     .82    $     .61        34.5%       $    1.37    $    1.79        -23.4%
                                        ---------    ---------    ---------       ---------    ---------     ---------

(1) - Impact of facilities realignment costs included in data above:
     Cost of products sold              $      .3            -            -       $     2.6            -             -
     Provision for realignment                3.1            -            -            10.4            -             -
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Earnings before tax                      3.4            -            -            13.0            -             -
     Income taxes                             1.2            -            -             4.5            -             -
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Net earnings                       $     2.2            -            -       $     8.5            -             -
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Diluted Earnings per Share         $     .08                                 $     .35
                                        ---------                                 ---------

(2) - Including LIFO credit of $3.4 in the three months ended April 30, 2001.

                                           Three months ended October 31,             Nine months ended October 31,
                                        -----------------------------------       ------------------------------------
As a percentage of net sales:              2002         2001         Change          2002         2001          Change
-----------------------------           ---------    ---------       ------       ---------    ---------        ------
     Net Sales                             100.0%       100.0%            -          100.0%       100.0%             -
     Cost of products sold                  78.1%        80.4%        -2.3%           79.3%        79.9%         -0.6%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Gross Profit                           21.9%        19.6%         2.3%           20.7%        20.1%          0.6%
     S,G&A                                  14.8%        14.1%         0.7%           15.5%        14.6%          1.0%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Operating earnings                      7.1%         5.4%         1.6%            5.1%         5.5%         -0.4%
     Provision for realignment               0.5%            -         0.5%            0.6%            -          0.6%
     Amortization of intangibles             0.3%         0.4%        -0.1%            0.2%         0.4%         -0.2%
     Interest expense                        1.2%         1.4%        -0.2%            1.3%         1.5%         -0.2%
     Interest (income) & other, net         -0.1%        -0.1%         0.1%           -0.1%        -0.1%          0.0%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Earnings before tax                     5.1%         3.8%         1.3%            3.1%         3.7%         -0.6%
     Income taxes                            1.8%         1.5%         0.3%            1.1%         1.4%         -0.3%
                                        ---------    ---------    ---------       ---------    ---------     ---------
     Net earnings                            3.3%         2.3%         1.0%            2.0%         2.3%         -0.2%
                                        =========    =========    =========       =========    =========     =========

SALES. Sales for the third quarter were up 5% from the comparable period last year due to the acquisition of Gerber. Excluding the acquisition, sales for the quarter were down in essentially every channel of distribution except the discount channel, reflecting the preference of the consumer for value-priced apparel.

GROSS PROFIT for the third quarter was $139, up $21 from $118 last year. Gross profit as a percentage of sales was 21.9%, up 2.3% from 19.6% last year. Excluding the acquisition of Gerber and $0.3 of realignment cost included in cost of sales, gross profit was $129.5, $11.8 or 10% higher than last year on 2% lower sales. The gross margin rate improved due to lower marketing allowances and inventory markdowns and lower cost sourcing.

Gross profit for the nine months as a percentage of sales increased 0.6% to 20.7% from 20.1% in the prior year. The year -to-year improvement is due to lower marketing allowances and inventory markdowns and lower cost sourcing, partially offset by facilities realignment costs included in cost of sales of $2.6.

S,G&A EXPENSE for the third quarter was $93.9, or 14.8% of sales vs. 14.1% of sales last year. Excluding Gerber, S,G&A expenses were $3 higher than last year. The increase is primarily due to increases at Smart Shirts for the growth in the business, increased customer claims, air freight due to the dock strike, additional customer services and new business start-ups.

S,G&A expense for the nine months decreased $5 but increased as a percentage of sales to 15.5% from 14.6% in the prior year due to the reduction in nine months sales and a significant portion of S,G&A being fixed.

AMORTIZATION of intangible assets decreased $0.6 for the quarter ($3.2 for the nine months) compared to the prior year as a result of the implementation of FAS 142 and the related cessation of amortization of goodwill. This decrease was partially offset by the amortization of identified intangible assets related to Gerber. Identified intangible assets are amortized over their estimated economic useful lives.

INTEREST EXPENSE for the third quarter was $7.6, down $0.6 from last year. The Company had no bank borrowings during what is normally the seasonal peak borrowing period of August, September and October 2002. Interest expense for the nine months was $21.5, down $6.3 from last year due to the reduction in bank borrowings.

OTHER INCOME in the nine months ended October 31, 2001 included $3.4 from the change in accounting for certain inventories from the LIFO to the FIFO method. The change was not considered material to require restatement of prior years' income statements.

INCOME TAXES. The effective tax rate for the third quarter was 35.1%, down from last year's 39.0%. The effective tax rate for the nine months was 35.0%, down from last year's 38.9%. The primary factors in this decline are the cessation of the non-deductible goodwill amortization and foreign tax differences associated with the Company's Smart Shirts overseas operations.

SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the quarter and nine months were as follows:

                                      Three months ended October 31,          Nine months ended October 31,
                                     --------------------------------       --------------------------------
                                       2002        2001        Change         2002        2001        Change
                                     --------    --------      ------       --------    --------      ------
     Women's Sportswear              $    394    $    403       (2.3%)      $  1,022    $  1,217      (16.0%)
     Men's Sportswear                     123         110       12.3%            310         267       16.0%
     Other Soft Goods                     116          88       31.7%            336         328        2.2%
                                     --------    --------    --------       --------    --------    --------
     Total Net Sales                 $    633    $    601        5.3%       $  1,667    $  1,812       (8.0%)
                                     ========    ========    ========       ========    ========    ========

Earnings by segment for the quarter (excluding facilities realignment costs in the current year) were as follows:

                                      Three months ended October 31,          as a percentage of net sales
                                     --------------------------------       --------------------------------
                                       2002        2001        Change         2002        2001        Change
                                     --------    --------      ------       --------    --------      ------
     Women's Sportswear              $   40.6    $   27.4       47.9%          10.3%        6.8%        3.5%
     Men's Sportswear                    11.5        12.8      (10.6%)          9.3%       11.7%       (2.4%)
     Other Soft Goods                     4.9         2.0      151.5%           4.2%        2.2%        2.0%
                                     --------    --------    --------       --------    --------    --------
     Segment Earnings                $   56.9    $   42.2       34.9%           9.0%        7.0%        2.0%
                                     ========    ========    ========       ========    ========    ========

Earnings by segment for the nine months (excluding facilities realignment costs in the current year) were as follows:

                                       Nine months ended October 31,          as a percentage of net sales
                                     --------------------------------       --------------------------------
                                       2002        2001        Change         2002        2001        Change
                                     --------    --------      ------       --------    --------      ------
     Women's Sportswear              $   85.0    $   82.2        3.5%           8.3%        6.8%        1.6%
     Men's Sportswear                    23.2        25.3       (8.3%)          7.5%        9.5%       (2.0%)
     Other Soft Goods                    12.7        19.5      (34.7%)          3.8%        5.9%       (2.1%)
                                     --------    --------    --------       --------    --------    --------
     Segment Earnings                $  121.0    $  127.0       (4.7%)          7.3%        7.0%        0.2%
                                     ========    ========    ========       ========    ========    ========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------

WOMEN'S SPORTSWEAR sales for the quarter were $394, down $9, or 2% from last year. Sales for the nine months were $1,022, down $195, or 16% from last year. The Women's Sportswear business was planned down from last year, and through the first nine months actual results have exceeded plan. Segment earnings increased to 10.3% of sales compared to 6.8% last year for the third quarter and 8.3% of sales compared to 6.8% last year for the nine months. Several factors contributed to the year-to-year drop in sales. The dress category has been cyclically weak this year. The stores reduced their dress open-to-buy by 25% for the Spring and Fall selling seasons. This fashion trend hurt our volume this year. Sales of dresses in the third quarter were down $11 or 12%. We saw this trend developing last year and took the appropriate steps to reduce inventory commitments and overhead. With fewer dresses on the selling floor, the retailers have cut back on the number of vendors they use, and as a result we have been able to increase market share. Finally, the sell through rates on the selling floor on fewer units have been very good this year so we are hopeful that the stores will plan some growth in dress open-to-buy next year. The second major reason for the year-to-year drop in volume is lower sales to one of the Company's department store customers due to the combination of a weak market and a change in the customer's merchandising strategy. In order to provide the department stores with product and brand differentiation, we recently announced the licensing of the IZOD(R) brand. We will begin shipping the new line to better department stores for Holiday 2003. Finally, we made the decision to eliminate several Women's Sportswear brands that provided $4 of volume in the third quarter of last year.

Women's Sportswear segment earnings for the third quarter, before the facilities realignment provision, were $40.6 or 10.3% of net sales, up $13.2 from last year and improved as a percent of sales by 3.5 percentage points. The improvement in earnings, despite a $9 or 2% drop in sales, came largely from a three-percentage point improvement in gross margin and a $3 or 6% reduction in S,G&A expense. The gross margin rate improved due to lower marketing allowances and inventory markdowns and lower cost sourcing. Facilities realignment costs reduced the gross profit and operating earnings by $0.2.

MEN'S SPORTSWEAR sales in the third quarter were $123, up $14, or 12% from last year. Excluding the sales of Auburn Hosiery, a division of Gerber, sales of the ongoing segments were essentially flat. Sales for the nine months were $310, up $43, or 16% from last year. Kellwood's Men's Sportswear segment, which is largely private label, consists of three major businesses:
Smart Shirts, which principally manufactures and sells private label woven shirts as well as the licensed brand, Nautica(R) dress shirts; Menswear which manufactures and sells private label pants and jeans, and Slates(R) sportswear (a brand licensed from Levi); and Gerber Hosiery.

Smart Shirts' sales in the third quarter increased by only $1 or 1% from last year due to the timing of customer release dates which moved certain deliveries from the third quarter and the West Coast dock strike that resulted in $7 of volume moving out of the third quarter and into the fourth quarter. Sales for the Menswear division in the third quarter were up $1.9 or 8% from last year. The year-to-year growth in a very weak market would have been even greater were it not for deciding to withdraw from the outerwear and rainwear businesses. The acquisition of Gerber Hosiery was on June 25, 2002 and contributed $11 of sales in the third quarter.

Men's Sportswear segment earnings for the third quarter, before the facilities realignment provision, were $11.5 or 9.3% of net sales, down $0.7 from last year and down, as a percent of sales, 2.4 percentage points. The decrease in earnings resulted primarily from the use of airfreight and the potential for increased customer claims resulting from the West Coast dock strike, and costs associated with the start up and expansion of new businesses.

OTHER SOFT GOODS sales in the third quarter were $116, up $28, or 32% from the prior year primarily due to the acquisition of Gerber. Sales from the two ongoing divisions of Other Soft Goods, Intimate Apparel and Recreation Products were down $6 or 10.6%, and $1 or 2.4%, respectively, from last year. Segment sales for the nine months were $336, up $8, or 2.2% from the prior year. The year-to-year drop in Intimate Apparel sales was consistent with the decline in the overall market. Segment earnings for the third quarter, before the facilities realignment provision, were up $2.9 to 4.2% of sales compared to 2.2% of sales in the prior year, largely due to the acquisition of Gerber.

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

LEVERAGE
--------
Total debt represents 36.5% of capital at October 31, 2002 as compared to 43.5% at October 31, 2001. Two major items contributed to this improvement. Working capital is down $153 from last year. Because of the improvements in the Company's working capital usage, there have been no bank borrowings for the last nine months. The second factor was the use of stock in the Gerber acquisition, which strengthened the Company's equity position by $68.

WORKING CAPITAL
---------------
The CURRENT RATIO was 2.9 at October 31, 2002, down from 3.4 at October 31,
2001.

CASH AND TIME DEPOSITS were $183 at October 31, 2002 compared to $46 last year. The increase in cash and time deposits resulted from the Company's strong operating cash flow and working capital reductions.

ACCOUNTS RECEIVABLE were $345, or 53 days sales outstanding, as of October 31, 2002, compared to 60 days at October 31, 2001. Excluding the acquisition of Gerber, receivables were $37 or 10% lower than last year on 2% lower sales for the quarter.

INVENTORIES were $344 as of October 31, 2002, down $16 from the prior year. Excluding the acquisition of Gerber, inventories were down $59 or 16% lower than last year.

ACCOUNTS PAYABLE AND ACCRUALS increased by $96 to $298 at the end of the third quarter in spite of the decline in sales and the associated lower purchases of inventory. This reflects the Company's success in moving contractors from letters of credit to open account.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $9.1 for the nine months compared to $13.0 in the comparable period last year.

In April 2002 the Company entered into a transaction with Casual Male Retail Group, Inc. (NASDAQ: CMRG). Pursuant to this transaction the Company acquired an $11.0 Subordinated Note and signed a seven-year Sourcing Agreement under which Kellwood will produce men's sportswear, activewear and furnishings for the nationwide chain of Casual Male stores.

DEBT:
On April 30, 2002 the Company executed a $240 three-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (the "2002 Facility"). The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.75% over LIBOR. At October 31, 2002 there were no outstanding short term loans under the agreement. Letters of credit outstanding were $107. In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350 bank credit facility. This credit facility had been scheduled to terminate on August 31, 2002.

The Company maintains informal, uncommitted lines of credit with several banks, which totaled $15 at October 31, 2002. There were no borrowings under these uncommitted lines at October 31, 2002.

ACQUISITIONS:
In addition to the Gerber transaction described above, the Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. Management believes that the combined operating, cash and equity position and credit facilities of the Company will continue to provide the capital flexibility necessary to meet existing obligations and fund future opportunities.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS - $ in MILLIONS (continued)
            -----------------------------------------------------

OUTLOOK AS OF DECEMBER 6, 2002
------------------------------
MANAGEMENT'S OUTLOOK FOR KELLWOOD'S FOURTH QUARTER expects sales to be approximately $540, versus $470 last year with approximately one half of the growth coming from several new marketing initiatives, and one half from the acquisition of Gerber.

Net earnings and earnings per share for the fourth quarter, before the previously discussed facilities realignment charge, are forecasted to be approximately $8 to $9, or $.30 to $.35 per share, versus a loss of ($3.1), or ($.14) per diluted share last year. The impact of facilities realignment costs on the fourth quarter is expected to be approximately $.04 per diluted share.

OUTLOOK FOR THE TOTAL YEAR. For fiscal 2002, which ends January 2003, sales are expected to be in the range of $2.2 billion. Net earnings and earnings per share for fiscal 2002, before the provision for facilities realignment, are expected to be in the range of $50 to $51, or $2.00 to $2.05 per share, versus $37.7, or $1.65 per share reported in fiscal 2001 on a diluted basis. Net earnings are expected to increase due to a 1.1% improvement in gross margins, partially offset by a 0.7% increase in S,G&A, primarily as a result of the Gerber acquisition. Additionally, interest expense had declined significantly year over year due to improved working capital management. The impact of reduced amortization of intangible assets resulting from the implementation of FAS 142 will also increase earnings per share by approximately $.24. The full-year impact on net earnings and earnings per share from the previously announced business and facilities realignment charge remains at $9.7, or $.39 per share.

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

Had FAS 142 been effective for 2001, application of the nonamortization provisions of the Statement would have increased the company's reported diluted earnings per share by approximately $.06 and $.18 for the quarter and nine months ended October 31, 2001, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS RELATED TO ACCOUNTING FOR EXIT OR
----------------------------------------------------------------------
DISPOSAL ACTIVITIES
-------------------
In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

FAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt FAS 146 for any disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a material impact on its financial statements, but it may change the period in which future restructuring provisions are recorded.


MARKET RISK DISCLOSURES - INTEREST RATE RISK; FAIR VALUE DISCLOSURE
-------------------------------------------------------------------
At October 31, 2002, the Company's debt portfolio was composed almost entirely of fixed-rate debt; less than 1% of the outstanding debt was variable-rate. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2002.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $332 at October 31, 2002 which compares to their book value of $306. With respect to the Company's fixed-rate debt outstanding at October 31, 2002, a 10% increase in interest rates would have resulted in approximately a $13 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $14 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


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

     o reoccurrence of the West Coast dock strike or other disruptions to transportation systems used by the Company or its suppliers;

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

The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Quarterly Report including without limitation, the statements under "Financial Review" and "Outlook", are also forward-looking statements.

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

CONTROLS AND PROCEDURES
-----------------------

Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.            Description
         -------------            -----------
                99.1              Certification Pursuant to 18 U.S.C.
                                  Section 1350, as adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of
                                  2002, filed herewith.

    b)   REPORTS ON FORM 8-K:

         The following reports were filed on Form 8-K during the three months ended October 31, 2002:

         Current Report on Form 8-K dated August 29, 2002

         Current Report on Form 8-K/A dated September 9, 2002




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY

December 9, 2002                  /s/ Thomas H. Pollihan
                                  ----------------------
                                  Thomas H. Pollihan
                                  Senior Vice President, Secretary and General Counsel


December 9, 2002                  /s/ W. Lee Capps, III
                                  ----------------------
                                  W. Lee Capps, III
                                  Senior Vice President Finance and Chief Financial Officer
                                  (Principal Financial Officer)


December 9, 2002                  /s/ Lawrence E. Hummel
                                  ----------------------
                                  Lawrence E. Hummel
                                  Vice President Controller
                                  (Principal Accounting Officer)

CERTIFICATIONS


I, Hal J. Upbin, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended October 31, 2002, of Kellwood Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 9, 2002


                              /s/ HAL J. UPBIN
                              --------------------------
                              Hal J. Upbin
                              Chairman, President and Chief Executive Officer

I, W. Lee Capps, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended October 31, 2002, of Kellwood Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 9, 2002


                              /s/ W. LEE CAPPS, III
                              --------------------------
                              W. Lee Capps, III
                              Senior Vice President Finance and
                              Chief Financial Officer