Form 10-K
period 2003-02-01
KELLWOOD CO
filed 2003-04-04
CIK 55080

         SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [X] No [ ]

The Company estimates that the aggregate market value of the Common Stock held by nonaffiliates on July 31, 2002 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $645,244,718.

At March 17, 2003, Kellwood Company had 26,234,407 shares of Common Stock, par value $.01, outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on May 29, 2003 (Items 10, 11, 12 and 13 in Part
III).

                                   PART I

ITEM 1.  BUSINESS

The Company's fiscal year ends on the Saturday nearest January 31. References to the Company's fiscal years represent the following:

    Fiscal Year                                      Represents
    -----------                                      ----------
    2002 ............................................the 52 weeks ended February 1, 2003
    2001 ............................................the 52 weeks ended February 2, 2002
    2000 ............................................the 53 weeks ended February 3, 2001

         (a) Kellwood Company and its subsidiaries (the "Company") manufacture and market apparel and related soft goods. Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears.

         Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. Since 1985, Kellwood has acquired 23 domestic companies or businesses. Following are those acquired since 1998:

                                Company Name                                              Date of Acquisition
--------------------------------------------------------------------------------          -------------------
o        Fritzi California (excluding real estate).....................................   December 1998
o        Koret, Inc. ..................................................................   April 1999
o        Biflex International, Inc. ...................................................   January 2000
o        Academy Broadway..............................................................   August 2000
o        Dorby Frocks, Ltd. ...........................................................   September 2000
o        Romance Du Jour, Inc. ........................................................   September 2000
o        Group B Clothing Co., Inc. ...................................................   December 2000
o        Gerber Childrenswear, Inc. ...................................................   June 2002
o        Briggs New York Corp..........................................................   February 2003

        These companies are principally marketers of branded apparel.

         In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Since its acquisition, Smart Shirts has diversified its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, the Philippines, and Singapore.

         As a result of the above business strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's strategy has diversified its customer base and has broadened its channels of distribution.

         (b) The information required by this Item constitutes part of the Company's 2002 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 16 to the Consolidated Financial Statements which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         (c) The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. These products are manufactured primarily in Asia and Central and South America.

              (i) The Company's principal products by business segment are as follows:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. Sales of Women's Sportswear accounted for 60%, 66%, and 69% of the Company's consolidated revenue in 2002, 2001, and 2000, respectively.
     o MEN'S SPORTSWEAR designs, merchandises, manufactures and sells men's woven and knit shirts, pants, jeans, athletic socks and outerwear sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of licensed, branded programs such as Slates(R) business casual shirts, sweaters and outerwear, Nautica(R) dress shirts and athletic socks under the Wilson(R), Coca-Cola(R) and Converse(R) licensed brand names. Sales of Men's Sportswear accounted for 19%, 15%, and 15% of the Company's consolidated revenue in 2002, 2001, and 2000, respectively.
     o OTHER SOFT GOODS includes intimate apparel, children's apparel and recreation products. Sales of Other Soft Goods accounted for 21%, 19%, and 16% of the Company's consolidated revenue in 2002, 2001, and 2000, respectively.

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

              (iv) The Company is the owner of certain trade names essential to its business. The Company also holds licenses of certain trade names in each of the Company's 3 business segments with various durations through 2007. Further information about the Company's trade names is set forth in the Company's 2002 Annual Report to Shareowners, under the caption "Kellwood Company Directory of Business Segments," which information is included in
Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

              (vii) Approximately $245 million (11%) of the Company's sales in 2002 were to J. C. Penney Company, Inc. Approximately $236 million (11%) of the Company's sales in 2002 were to Wal-Mart. No other customer accounts for more than 10% of the Company's revenues. The Company's management believes that the relationship with these customers will continue into the foreseeable future.

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

              (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. The amount spent on research and development activities during 2002, 2001, and 2000 was not material.

              (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

              (xiii) At the end of 2002, there were approximately 28,000 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

         (d) Except for its Smart Shirts operations in the Men's Sportswear segment, the Company's foreign activities including foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing. The sales, operating profit, and net assets attributable to each segment are set forth under the caption "Industry Segment and Geographic Area Information" in Note 16 to Consolidated Financial Statements in the Company's 2002 Annual Report to

Shareowners which information is included in Exhibit 13 to this Form 10-K and which is incorporated herein by reference. Smart Shirts' operations are included in the "Men's Sportswear" Segment and comprise 72% of sales and 74% of net assets of this segment for 2002; 80% of sales and 85% of net assets of this segment for 2001; and 75% of sales and 82% of net assets of this segment for 2000. The risk attendant to the Company's Smart Shirts operations is believed to be slightly greater than that of domestic operations primarily due to quota allocations and political risk. Utilization of existing quota rights and diversification of Smart Shirts' manufacturing capacity to various countries help to mitigate these risks.

         (e) Kellwood Company maintains a company website at www.kellwood.com. The Company makes available, free of charge through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company has adopted a Code of Ethical Conduct for Senior Financial Officers and Financial Management. This Code applies to, and has been signed by all key financial management personnel as well as the Chief Financial Officer and the Chief Executive Officer. The full text of the Code of Ethical Conduct for Senior Financial Officers and Financial Management is available at the Company's website at www.kellwood.com. The Corporate Governance Committee determined that should any changes to or waivers of this Code of Ethical Conduct occur, such changes or waivers will be timely disclosed on the Company's website.


ITEM 2.  PROPERTIES

         At February 1, 2003, the Company operated 48 distribution or production facilities worldwide. As Kellwood's product sourcing continues to shift from products manufactured in the Company's domestic facilities to foreign-sourced product, warehousing and distribution facilities assume increasing importance.

         WOMEN'S SPORTSWEAR
         ------------------
         This segment operates 10 domestic warehousing and distribution centers totaling approximately 2.9 million square feet including:
         o The Kellwood Western Region Distribution Center in the Los Angeles area. This facility serves as the headquarters for four divisions in a multi-tiered 525,000 square foot facility;
         o A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee; and
         o A 600,000 square foot warehouse and distribution center in Chico, California.

These facilities are generating new economies of scale in warehousing and distribution activities while eliminating the redundant costs of smaller, inefficient facilities.

         MEN'S SPORTSWEAR
         ----------------
         The Company's Smart Shirts subsidiaries operate 14 facilities which aggregate to approximately 1.2 million square feet. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Singapore, Philippines, Indonesia, and the People's Republic of China.

         The Company's Hosiery business acquired in 2002 operates 4 facilities; 2 manufacturing facilities in Ireland in addition to a knitting plant and distribution center in the United States.

         Additionally, this segment operates 2 manufacturing facilities in El Salvador, 1 manufacturing facility in Mexico, and shares warehousing with the women's business.

         OTHER SOFT GOODS
         ----------------
         This segment operates:
         o 10 domestic warehousing and distribution facilities which aggregate to approximately 1.5 million square feet, and
         o 7 manufacturing facilities totaling approximately 450,000 square feet located in Latin America, the Philippines, and the United States.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required by this Item constitutes part of the Company's 2002 Annual Report to Shareowners, under the caption "Common Stock Data," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item constitutes part of the Company's 2002 Annual Report to Shareowners, under the caption "Five Year Financial Summary," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item constitutes part of the Company's 2002 Annual Report to Shareowners, under the caption "Management's Discussion and Analysis," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item constitutes part of the Company's 2002 Annual Report to Shareowners, under the caption "Market Risk Sensitivity and Inflation Risks," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 6, 2003, constitute part of the Company's 2002 Annual Report to Shareowners, which is included in
Exhibit 13 to this Form 10-K and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The information required by this Item regarding directors constitutes part of the Company's Proxy Statement for the 2003 Annual Meeting of Shareowners, under the captions "Nominees for Election to Serve Until 2005" and "Directors Continuing to Serve Until 2004," which information is incorporated herein by reference.

         (b) EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 30, 2003

Name of Officer                Age   Office and Employment During the Last Five  Years
---------------                ---   -------------------------------------------------
Hal J. Upbin                   64    Chairman, President and Chief Executive Officer since December 1, 1999;
                                     President and Chief Executive Officer (1997-1999)

James C. Jacobsen              67    Vice Chairman since November 22, 1994

W. Lee Capps, III              55    Senior Vice President Finance and Chief Financial Officer since March 7, 2002;
                                     Vice President Finance and Chief Financial Officer (2000-2002);
                                     Vice President Corporate Development (1998-2000)

Thomas H. Pollihan             53    Senior Vice President, Secretary and General Counsel since March 7, 2002;
                                     Vice President, Secretary and General Counsel (1993-2002)

Lawrence E. Hummel             60    Vice President Finance since November 26, 2002;
                                     Vice President Controller (1992-2002)

Roger D. Joseph                61    Vice President Treasurer and Investor Relations since December 1, 2000;
                                     Vice President Treasurer (1992-2000)

Donald R. Riley                40    Vice President and Chief Information Officer since March 7, 2002;
                                     Chief Information Officer (1998-2002)

Robert C. Skinner, Jr.         48    Vice President and President Menswear since March 7, 2002;
                                     President Kellwood Menswear (2000-2002);
                                     Corporate Group Vice President of Oxford Industries (1987-2000)

John A. Turnage                57    Vice President Compliance and Quality since May 31, 2001;
                                     Vice President Manufacturing (1997-2001);
                                     Vice President Manufacturing and Sourcing (1989-1997)

Stephen L. Ruzow               59    Vice President and President Womenswear since March 6, 2003;
                                     President Womenswear (2001-2003);
                                     Chairman and Chief Executive Officer of Pegasus Apparel Group (1998-2001)

Donna B. Weaver                52    Vice President Corporate Communications since April 24, 2002
                                     Director Corporate Communications (1998-2002)

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

         (h) While the determination and disclosure of an "audit committee financial expert" is not currently required, the Board, in its business judgment, has determined that Mr. Bentele and Mr. Katzen meet the Securities and Exchange Commission's definition of audit committee financial expert and have so designated both as such.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareowners, under the captions "Compensation of Directors," "Report of the Compensation Committee on Executive Compensation - Executive Officer Agreements," "Retirement Program," and "Compensation of Executive Officers" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Some of the information required by this Item is set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareowners, under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of Kellwood Stock," which information is incorporated herein by reference. In addition, set forth below is certain equity compensation plan information.


                                               EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------------
         PLAN CATEGORY           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         NUMBER OF SECURITIES REMAINING
                                 BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE UNDER
                                 OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    EQUITY COMPENSATION PLANS (EXCLUDING
                                   WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     SECURITIES REFLECTED IN COLUMN (A))
---------------------------------------------------------------------------------------------------------------------------
                                           (A)                      (B)                             (C)
---------------------------------------------------------------------------------------------------------------------------
 EQUITY COMPENSATION PLANS              3,312,295                  $23.25                        2,571,686
  APPROVED BY SECURITY HOLDERS
---------------------------------------------------------------------------------------------------------------------------
 EQUITY COMPENSATION PLANS NOT             N/A                      N/A                             N/A
  APPROVED BY SECURITY HOLDERS
---------------------------------------------------------------------------------------------------------------------------
             TOTAL                      3,312,295                  $23.25                        2,571,686
---------------------------------------------------------------------------------------------------------------------------

         Additional information required by this Item is set forth under the caption "Stock Plans" in the notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareowners, which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         The Company's 1995 Stock Option Plan provides for an annual increase in the shares available for issuance by an amount equal to 2% of the adjusted average common stock outstanding used by the Company to calculate diluted earnings per share for the preceding fiscal year. Additional shares reserved based upon the 2002 adjusted average common stock outstanding are reflected in the amounts in column (a) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareowners, under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS AND SCHEDULES

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 6, 2003, constitute part of the 2002 Annual Report to Shareowners which information is included in
Exhibit 13 to this Form 10-K and is incorporated herein by reference. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. There are no 50% or less owned persons accounted for by the equity method.

         (i)      Financial Statements:

                  Report of Independent Accountants

                  Consolidated Statement of Earnings, Year Ended February 1, 2003; Year Ended February 2, 2002; and Year Ended February 3, 2001

                  Consolidated Balance Sheet, February 1, 2003; and February 2, 2002

                  Consolidated Statement of Cash Flows, Year Ended February 1, 2003; Year Ended February 2, 2002; and Year Ended February 3, 2001

                  Consolidated Statement of Shareowners' Equity, Year Ended February 1, 2003; Year Ended February 2, 2002; and Year Ended February 3, 2001

                  Notes to Consolidated Financial Statements

         (iii)    Exhibits:

                  Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

S.E.C. EXHIBIT
REFERENCE NO.                                                DESCRIPTION
-------------                                                -----------
2.1          -    Agreement and Plan of Merger, dated December 1, 1998, as amended among Kellwood Company and
                  Koret, Inc., incorporated herein by reference to Form S-4 dated March 25, 1999, SEC File No.
                  333-74967.

2.2          -    Agreement and Plan of Merger, dated May 15, 2002, between Kellwood Company and Gerber
                  Childrenswear, Inc., incorporated herein by reference to Form 8-K dated May 15, 2002, SEC File
                  No. 001-07340.

3.1          -    Restated Certificate of Incorporation of Kellwood Company, as amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.

3.2          -    By-Laws, as amended March 5, 2003, filed herewith.

4.1          -    Indenture for senior debt securities dated as of September 30, 1997 between Kellwood Company and JPMorgan Chase Bank, formerly known as the Chase Manhattan Bank, as Trustee, under which certain of the Company's debt securities are outstanding, incorporated herein by reference to
                  Form S-3 dated October 24, 1997, SEC File No. 333-36559.

4.3          -    Note Agreement dated July 1, 1993, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

4.4          -    Rights to Acquire Series A Junior Preferred Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to
                  Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and
                  Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3,
                  1996, SEC File No. 1-7340, and Amendment dated November 21, 2000 incorporated herein by reference to Form 10-K for the fiscal year ended February 3, 2001, SEC File No. 1-7340.

4.5          -    Note Purchase Agreement dated December 1, 1987, with exhibits, incorporated herein by reference to Form 10-Q for the quarter ended January 31, 1988, SEC File No. 1-7340.

4.6          -    Note Purchase Agreement dated December 15, 1989, with exhibits, incorporated herein by reference to the Form 10-Q for the quarter ended January 31, 1990, SEC File No. 1-7340.

4.7          -    Credit Agreement dated as of April 30, 2002 among Kellwood Company, certain commercial lending institutions, and Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank as
                  Syndication Agent, US Bank and The Bank of Nova Scotia, as Co-Documentation Agents, incorporated herein by reference to Form 10-Q for the period ended April 30, 2002, SEC File No. 1-7340.

10.3*        -    Form of Employment Agreement dated November 30, 1984, between Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985,
                  SEC File No. 1-7340.





S.E.C. EXHIBIT
REFERENCE NO.                                        DESCRIPTION
-------------                                        -----------
10.4*        -    1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus Incentive Stock Option Plan,
                  incorporated herein by reference to Appendixes A & B to the Company's definitive Proxy Statement dated July 13, 1995, SEC File No. 1-7340.

10.5*        -    Executive Deferred Compensation Plan, adopted and effective as of January 1, 1997; and
                  Executive Deferred Compensation Plan Amendment, adopted March 18, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

10.6**       -    Information Technology Service Agreement between Kellwood Company and Electronic Data Systems
                  Corporation dated March 31, 2002, incorporated herein by reference to Form 10-K for the fiscal year ended February 2, 2002, SEC File No. 1-7340.

10.7*        -    Corporate Development Incentive Plan As Restated, dated May 30, 2002, incorporated herein by reference to Appendix B to the Company's definitive Proxy Statement dated April 16, 2002, SEC
                  File No. 1-7340.

10.8*        -    Employment Agreement dated December 1, 1999, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-K for the Transition Period ended January 31, 2000,
                  SEC File No. 1-7340.

10.9*        -    1995 Stock Option Plan For Nonemployee Directors As Amended, dated May 30, 2002, incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement dated April 16,
                  2002, SEC File No. 1-7340.

13           -    Portions of the Annual Report to Shareowners for the year ended February 1, 2003, which are incorporated by reference in this Form 10-K, filed herewith.

18           -    Letter from Independent Accountants regarding Change in Accounting Principles, incorporated herein by reference to Form 10-Q for the quarter ended April 30, 2001, SEC File No. 001-07340.

21           -    Subsidiaries of the Company, filed herewith.

23           -    Consent of Independent Accountants, filed herewith.

24           -    Powers of Attorney: Ms. Dickerson and Page and Messrs. Bentele, Bloom, Genovese, Granoff,
                  Hunter, Katzen, and Upbin; filed herewith.

99.1         -    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002, filed herewith.


* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

(b) REPORTS ON FORM 8-K:

The following reports were filed on Form 8-K during the three months ended February 1, 2003:

         Current Report under item 5 on Form 8-K dated November 26, 2002

         Current Report under item 5 on Form 8-K dated November 14, 2002


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KELLWOOD COMPANY


Dated: April 4, 2003                    /s/ Hal J. Upbin
                                        -------------------------
                                        Hal J. Upbin
                                        Director, Chairman of the Board,
                                        President, and Chief Executive Officer

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

Signature                                                Title                                 Date
---------                                                -----                                 ----
/s/ Hal J. Upbin                            Director, Chairman of the Board,              April 4, 2003
-------------------------                   President, and Chief Executive
Hal J. Upbin                                Officer

/s/ W. Lee Capps, III                       Senior Vice President Finance and             April 4, 2003
-----------------------                     Chief Financial Officer
W. Lee Capps, III                           (principal financial officer)

/s/ Lawrence E. Hummel                      Vice President Finance                        April 4, 2003
------------------------                    (principal accounting officer)
Lawrence E. Hummel

Raymond F. Bentele                          Director

Martin Bloom                                Director
                                                             /s/ W. Lee Capps, III
Kitty G. Dickerson                          Director         ---------------------
                                                             W. Lee Capps, III
Leonard A. Genovese                         Director         Attorney-in-fact
                                                             April 4, 2003
Martin J. Granoff                           Director

Jerry M. Hunter                             Director

Larry R. Katzen                             Director

Janice E. Page                              Director

CERTIFICATIONS


I, Hal J. Upbin, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended February 1, 2003, of Kellwood Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003

                                /s/ HAL J. UPBIN
                                ----------------------
                                Hal J. Upbin
                                Chairman, President and Chief Executive Officer

I, W. Lee Capps III, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended February 1, 2003, of Kellwood Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003

                                       /s/ W. LEE CAPPS, III
                                       ---------------------------
                                       W. Lee Capps, III
                                       Senior Vice President Finance and
                                       Chief Financial Officer