Form 10-Q
period 2003-05-03
KELLWOOD CO
filed 2003-06-11
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended May 3, 2003

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ------------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                   36-2472410
---------------------------------------      --------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                   63178
---------------------------------------------------                ----------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code             (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  YES  X    NO
                                                 ---      ---

Number of shares of common stock, par value $.01, outstanding at May 3, 2003 (only one class): 26,279,260.
                  ----------

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----

                                                                       Page No.
                                                                       -------
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheet                     3

                  Condensed Consolidated Statement of Earnings             4

                  Condensed Consolidated Statement of Cash Flows           5

                  Notes to Condensed Consolidated Financial
                     Statements                                          6-9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     10-15

         Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                          15

         Item 4.  Controls and Procedures                                 15


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        16

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                     KELLWOOD COMPANY AND SUBSIDIARIES
                                     ---------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              ------------------------------------------------
                                           (Amounts in thousands)

                                                           May 3, 2003      May 4, 2002    February 1, 2003
                                                           ------------     ------------   ----------------
ASSETS
------
Current assets:
    Cash and time deposits                                 $     95,278     $    152,076     $    211,862
    Receivables, net                                            390,158          331,217          326,025
    Inventories                                                 287,149          269,703          362,742
    Prepaid taxes and expenses                                   42,117           32,261           41,502
                                                           ------------     ------------     ------------
         Total current assets                                   814,702          785,257          942,131

Property, plant and equipment, net                              104,430          104,526          105,913

Intangible assets, net                                          130,356           35,468           58,512

Goodwill                                                        150,196           78,159          102,224

Other assets                                                     38,764           48,055           45,799
                                                           ------------     ------------     ------------

Total assets                                               $  1,238,448     $  1,051,465     $  1,254,579
                                                           ============     ============     ============



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                      $     26,986     $     18,186     $     26,996
    Notes payable                                                 2,044            8,413              636
    Accounts payable                                            162,272          133,985          187,003
    Accrued salaries and employee benefits                       41,880           33,241           55,547
    Accrued expenses                                             72,272           51,540           82,502
                                                           ------------     ------------     ------------
         Total current liabilities                              305,454          245,365          352,684

Long-term debt                                                  278,222          303,874          278,515

Deferred income taxes and other                                  61,744           38,607           64,261

Shareowners' equity:
    Common stock                                                228,945          176,348          214,826
    Retained earnings                                           472,847          434,643          456,226
    Accumulated other comprehensive income                      (10,645)         (12,072)         (11,090)
    Less treasury stock, at cost                                (98,119)        (135,300)        (110,843)
                                                           ------------     ------------     ------------
         Total shareowners' equity                              593,028          463,619          559,119
                                                           ------------     ------------     ------------

Total liabilities and shareowners' equity                  $  1,238,448     $  1,051,465     $  1,254,579
                                                           ============     ============     ============

See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
          --------------------------------------------------------
                (Amounts in thousands except per share data)

                                                       Three Months Ended
                                                   --------------------------
                                                   May 3, 2003    May 4, 2002
                                                   -----------    -----------

Net sales                                          $  689,222     $  570,680

Costs and expenses:
    Cost of products sold                             550,186        463,794
    Selling, general and
      administrative expenses                          97,006         79,495
    Provision for realignment                               0          7,244
    Amortization of intangible assets                   2,845            725
    Interest expense                                    6,452          6,839
    Interest income and other, net                        405           (564)
                                                   ----------     ----------

Earnings before income taxes                           32,328         13,147

Income taxes                                           11,500          4,600
                                                   ----------     ----------

Net earnings                                       $   20,828          8,547
                                                   ==========     ==========


Weighted average shares outstanding:

    Basic                                              26,174         22,953
                                                   ==========     ==========

    Diluted                                            26,554         23,211
                                                   ==========     ==========


Earnings per share:

    Basic                                          $      .80     $      .37
                                                   ==========     ==========

    Diluted                                        $      .78     $      .37
                                                   ==========     ==========


Dividends paid per share                           $      .16     $      .16
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


                                                                                          Three months ended
                                                                                          ------------------
                                                                                      May 3, 2003      May 4, 2002
                                                                                     ------------      -----------
OPERATING ACTIVITIES:
Net earnings                                                                         $    20,828       $    8,547

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                      9,451            6,664
        Non-cash portion of restructuring charge                                            (756)           8,060
        Deferred income taxes and other                                                    4,356            1,339

Changes in working capital components:
        Receivables, net                                                                 (40,614)         (12,286)
        Inventories                                                                       86,954           93,783
        Prepaid taxes and expenses                                                          (615)            (656)
        Accounts payable and accrued expenses                                            (62,187)          (4,442)
                                                                                     -----------       ----------
Net cash provided by operating activities                                                 17,417          101,009
                                                                                     -----------       ----------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                (4,705)          (2,959)
Acquisitions, net of cash acquired                                                      (132,517)               -
Dispositions of Fixed Assets                                                               1,629              341
Other Investment Activity                                                                      -          (10,000)
                                                                                     -----------       ----------
Net cash (used) by investing activities                                                 (135,593)         (12,618)
                                                                                     -----------       ----------

FINANCING ACTIVITIES:
Net proceeds from notes payable                                                            1,408              801
Reduction of long-term debt                                                                 (303)          (4,620)
Dividends paid                                                                            (4,197)          (3,671)
Stock transactions under incentive plans                                                   4,684            1,936
                                                                                     -----------       ----------
Net cash provided/(used) by financing activities                                           1,592           (5,554)
                                                                                     -----------       ----------

NET INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                                       (116,584)          82,837
Cash and time deposits, beginning of period                                              211,862           69,239
                                                                                     -----------       ----------
Cash and time deposits, end of period                                                $    95,278       $  152,076
                                                                                     ===========       ==========

Supplemental Cash Flow Information:
        Interest Paid                                                                      7,593            7,980
        Income Taxes Paid                                                                 10,925              793

Significant non-cash investing and financing activities:
        Issuance of stock for the acquisition of Briggs                              $    11,891
                                                                                     ===========


See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                           (Amounts in thousands)


1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature. Accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for fiscal 2002 (the year ended February 1, 2003). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2002 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS. On June 25, 2002 the Company completed the acquisition of Gerber Childrenswear, Inc. On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. These acquisitions have been accounted for under the purchase method of accounting, accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates. The Company's unaudited consolidated results of operations for the first quarter of fiscal 2002 on a pro-forma basis, assuming these acquisitions had occurred at the beginning of 2002 are: net sales of $667,289, net income of $13,466, and diluted earnings per share of $.52. These pro forma results are not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the year or of future operating results.

In connection with the purchase accounting for the Gerber and Briggs acquisitions, Kellwood is in the process of evaluating the tangible and intangible assets and liabilities acquired. At May 3, 2003, the Company is completing its evaluation of all aspects of the Gerber operations including production facilities, sourcing programs, and product distribution processes. These evaluations may result in adjustments to the purchase accounting including the recorded amount of goodwill. Also at May 3, 2003, the Company has begun the process of appraising the tangible and intangible assets of Briggs. The Company estimates that approximately $120,000 of the purchase price will be allocated to intangible assets and goodwill. Additional cash purchase consideration may be due if Briggs achieves certain specified financial performance targets over the next four years; such consideration, if earned, would be accounted for as additional goodwill.

3. INVENTORIES. Inventories consist of the following:

                                                                                        February 1,
                                                          May 3, 2003    May 4, 2002       2003
                                                          -----------    -----------    -----------
Inventories:
      Finished goods                                      $  208,499     $  192,904     $  278,060
      Work in process                                         34,937         33,808         43,321
      Raw materials                                           43,713         42,991         41,361
                                                          ----------     ----------     ----------
      Total Inventories                                   $  287,149     $  269,703     $  362,742
                                                          ==========     ==========     ==========
      Net of obsolescence reserves of                     $   35,828     $   27,053     $   34,120
                                                          ==========     ==========     ==========

4. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility (the "2002 Facility"). On January 31, 2003 this credit facility was increased to $280,000. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.45% over LIBOR. At
May 3, 2003, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $63,724.

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


5. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                                  Three months ended
                                                  ------------------
                                               May 3, 2003   May 4, 2002
                                               -----------   -----------
Net earnings                                    $  20,828     $  8,547

Other comprehensive income:
    Currency translation adjustment                  (499)        (160)
    Unrecognized gain/(loss) on derivatives            55          (34)
                                                ---------     --------

    Total comprehensive income                  $  20,384     $  8,353
                                                =========     ========


6. STOCK OPTION PLANS. On March 5, 2003 the Company granted nonqualified stock options to certain officers and other key employees for 558,700 shares of common stock at an exercise price of $25.05, which was equal to the market value of the shares on the grant date.

The Company is considering adopting the fair value recognition provisions of FAS 123, Accounting for Stock-Based Compensation in the future. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123.

                                                   Three months ended
                                                   ------------------
                                               May 3, 2003     May 4, 2002
                                               -----------     -----------
Net earnings as reported                        $  20,828       $  8,547

Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect           (665)          (663)
                                                ---------       --------

Pro-forma net earnings                          $  20,163       $  7,884
                                                ---------       --------

Earnings per share:
    Basic, as reported                          $     .80       $    .37
    Basic, pro-forma                            $     .77       $    .34
    Diluted, as reported                        $     .78       $    .37
    Diluted, pro-forma                          $     .76       $    .34

7. NEW ACCOUNTING STANDARDS. FAS 143 The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This statement was adopted by the Company in 2003 and did not have a material impact on consolidated financial position, results of operations or cash flows.

FAS 146 The FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. This statement was adopted by the Company in 2003 and did not have a material impact on consolidated financial position, results of operations or cash flows.

FAS 148 The FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The disclosure provisions of this statement have been adopted and are presented in Note 6 above.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                           (Amounts in thousands)


8. FACILITIES REALIGNMENT COSTS. In 2002 the Company decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments included the closing of five warehouse operations and six manufacturing facilities and will result in a reduction of employment by approximately 1,900, primarily production and warehousing personnel. These actions impacted earnings in the first quarter of 2002 by $8,949 before tax ($5,800 after tax, or $.25 per share). These costs included $1,705 recorded in cost of products sold and $7,244 recorded as a provision for realignment.

Through May 3, 2003 the Company closed five warehouse operations and four manufacturing facilities, resulting in a reduction of employment of approximately 1,200. The costs related to these actions include employee severance, vacant facilities costs, and other cash realignment costs including minimum royalties and customer markdowns on a discontinued license agreement. Detail for these costs through May 3, 2003 is as follows:

                                                 Amount        Amount     Accrual at
                                                Provided      Utilized    May 3, 2003
                                                ---------     --------    -----------
    Employee severance                          $   3,170     $  2,133     $  1,037
    Vacant facilities costs                         3,838        1,598        2,240
    Other cash realignment costs                    1,915        1,853           62
                                                ---------     --------     --------
    Total realignment, excluding non-cash           8,923     $  5,584     $  3,339
                                                              ========     ========
    Asset impairments                               6,064
                                                ---------
    Total realignment costs                     $  14,987
                                                =========

The Company expects the remaining realignment actions to be completed by the second quarter of 2003.

In connection with an acquisition the Company made the decision to implement certain realignment actions within the acquired operations. These realignments include the closing of one warehouse operation and four manufacturing facilities and will result in a reduction of employment by approximately 1,350, primarily production and warehousing personnel. The estimated costs of these actions were accrued in the opening balance sheet and did not impact earnings. Through May 3, 2003, the Company closed a manufacturing plant in Mexico and downsized two domestic manufacturing facilities, resulting in a reduction of employment of approximately 490. Costs incurred include employee severance and vacant facilities costs. Detail for these costs, and the related accruals, through May 3, 2003 is as follows:

                                                 Amount
                                               Originally     Amount     Accrual at
                                                Provided     Utilized    May 3, 2003
                                               ----------    --------    -----------
    Employee severance                          $  4,789     $  1,218     $  3,571
    Vacant facilities costs                        2,874          207        2,667
                                                --------     --------     --------
    Total realignment                           $  7,663     $  1,425     $  6,238
                                                ========     ========     ========

The Company expects the remaining realignment actions to be completed by the fourth quarter of 2003.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                           (Amounts in thousands)


9. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the first quarter as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                    Three months ended
                                                    ------------------
                                                May 3, 2003    May 4, 2002
                                                -----------    -----------
Net Sales:
    Women's Sportswear                          $  415,824     $  361,161
    Men's Sportswear                               126,708         89,102
    Other Soft Goods                               146,690        120,417
                                                ----------     ----------
    Kellwood net sales                          $  689,222        570,680
                                                ==========     ==========

Segment earnings:
    Women's Sportswear                          $   35,963     $   29,661*
    Men's Sportswear                                 7,785          5,106*
    Other Soft Goods                                10,411          3,516*
                                                ----------     ----------
    Total segments                                  54,159         38,283*

    Amortization of Intangibles                     (2,845)          (725)
    Interest expense                                (6,452)        (6,839)
    Provision for realignment                            -         (7,244)
    General corporate and other                    (12,534)       (10,328)
                                                -----------    ----------
    Earnings before income taxes                $   32,328     $   13,147
                                                ==========     ==========

Net Assets at quarter-end:
    Women's Sportswear                          $  504,047     $  387,813
    Men's Sportswear                               180,198        113,257
    Other Soft Goods                               188,785        151,377
    Corporate and other                             27,250        141,645
                                                ----------     ----------
    Kellwood total                              $  900,280     $  794,092
                                                ==========     ==========

* - Realignment costs included in segment earnings above:
    Women's Sportswear                                         $       85
    Men's Sportswear                                                  319
    Other Soft Goods                                                1,301
                                                               ----------
    Total segments                                                  1,705
                                                               ----------

The provision for realignment relates to the segments as follows: Women's Sportswear ($4,055), Men's Sportswear ($1,779) and Other Soft Goods ($1,410).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

DOLLARS IN MILLIONS EXCEPT PER SHARE DATA
-----------------------------------------

OPERATING RESULTS
-----------------
Sales for the first quarter were $689, up $119, or 21%, from last year. The increase in sales was due to 4% internal sales growth ($21) and $98 from the acquisitions of Gerber Childrenswear on June 25, 2002, and Briggs on February 4, 2003.

Net earnings were $20.8, or $.78 per share compared to $8.6, or $.37 per share last year on a diluted basis. Included in net earnings for last year's first quarter is $8.9 before-tax, or $5.8 after-tax ($.25 per share) in facilities realignment costs. This represents the first quarter impact of the $15 pretax facility realignment program implemented in 2002. Excluding the first quarter facilities realignment costs, net earnings for the 2002 first quarter were $14.4, or $.62 per share.

ACQUISITIONS. On June 25, 2002 the Company completed the acquisition of Gerber Childrenswear, Inc. On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. These acquisitions have been accounted for under the purchase method of accounting, accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates.

SUMMARIZED FINANCIAL DATA for the quarters ended May 3, 2003 (fiscal 2003) and May 4, 2002 (fiscal 2002), including facilities realignment costs in fiscal 2002, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                               First Quarter, fiscal,                  First Quarter, fiscal,
                                        ----------------------------------      ------------------------------------
                                          2003        2002         Change         2003         2002           Change
                                        --------    --------       ------       ---------    ---------        ------
     Net Sales                          $    689    $    571        20.8%          100.0%       100.0%             -
     Cost of products sold(1)                550         464        18.6%           79.8%        81.3%         -1.4%
                                        --------    --------    ---------       ---------    ---------     ---------
     Gross Profit(1)                         139         107        30.1%           20.2%        18.7%          1.4%
     SG&A                                     97          79        22.0%           14.1%        13.9%           .1%
                                        --------    --------    ---------       ---------    ---------     ---------
     Gross profit less SG&A(1)                42          27        53.4%            6.1%         4.8%          1.3%
     Provision for realignment(1)              -           7          nmf               -         1.3%          1.3%
     Amortization of intangibles               3           1          nmf             .4%          .1%          0.3%
     Interest expense                          6           7        -5.7%             .9%         1.2%         -0.3%
     Interest (income) & other, net            -          (1)         nmf             .1%         -.1%          0.2%
                                        --------    --------    ---------       ---------    ---------     ---------
     Earnings before income tax               32          13         146%            4.7%         2.3%          2.4%
     Income taxes                             12           5         150%            1.7%          .8%           .9%
                                        --------    --------    ---------       ---------    ---------     ---------
     Net earnings                       $     21    $      9         144%            3.0%         1.5%          1.5%
                                        ========    ========    =========       =========    =========     =========
     Effective tax rate                    35.6%       35.0%          .6%
     Average diluted shares (million)       26.6        23.2        14.4%
                                        --------    --------    ---------
     Diluted Earnings per Share         $    .78         .37         113%
                                        --------    --------    ---------

(1) - Impact of facilities realignment costs included in three months ended May 4, 2002 data above:
     Cost of products sold                          $    1.7                                       .3%
     Provision for realignment                           7.2                                      1.3%
                                                    --------                                 ---------
     Earnings before income tax                          8.9                                      1.6%
     Income taxes                                        3.1                                       .6%
                                                    --------                                 ---------
     Net earnings                                   $    5.8                                      1.0%
                                                    --------                                 ---------
     Diluted Earnings per Share                     $    .25
                                                    --------

SEASONALITY: Kellwood's businesses are seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the first quarter have historically been higher than for the other quarters of the fiscal year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                 (Dollars in Millions except per share data)
                 -------------------------------------------


SALES. Sales for the first quarter were $689 increasing $119 or 21% versus last year. Acquisitions contributed $98 to the year-to-year increase in sales along with internal growth of $21 or 4%. The internal growth resulted from $37 of revenue from new brands and programs and $11 or 2% growth from ongoing brands and programs in both years, partially offset by revenue slippage from lost or discontinued programs.

GROSS PROFIT for the first quarter increased $30.4 to 20.2% of sales versus 19.0% of sales reported last year (excluding realignment). On a comparable basis, excluding the acquisitions of Gerber Childrenswear and Briggs, gross profit increased $12.1 to 20.4% of sales. The 1.4 percentage point year-to-year improvement in Kellwood's gross margin rate on a comparable basis resulted from cost reductions due to moving more contract production from the Western to Eastern hemisphere and using Kellwood's newly established trading company, in addition to having less surplus and obsolete inventory to liquidate and/or reserve for, and the elimination of several non-competitive manufacturing facilities in North America, Mexico, and the Caribbean Basin.

SG&A EXPENSE for the quarter increased $17.5 and increased as a percentage of sales to 14.1% from 13.9% in the prior year. Included in the $17.5 increase was $9.3 of SG&A expense from the recent acquisitions of Gerber Childrenswear and Briggs. On a comparable basis, SG&A expense increased $8.0 or 10%. $2.5 of the increase in spending relates to new brands and marketing programs which provided relatively little sales volume in the quarter but will provide growth later in the year and next year.

AMORTIZATION of intangible assets was $2.8, up $2.1 from last year. This was due to acquisitions.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased 14.4% (3.3 million shares) primarily as a result of the shares issued in connection with the acquisitions of Gerber and Briggs.


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment for the quarter were as follows:

                                            First Quarter, fiscal,
                                     ---------------------------------
                                       2003        2002        Change
                                     --------    --------     --------
     Women's Sportswear              $    416    $    361        15.1%
     Men's Sportswear                     127          89        42.2%
     Other Soft Goods                     147         120        21.8%
                                     --------    --------     --------
     Total Net Sales                 $    689    $    571        20.8%
                                     ========    ========     ========


Earnings by segment for the quarter (excluding facilities realignment costs in 2002) were as follows:

                                           First Quarter, fiscal,               as a percentage of net sales
                                     ---------------------------------       ----------------------------------
                                       2003        2002        Change          2003         2002        Change
                                     --------    --------     --------       --------    ---------     --------
     Women's Sportswear              $   36.0    $   29.7        20.9%           8.6%         8.2%          .4%
     Men's Sportswear                     7.8         5.4        43.5%           6.1%         6.1%          .1%
     Other Soft Goods                    10.4         4.8       116.1%           7.1%         4.0%         3.1%
                                     --------    --------     --------       --------    ---------     --------
     Segment Earnings                $   54.2    $   40.0        35.4%           7.9%         7.0%          .9%
                                     ========    ========     ========       ========    =========     ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                 (Dollars in Millions except per share data)
                 -------------------------------------------


Each of Kellwood's business segments contributed to the year-to-year increase in sales. Sales of Women's Sportswear increased $55 or 15% due principally to the acquisition of Briggs. Sales of Men's Sportswear were exceptionally strong, increasing $38 or 42% with the acquisition of Auburn Hosiery (part of Gerber Childrenswear) contributing $13 along with internal growth of $25 or 28%. Sales of Other Soft Goods increased $26 or 22% due entirely to the acquisition of Gerber Apparel, which contributed $36 of revenue in the first quarter. Excluding the impact of the Gerber acquisition, sales of Other Soft Goods (Intimate Apparel and Recreation Products) were down $10 or 8% from last year.

WOMEN'S SPORTSWEAR sales represented 60% of total company sales in the first quarter. Sales of Women's Sportswear in the first quarter increased $55 or 15% from last year to $416. $49 of the year-to-year growth came from the acquisition of Briggs on February 4, 2003, with internal growth from the rest of the Women's portfolio of 2%.

Our core brands (Sag Harbor, Koret, My Michelle and Dorby) which represent 57% of Kellwood's women's sportswear business, had good sell in during the first quarter with sales up $18 or 8% versus last year. Sag Harbor sportswear and My Michelle junior sportswear were exceptionally strong.

Operating earnings for the quarter were $36.0, up $6.3 from last year due primarily to the acquisition of Briggs. Gross profit as a percent of sales improved nearly one percentage point to 22.0% of sales versus 21.2% last year due to improved sourcing and less surplus and obsolete inventory. The improvement in gross profit was offset by higher SG&A spending largely attendant with several new marketing initiatives. Some of the new brands and programs generated only a nominal amount of revenue in the first quarter - and others will not ship until the third or fourth quarter but nevertheless required investment or start up spending in the first quarter.

MEN'S SPORTSWEAR. The Men's Sportswear segment represented 18% of Company sales in the first quarter. The Men's Sportswear segment consists of three distinct business units: Smart Shirts, Kellwood Menswear, and the recently acquired Auburn Hosiery. Sales in the quarter were $127, up $38 or 42% from last year. The acquisition of Gerber Hosiery contributed $13 of the year-to-year increase in sales with internal sales growth of $25 or 28%.

Smart Shirts continues to grow in a very weak market. Most of the year-to-year increase came from the growing number of brands licensed by Smart Shirts including our newest addition, Claiborne dress shirts sold to all of the major department stores. The growth in the branded business contributed to the significant year-to-year increase in gross margin and operating earnings.

Menswear sales for the quarter were $21, up $4 or 21% from last year. The Menswear business consists of two parts: private label sportswear (principally bottoms) and branded Slates tops and Northern Isles knitwear. In the private label bottoms area, sales were bolstered by significant increases in business with key customers. Sales in the branded business were down from last year.

Operating earnings for the quarter were $7.8, up $2.4 from last year due to increased earnings from businesses that were part of Kellwood in both 2003 and 2002.

THE OTHER SOFT GOODS SEGMENT represented 21% of Company sales in the first quarter. The Other Soft Goods segment consists of three distinct business units -- Intimate Apparel, Gerber Apparel and American Recreation Products. Sales in the quarter increased $26 or 22% versus last year. The acquisition of Gerber Apparel contributed a $36 increase in sales; sales of businesses that were part of Kellwood in both years were down $10 or 8%. Sales from the two ongoing divisions of Other Soft Goods, Intimate Apparel and Recreation Products were down due to weak customer demand and softness in the camping business.

In the face of a difficult environment, we planned for a challenging year in 2003 and took action to improve gross margins and lower SG&A spending as well as improve working capital management and return on capital. As a result of facility consolidations and moving essentially all of our sourcing to contractors in the Far East, margins

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                 (Dollars in Millions except per share data)
                 -------------------------------------------


have improved 1.3 percentage points, and SG&A spending has been reduced.

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

LEVERAGE
--------
As of May 3, 2003, Kellwood's debt-to-capital ratio reached 34.1% down
1.3 percentage points from February 1, 2003. This is particularly notable in light of the fact that during the first quarter the Company absorbed the $140 acquisition of Briggs. The ratio of total debt-to-capital fell
7.5 percentage points from April of last year. The three primary drivers of this improvement were free cash flow, working capital management, and the $80 of new equity issued in conjunction with the Gerber and Briggs acquisitions.

WORKING CAPITAL
---------------
The CURRENT RATIO decreased to 2.7 at May 3, 2003 compared to 3.2 at May 4,
2002.

CASH AND TIME DEPOSITS were $95 at May 3, 2003 compared to $152 last year. During the past 12 months, approximately $146 of cash was used in acquisitions. Cash flow and working capital management have covered two-thirds of these investments. Working capital as a percentage of sales is currently running at about 17% compared to 21% last year.

ACCOUNTS RECEIVABLE were $390, up $59 from last year. Excluding the receivables of Briggs and Gerber at May 3, 2003, receivables were flat with the prior year. Days sales outstanding were 52.4 days as of May 3, 2003 compared to 54.6 days last year.

INVENTORIES were up $17, or 6.5%, to $287 as of May 3, 2003. Days supply now stands at an estimated 69 days. This represents a 3 day improvement from last year. Excluding acquisitions, inventories are down $30, or 11%.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $4.7 for the first quarter compared to $3.0 in the comparable period last year. Capital spending for 2003 is expected to be about $26 - 28.

DEBT:
On April 30, 2002 the Company executed a $240 3-year committed, unsecured bank credit facility. On January 31, 2003 this credit facility was increased to $280. This facility can be used for borrowings and/or letters of credit. Borrowings under this facility bear interest at a spread of approximately 1.45% over LIBOR. At May 3, 2003, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $64.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                 (Dollars in Millions except per share data)
                 -------------------------------------------


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

    o the economic impact of uncontrollable factors, such as terrorism and war;

    o disruptions to transportation systems or shipping lanes used by the Company or its suppliers;

    o continued satisfactory relationships with licensees and licensors of trademarks and brands;

    o    the impact of economic changes such as:

         o    the overall level of consumer spending for apparel,

         o    national and regional economic conditions,

         o    inflation or deflation,

         o changes in oil prices, including their impact on fabric prices and/or transportation costs;

         o    currency exchange fluctuations,

         o    changes in interest rates and other capital market conditions;

    o stable governments and business conditions in the nations where the Company's products are manufactured;

    o health or other issues that could affect the free-flow of people and goods between nations where the Company's products are manufactured;

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                 (Dollars in Millions except per share data)
                 -------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At May 3, 2003, the Company's debt portfolio was composed of approximately 1% variable-rate debt and 99% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2003.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $342 at May 3, 2003 which compares to their book value of $304. With respect to the Company's fixed-rate debt outstanding at May 3, 2003, a 10% increase in interest rates would have resulted in approximately a $12 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $13 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Hal J. Upbin, Kellwood's Chairman, President and Chief Executive Officer, and W. Lee Capps, III, Kellwood's Senior Vice President Finance and Chief Financial Officer, with the participation of the Company's management group evaluated Kellwood's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II. OTHER INFORMATION
                         --------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
At the May 29, 2003 Annual Meeting of Shareowners, four directors were elected to serve for two-year terms. The tabulation was as follows:


Directors                          Shares Voted For        Shares Withheld
Kitty G. Dickerson                    22,318,082               929,373
Jerry M. Hunter                       16,964,272              6,283,182
Larry R. Katzen                       22,305,624               941,830
Janice E. Page                        22,314,834               932,622

Other directors whose term of office continued after the meeting are:
Raymond F. Bentele, Martin Bloom, Leonard A. Genovese, Martin J. Granoff, and Hal J. Upbin.


ITEM 5.  OTHER INFORMATION.
--------------------------
On May 29, 2003, the employment agreement between Hal J. Upbin and the Company was amended to extend its term through January 31, 2006 under the same terms and conditions as currently in effect. The extension was provided in order to accommodate succession planning for the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.    Description
         -------------    -----------
             10.8*        Amendment to Employment Agreement dated May 29, 2003
                          between Kellwood Company and Hal J. Upbin, filed herewith.

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Denotes management contract or compensatory plan.

    b) REPORTS ON FORM 8-K:
       The following reports were filed on Form 8-K during the three months ended May 3, 2003:
             Current Report on Form 8-K dated February 4, 2003 reporting under Items 5 and 7
             Current Report on Form 8-K dated March 6, 2003 reporting under Items 5 and 7

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY


June 11, 2003    /s/ W. Lee Capps, III
                 ---------------------
                 W. Lee Capps, III
                 Senior Vice President Finance and Chief Financial Officer
                 (Principal Financial Officer)


June 11, 2003    /s/ Lawrence E. Hummel
                 ----------------------
                 Lawrence E. Hummel
                 Vice President Finance (Principal Accounting Officer)

CERTIFICATIONS


I, Hal J. Upbin, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended May 3, 2003, of Kellwood Company;

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


Date: June 11, 2003


                                /s/ HAL J. UPBIN
                                ----------------
                                Hal J. Upbin
                                Chairman, President and Chief Executive Officer

I, W. Lee Capps, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended May 3, 2003, of Kellwood Company;

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



Date: June 11, 2003


                    /s/ W. LEE CAPPS, III
                    ---------------------
                    W. Lee Capps, III
                    Senior Vice President Finance and Chief Financial Officer