Form 10-Q
period 2003-08-02
KELLWOOD CO
filed 2003-09-04
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended August 2, 2003

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ------------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          DELAWARE                                          36-2472410
---------------------------------                   ---------------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                       63178
---------------------------------------------------                       -----
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ---      ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Exchange Act).   YES   X    NO
                                                       ---      ---

Number of shares of common stock, par value $.01, outstanding at August 2, 2003 (only one class): 26,527,626.

                                        KELLWOOD COMPANY
                                        ----------------

                                             INDEX
                                             -----


                                                                                       Page No.
                                                                                       --------
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheet                                      3

                  Condensed Consolidated Statement of Earnings                              4

                  Condensed Consolidated Statement of Cash Flows                            5

                  Notes to Condensed Consolidated Financial Statements                   6-11

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                      12-19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk               19

         Item 4.  Controls and Procedures                                                  19


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                         20

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)


                                                            August 2, 2003      August 3, 2002     February 1, 2003
                                                            --------------      --------------     ----------------
ASSETS
------
Current assets:
    Cash and time deposits                                  $       112,078     $       142,679     $       211,862
    Receivables, net                                                314,675             290,152             326,025
    Inventories                                                     355,572             403,901             362,742
    Prepaid taxes and expenses                                       46,897              40,273              41,502
                                                           ----------------     ---------------     ---------------
         Total current assets                                       829,222             877,005             942,131

Property, plant and equipment, net                                  102,918             128,718             105,913

Intangible assets, net                                              115,304              59,092              58,512

Goodwill                                                            163,071              76,076             102,224

Other assets                                                         34,674              50,563              45,799
                                                           ----------------     ---------------     ---------------

Total assets                                               $      1,245,189     $     1,191,454     $     1,254,579
                                                           ================     ===============     ===============



LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                      $         26,975     $        18,219     $        26,996
    Notes payable                                                         -                 659                 636
    Accounts payable                                                180,864             179,852             187,003
    Accrued salaries and employee benefits                           41,315              38,075              55,547
    Accrued expenses                                                 54,951              56,518              82,502
                                                           ----------------     ---------------     ---------------
         Total current liabilities                                  304,105             293,323             352,684

Long-term debt                                                      276,224             303,055             278,515

Deferred income taxes and other                                      63,246              58,579              64,261

Shareowners' equity:
    Common stock                                                    239,978             214,479             214,826
    Retained earnings                                               475,304             437,180             456,226
    Accumulated other comprehensive income                          (10,265)            (14,387)            (11,090)
    Less treasury stock, at cost                                   (103,403)           (100,775)           (100,843)
                                                           ----------------     ---------------     ---------------
         Total shareowners' equity                                  601,614             536,497             559,119
                                                           ----------------     ---------------     ---------------

Total liabilities and shareowners' equity                  $      1,245,189     $     1,191,454     $     1,254,579
                                                           ================     ===============     ===============



See notes to condensed consolidated financial statements.

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                            ---------------------------------
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                --------------------------------------------------------
                                      (Amounts in thousands, except per share data)


                                                          Three Months Ended                    Six Months Ended
                                                   --------------------------------    ---------------------------------
                                                      August 2,          August 3,         August 2,         August 3,
                                                        2003               2002              2003              2002
                                                   --------------     -------------     -------------      -------------
Net sales                                          $      526,789     $     463,346     $   1,216,011      $   1,034,026

Costs and expenses:
    Cost of products sold                                 418,787           372,221           968,973            836,015
    Selling, general and
       administrative expenses                             88,280            77,420           185,286            156,915
    Provision for realignment                                   -                 -                 -              7,244
    Amortization of intangible assets                       2,087             1,330             4,932              2,055
    Interest expense                                        6,206             7,072            12,658             13,911
    Interest (income) and other, net                        1,104              (724)            1,509             (1,287)
                                                   --------------     -------------     -------------      -------------

Earnings before income taxes                               10,325             6,027            42,653             19,173

Income taxes                                                3,639             2,100            15,139              6,700
                                                   --------------     -------------     -------------      -------------

Net earnings                                       $        6,686     $       3,927     $      27,514      $      12,473
                                                   ==============     =============     =============      =============




Weighted average shares outstanding:

    Basic                                                  26,432            24,200            26,302             23,573
                                                   ==============     =============     =============      =============

    Diluted                                                26,970            24,682            26,761             23,942
                                                   ==============     =============     =============      =============


Earnings per share:

    Basic                                          $          .25     $         .16     $        1.05      $         .53
                                                   ==============     =============     =============      =============

    Diluted                                        $          .25     $         .16     $        1.03      $         .52
                                                   ==============     =============     =============      =============


Dividends paid per share                           $          .16     $         .16     $         .32      $         .32
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


                                                                                              Six months ended
                                                                                     ----------------------------------
                                                                                     August 2, 2003      August 3, 2002
                                                                                     --------------      --------------
OPERATING ACTIVITIES:

Net earnings                                                                         $       27,514      $       12,473

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                        18,086              14,385
        Provision for realignment                                                                 -               7,244
        Deferred income taxes and other                                                       8,525               4,089

Changes in working capital components:
        Receivables, net                                                                     38,343              50,949
        Inventories                                                                          18,521              11,966
        Prepaid taxes and expenses                                                           (5,287)             (1,828)
        Accounts payable and accrued expenses                                               (62,974)             23,886
                                                                                     --------------      --------------
Net cash from operating activities                                                           42,728             123,164
                                                                                     --------------      --------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                  (10,093)             (6,103)
Acquisitions, net of cash acquired                                                         (134,150)            (17,835)
Subordinated note receivable                                                                    688             (11,000)
Dispositions of fixed assets                                                                  1,923                 993
                                                                                     --------------      --------------
Net cash from investing activities                                                         (141,632)            (33,945)
                                                                                     --------------      --------------

FINANCING ACTIVITIES:
Net proceeds from notes payable                                                                   -              (6,953)
Reduction of long-term debt                                                                  (2,948)             (7,204)
Dividends paid                                                                               (8,428)             (7,371)
Stock transactions under incentive plans                                                     10,496               5,749
                                                                                     --------------      --------------
Net cash from financing activities                                                             (880)            (15,779)
                                                                                     --------------      --------------

NET INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                                           (99,784)             73,440
Cash and time deposits, beginning of period                                                 211,862              69,239
                                                                                     --------------      --------------
Cash and time deposits, end of period                                                $      112,078      $      142,679
                                                                                     ==============      ==============

Supplemental Cash Flow Information:
        Interest Paid                                                                $       14,596      $       13,979
                                                                                     ==============      ==============
        Income Taxes Paid                                                            $       32,360      $       13,540
                                                                                     ==============      ==============

Significant non-cash investing and financing activities:
        Issuance of stock for acquisitions                                           $       11,891      $       68,185
                                                                                     ==============      ==============


See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                (Dollars in thousands, except per share data)


1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the statements presented. Such adjustments were normal and recurring in nature. Accounting policies have been continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for fiscal 2002 (the year ended February 1, 2003). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2002 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS. On June 25, 2002 the Company completed the acquisition of Gerber Childrenswear, Inc. (Gerber). On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates.

The purchase price allocation for the Gerber acquisition was finalized during the second quarter of 2003. The finalization of the purchase price did not result in any significant change to the preliminary purchase price allocation.

The original purchase price for Briggs was approximately $128,000 in cash and .5 million shares of Kellwood common stock valued at approximately $12,000 at the date of acquisition. During the second quarter an additional purchase price payment of $3,700 was made as a result of higher working capital at closing. The Company is in the process of evaluating the tangible and intangible assets of Briggs. We expect the purchase price allocations for the Briggs acquisition to be finalized in the first quarter of 2004. Additional cash purchase consideration may be due if Briggs achieves certain specified financial performance targets over the next four years. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each of the four years after the acquisition. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price.

The amounts and lives assigned to each identifiable intangible asset as well as the goodwill resulting from the finalized Gerber and preliminary Briggs purchase price allocations are as follows:

                                                Gerber (final)               Briggs (preliminary)
                                         ----------------------------    --------------------------
                                             Lives         Amounts         Lives        Amounts
                                         ------------- --------------    -----------  -------------
     Identifiable intangible assets:
         Tradenames                               15   $        8,500             20  $      32,000
         Customer relationships                   20            4,900             15         30,000
         License rights                    1.5 to 13.5         12,820                             -
                                                       --------------                 -------------
                                                               26,220                        62,000
     Goodwill                                                  23,784                        60,000
                                                       --------------                 -------------
     Total intangibles and goodwill                    $       50,004                 $     122,000
                                                       ==============                 =============

The estimated intangible amounts for Briggs decreased by $13,079 (with an offsetting increase to goodwill) during the second quarter due to better estimates being available. As a result, amortization decreased during the quarter by approximately $700.

The Company's unaudited consolidated results of operations for the three and six months ended August 3, 2002, on a pro-forma basis, assuming the Gerber and Briggs acquisitions had occurred at the beginning of 2002 are: net sales of $539.8 and $1,207.1, respectively, net income of $5.7 and $19.2, respectively, and diluted earnings per share of $.22 and $.73, respectively. These pro forma results are not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the year or of future operating results.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                (Dollars in thousands, except per share data)



3. DISCONTINUED OPERATION. In August 2003 the Company decided to discontinue the European component of Auburn Hosiery. All European manufacturing, distribution and sales will cease. These operations are comprised of two manufacturing and distribution facilities with 275 employees, all located in Ireland. The closing of one of these facilities and the consolidation of operations into the other was previously planned and accrued for in Gerber's opening balance sheet as discussed in Note 11. Beginning in the third quarter, the operating results for the European component of Auburn Hosiery, along with the costs of discontinuance will be removed from continuing operations for all periods presented and shown as a discontinued operation.

4. INVENTORIES. Inventories consist of the following:

                                                            August 2,         August 3,         February 1,
                                                              2003               2002              2003
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     272,521     $     305,904     $      278,060
      Work in process                                            39,215            39,408             43,321
      Raw materials                                              43,836            58,589             41,361
                                                          -------------     -------------     --------------
      Total Inventories                                   $     355,572     $     403,901     $      362,742
                                                          =============     =============     ==============
      Net of obsolescence reserves of                     $      34,091     $      32,548     $       34,120
                                                          =============     =============     ==============

5. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility (the "2002 Facility"). On January 31, 2003 this credit facility was increased to $280,000. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at approximately 1.45% over LIBOR. At August 2, 2003, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $62,060.

In addition, the Company maintains informal uncommitted lines of credit with two banks, which totaled $20,000 at August 2, 2003. There were no borrowings under these uncommitted lines at August 2, 2003.

6. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                                       Three months ended                   Six months ended
                                                --------------------------------     -------------------------------
                                                August 2, 2003    August 3, 2002     August 2, 2003   August 3, 2002
                                                --------------    --------------     --------------   --------------
Net earnings                                    $       6,686     $        3,927     $       27,514   $       12,473

Other comprehensive income:
   Currency translation adjustment                       (480)               146               (979)             (82)
   Unrecognized gain/(loss) on derivatives                100               (152)               155             (117)
                                                -------------     --------------     --------------   --------------

    Total comprehensive income                  $       6,306     $        3,921     $       26,690   $       12,274
                                                =============     ==============     ==============   ==============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                (Dollars in thousands, except per share data)


7. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                       Three months ended                   Six months ended
                                                --------------------------------     -------------------------------
                                                August 2, 2003    August 3, 2002     August 2, 2003   August 3, 2002
                                                --------------    --------------     --------------   --------------
Numerator: Net earnings                         $       6,686     $        3,927     $       27,514   $       12,473
                                                =============     ==============     ==============   ==============

Denominator (000's):
    Average shares outstanding - Basic                 26,432             24,200             26,302           23,573

    Impact of stock options                               538                482                459              369
                                                -------------     --------------     --------------   --------------

    Average shares outstanding - Diluted               26,970             24,682             26,761           23,942
                                                =============     ==============     ==============   ==============

Basic Earnings Per Share                        $         .25     $          .16     $         1.05   $          .53
                                                =============     ==============     ==============   ==============
Diluted Earnings Per Share                      $         .25     $          .16     $         1.03   $          .52
                                                =============     ==============     ==============   ==============


8. STOCK OPTION PLANS. On March 5, 2003 the Company granted nonqualified stock options to certain officers and other key employees for 558,700 shares of common stock at an exercise price of $25.05, which was equal to the market value of the shares on the grant date.

The Company is considering adopting the fair value recognition provisions of FAS 123, Accounting for Stock-Based Compensation in the future. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123.

                                                       Three months ended                   Six months ended
                                                --------------------------------     -------------------------------
                                                August 2, 2003    August 3, 2002     August 2, 2003   August 3, 2002
                                                --------------    --------------     --------------   --------------
Net earnings as reported                        $       6,686     $        3,927     $       27,514   $       12,473

Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect               (669)              (664)            (1,339)          (1,327)
                                                -------------     --------------     --------------   --------------

Pro-forma net earnings                          $       6,017     $        3,263     $       26,175   $       11,146
                                                =============     ==============     ==============   ==============

Earnings per share:
    Basic, as reported                          $         .25     $          .16     $         1.05   $          .53
    Basic, pro-forma                            $         .23     $          .13     $         1.00   $          .48
    Diluted, as reported                        $         .25     $          .16     $         1.03   $          .52
    Diluted, pro-forma                          $         .23     $          .13     $          .98   $          .47


9. LICENSES. The Company has exclusive license agreements to market apparel under trademarks owned by other parties. During 2003 new license agreements were entered into for trademarks that included Calvin Klein for women's sportswear, Izod for women's sportswear, Def Jam, Liz Claiborne for women's suits and XOXO for juniors sportswear, intimate apparel and dresses. These agreements contain provisions for minimum royalty and advertising payments based on anticipated sales in future periods. The future minimum amounts for these new agreements total approximately $80 million for periods through 2008.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                (Dollars in thousands, except per share data)


10. NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This statement was adopted by the Company in 2003 and did not have a material impact on consolidated financial position, results of operations or cash flows.

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

The FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The disclosure provisions of this statement have been adopted and are presented in Note 8.

11. FACILITIES REALIGNMENT COSTS. In 2002 the Company decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments included the closing of five warehouse operations and six manufacturing facilities and will result in a reduction of employment by approximately 1,900, primarily production and warehousing personnel. These actions impacted 2002 earnings by $14,987 before tax ($9,703 after tax, or $.39 per share). During the first quarter of 2002 the Company record pretax realignment and related costs of $8,949, which included $1,705 recorded in cost of sales and $7,244 recorded as a provision for realignment. During the second quarter of 2002 the Company recorded additional pretax realignment and related costs of $669 in cost of sales.

Through August 2, 2003 the Company closed five warehouse operations and four manufacturing facilities, resulting in a reduction of employment of approximately 1,200. The costs related to these actions include employee severance, vacant facilities costs, and other cash realignment costs including minimum royalties and customer markdowns on a discontinued license agreement. The asset impairments related primarily to fixed assets that are no longer being used and that have been reduced to estimated liquidating value. Detail for these costs through August 2, 2003 is as follows:

                                                    Amount            Amount           Accrual at
                                                   Provided          Utilized        August 2, 2003
                                                -------------     --------------     --------------
    Employee severance                          $       3,170     $        2,530     $          640
    Vacant facilities costs                             3,838              2,500              1,338
    Other cash realignment costs                        1,915              1,901                 14
                                                -------------     --------------     --------------
    Total realignment, excluding non-cash               8,923     $        6,931     $        1,992
                                                                  ==============     ==============
    Asset impairments                                   6,064
                                                -------------
    Total realignment costs                     $      14,987
                                                =============

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


In connection with the Gerber acquisition, the Company made the decision to implement certain realignment actions within the acquired operations. These realignments include the closing of one warehouse operation, the closing of four manufacturing facilities and the downsizing of two domestic manufacturing facilities and will result in a reduction of employment by approximately 1,350, primarily production and warehouse personnel. The estimated costs of these actions were accrued in the opening balance sheet. Through August 2, 2003, the Company has closed the warehouse operation and two of the four manufacturing plants and completed the downsizing of the two domestic manufacturing facilities, resulting in a reduction of employment of approximately 520. The Company has decided that it will not currently close the third of the four manufacturing facilities that was originally planned to be closed. The accrual of $42 relating to this facility has been reversed, resulting in decreased goodwill. The Company will be proceeding with the closing of the last of the four remaining manufacturing facilities shortly. This is one of two facilities in Ireland that make up the European Hosiery operations. See Note 3 regarding the discontinuance of those operations. This will result in a reduction of employment of approximately
150. Details for the Gerber realignment costs, and the related accruals, through August 2, 2003 are as follows:

                                                    Amount
                                                  Originally         Amount               Accrual at
                                                   Provided         Utilized            August 2, 2003
                                                -------------   ---------------     ---------------------
    Employee severance                          $       4,789   $         1,221     $               3,568
    Vacant facilities costs                             2,874               252                     2,622
                                                -------------   ---------------     ---------------------
Total realignment                               $       7,663   $         1,473     $               6,190
                                                =============   ===============     =====================

The Company expects the remaining realignment actions to be completed by yearend.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
      ----------------------------------------------------------------
                (Dollars in thousands, except per share data)


12. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
Women's Sportswear, Men's Sportswear, and Other Soft Goods. Sales, segment earnings, and net assets by segment for the three and six month periods ended August 2, 2003 and August 3, 2002, as well as a reconciliation of the segment earnings (defined as Net Sales less Cost of Products Sold and Selling, General and Administrative expenses) of the reported segments to total Kellwood earnings before income taxes are as follows:

                                                       Three months ended                   Six months ended
                                                --------------------------------     ------------------------------
                                                  August 2,          August 3,         August 2,        August 3,
                                                    2003               2002              2003             2002
                                                -------------     --------------     -------------   --------------
Net Sales:
    Women's Sportswear                          $     291,764     $      267,056     $     707,588   $      628,216
    Men's Sportswear                                  121,064             97,069           247,772          186,172
    Other Soft Goods                                  113,961             99,220           260,651          219,638
                                                -------------     --------------     -------------   --------------
    Kellwood net sales                          $     526,789     $      463,346     $   1,216,011   $    1,034,026
                                                =============     ==============     =============   ==============

Segment earnings (1):
    Women's Sportswear                          $      15,324     $       14,420     $      51,287   $       44,081
    Men's Sportswear                                    7,788              6,212            15,573           11,318
    Other Soft Goods                                    6,235              2,749            16,646            6,265
                                                -------------     --------------     -------------   --------------
    Total segment earnings                             29,347             23,381            83,506           61,664
Amortization of Intangibles                            (2,087)            (1,330)           (4,932)          (2,055)
Interest expense                                       (6,206)            (7,072)          (12,658)         (13,911)
Provision for realignment (2)                               -                  -                 -           (7,244)
General corporate and other                           (10,729)            (8,952)          (23,263)         (19,281)
                                                -------------     --------------     -------------   --------------
    Earnings before income taxes                $      10,325     $        6,027     $      42,653   $       19,173
                                                =============     ==============     =============   ==============

Net Assets at quarter-end:
    Women's Sportswear                          $     453,191     $      375,780
    Men's Sportswear                                  193,040            156,189
    Other Soft Goods                                  178,970            183,430
    Corporate and other                                79,612            143,031
                                                -------------     --------------
    Kellwood total                              $     904,813     $      858,430
                                                =============     ==============

(1) - Realignment costs included in segment earnings above for the three months ended August 3, 2002 were $317 for Women's Sportswear, $109 for Men's Sportswear and $243 for Other Soft Goods, and for the six months ended August 3, 2002 were $402 for Women's Sportswear, $428 for Men's Sportswear, and $1,544 for Other Soft Goods.

(2) - The provision for realignment for the six months ended August 3, 2002 relates to the segments as follows: $4,055 for Women's Sportswear, $1,779 for Men's Sportswear, and $1,410 for Other Soft Goods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in millions, except per share data.)

The discussion below is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of August 2, 2003 and August 3, 2002, and in the condensed consolidated statement of earnings for the three-month and six-month periods ended August 2, 2003 and August 3, 2002, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report to Shareowners.

The Company's internal reporting utilizes net earnings, earnings per share and gross profit excluding the facilities realignment charge. Management evaluates each of its business units using these measures in order to isolate the results of ongoing operations by excluding the charge which is infrequent and unusual. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the facilities realignment costs. The amounts that exclude the facilities realignment charge are non-GAAP measures and may not be comparable to measures used by other entities.


OPERATING RESULTS
-----------------
Sales for the second quarter were $526.8, up $63.4, or 13.7%, from last year. The increase in sales was primarily due to the acquisitions of Gerber on June 25, 2002, and Briggs on February 4, 2003 as well as new brands and programs.

Net earnings for the second quarter were $6.7, or $.25 per share compared to $3.9, or $.16 per share last year on a diluted basis. Included in net earnings for last year's second quarter is $0.7 before-tax, or $0.4 after-tax ($.02 per share) in facilities realignment costs. This represents the 2002 second quarter impact of the $15 pretax facility realignment program implemented in 2002. Excluding the second quarter facilities realignment costs, net earnings for the 2002 second quarter were $4.4, or $.18 per diluted share.

Sales for the first six months were $1,216.0, up $182.0, or 17.6% from the prior year. Net earnings were $27.5, or $1.03 per share compared to $12.5, or $.52 per share last year on a diluted basis. Included in net earnings for the first six months of 2002 is $9.6 before-tax, or $6.3 after-tax ($.26 per share) in facilities realignment costs. Excluding the first half facilities realignment costs, net earnings for the first six months of 2002 were $18.8, or $.78 per diluted share.

ACQUISITIONS. On June 25, 2002 the Company completed the acquisition of Gerber. On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs. These acquisitions have been accounted for under the purchase method of accounting, accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates.

The Company was the original qualified bidder for the purchase of Kasper A.S.L., Limited (Kasper) out of bankruptcy. A final auction was held on August 7, 2003 during which the Company was outbid. The original contract calls for the Company to receive $4,000 if another buyer prevails. This amount will be recorded as income, net of bid related expenses (currently estimated at $1,500), when the sale of Kasper closes. This is currently anticipated to be in the fourth quarter of 2003.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


SUMMARIZED FINANCIAL DATA for the three and six month periods ended August 2, 2003 and August 3, 2002, including facilities realignment costs in fiscal 2002, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                             Three months ended                        Six months ended
                                     ----------------------------------      ------------------------------------
                                     August 2,   August 3,                   August 2,    August 3,
                                       2003        2002         Change         2003         2002           Change
                                     --------    --------       ------       ---------    ---------        ------
     Net Sales                       $  526.8    $  463.3        13.7%       $ 1,216.0    $ 1,034.0         17.6%
     Cost of products sold (1)          418.8       372.2        12.5%           969.0        836.0         15.9%
                                     --------    --------       ------       ---------    ---------        ------
     Gross Profit (1)                   108.0        91.1        18.5%           247.0        198.0         24.8%
     SG&A                                88.3        77.4        14.0%           185.3        156.9         18.1%
                                     --------    --------       ------       ---------    ---------        ------
     Gross Profit less SG&A (1) (2)      19.7        13.7        43.9%            61.8         41.1         50.3%
     Provision for realignment (1)          -           -                            -          7.2
     Amortization of intangibles          2.1         1.3        56.9%             4.9          2.1        140.0%
     Interest expense                     6.2         7.1       (12.2%)           12.7         13.9         (9.0%)
     Interest (income) & other, net       1.1        (0.7)         NM              1.5         (1.3)           NM
                                     --------    --------       ------       ---------    ---------        ------
     Earnings before tax                 10.3         6.0        71.3%            42.7         19.2        122.5%
     Income taxes                         3.6         2.1        73.3%            15.1          6.7        126.0%
                                     --------    --------       ------       ---------    ---------        ------
     Net earnings                    $    6.7    $    3.9        70.2%       $    27.5    $    12.5        120.6%
                                     ========    ========       ======       =========    =========        ======
     Effective tax rate                 35.2%       34.8%                        35.5%        34.9%
     Average diluted shares              27.0        24.7         9.3%            26.8         23.9         11.8%
                                     --------    --------       ------       ---------    ---------        ------
     Diluted Earnings per Share      $    .25    $    .16        55.8%       $    1.03    $     .52         97.4%
                                     --------    --------       ------       ---------    ---------        ------

(1) - The impact of facilities realignment costs included in data above for the three months ended August 3, 2002 was $.7 included in cost of products sold ($.4 in net earnings and $.02 in diluted earnings per share), and for the six months ended August 3, 2002 was $2.4 included in cost of products sold and $7.2 included in provision for realignment ($6.3 in net earnings and $.26 in diluted earnings per share).

(2) - Gross Profit less SG&A differs from Operating Income in that it excludes the provision for realignment and amortization of intangibles. Gross Profit less SG&A should not be considered as an alternative to operating income, which for the three and six months ended August 2, 2003 was $17.6 and $56.9, respectively, and for the three and six months ended August 3, 2002, was $12.4 and $31.8, respectively. Gross Profit less SG&A is one of the primary measures used by management to evaluate the Company's performance as well as the performance of the Company's business units and segments. Management believes the comparison of Gross Profit less SG&A between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the facilities realignment charges and amortization of intangibles, the changes in which are explained elsewhere. The subtotal of Gross Profit less SG&A may not be comparable to any similarly titled measure used by another company.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


                                             Three months ended                        Six months ended
                                     ---------------------------------       ------------------------------------
                                     August 2,   August 3,                   August 2,    August 3,
As a percentage of net sales:          2003        2002         Change         2003         2002           Change
-----------------------------        --------    --------       ------       ---------    ---------        ------
     Net Sales                         100.0%      100.0%                       100.0%       100.0%
     Cost of products sold              79.5%       80.3%        (0.8%)          79.7%        80.9%         (1.2%)
                                     --------    --------       ------       ---------    ---------        ------
     Gross Profit                       20.5%       19.7%         0.8%           20.3%        19.1%          1.2%
     SG&A                               16.8%       16.7%         0.0%           15.2%        15.2%          0.1%
                                     --------    --------       ------       ---------    ---------        ------
     Gross Profit less SG&A              3.7%        3.0%         0.8%            5.1%         4.0%          1.1%
     Provision for realignment              -           -            -            0.0%         0.7%         (0.7%)
     Amortization of intangibles         0.4%        0.3%         0.1%            0.4%         0.2%          0.2%
     Interest expense                    1.2%        1.5%        (0.3%)           1.0%         1.3%         (0.3%)
     Interest (income) & other, net      0.2%       (0.2%)        0.4%            0.1%        (0.1%)         0.2%
                                     --------    --------       ------       ---------    ---------        ------
     Earnings before tax                 2.0%        1.3%         0.7%            3.5%         1.9%          1.7%
     Income taxes                        0.7%        0.5%         0.2%            1.2%         0.6%          0.6%
                                     --------    --------       ------       ---------    ---------        ------
     Net earnings                        1.3%        0.8%         0.4%            2.3%         1.2%          1.1%
                                     ========    ========       ======       =========    =========        ======

SEASONALITY: Kellwood's businesses are seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the second quarter have historically been lower than for the other quarters of the fiscal year. In recent years, the second quarter's results have represented approximately 21% of the year's sales and 8% of net earnings before unusual items and facilities realignment costs.

SALES for the second quarter were $526.8, increasing $63.4 or 13.7% versus last year. The increase in sales was due to the acquisitions of Gerber and Briggs (approximately $68). Sales from new brands and programs were offset by discontinued brands and programs. Sales for the six months ended August 2, 2003, were $1,216.0, increasing $182.0 or 17.6% versus last year. The increase in sales was due to the acquisitions of Gerber and Briggs (approximately $166) and internal growth.

GROSS PROFIT for the second quarter of 2003 was $108.0 or 20.5% of sales. This increased $16.9 or 0.8% of sales versus $91.1 or 19.7% of sales reported last year. Included in gross profit for last year's second quarter is $0.7 in facilities realignment costs. Excluding the 2002 second quarter facilities realignment costs, gross profit for the second quarter of 2003 increased $16.2 or 0.7% of net sales.

Gross profit for the six months ended August 2, 2003, was $247.0 or 20.3% of sales. This increased $49.0 or 1.2% of sales versus $198.0 or 19.1% of sales reported last year. Included in gross profit for the six months ended August 3, 2002 is $2.4 in facilities realignment costs. Excluding the facilities realignment costs, gross profit for the six months ended August 2, 2003, increased $46.6 or 0.9% of net sales. The improvement in Kellwood's gross margin rate for the three and six months ended August 2, 2003, resulted from cost reductions due to moving more contract production from the Western to Eastern hemisphere and using Kellwood's newly established trading company, in addition to having less surplus and obsolete inventory to reserve for and liquidate, and the elimination of several non-competitive manufacturing facilities in North America, Mexico, and the Caribbean Basin.

SG&A EXPENSE for the second quarter and for the six months ended August 2, 2003, increased $10.9 and $28.4 respectively, compared to the corresponding periods of the prior year. This increase is primarily due to the acquisitions of Briggs and Gerber ($7.0 for the second quarter and $16.5 for the six months ended August 2, 2003) and spending related to several new brands and marketing initiatives ($6.5 for the second quarter and $9.9 for the six months ended August 2, 2003). These initiatives provided relatively little sales volume during the six months ended August 2, 2003, but are expected to provide growth in late 2003 and in 2004. For the three and six month periods ended August 2, 2003, SG&A expense as a percent of sales was relatively constant compared to the corresponding periods of the prior year.

PROVISION FOR REALIGNMENT represents the impact of the facility realignment program implemented in 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS - (continued)
                  ---------------------------------------
                (Dollars in Millions, except per share data)


AMORTIZATION of intangible assets for the second quarter and for the six months ended August 2, 2003, increased $0.8 and $2.8, respectively, compared to the corresponding periods of the prior year. The increase was due to the amortizable intangible assets acquired in the Gerber and Briggs acquisitions.

INTEREST EXPENSE decreased $0.9 or 12.2% for the second quarter and $1.2 or 9.0% for the six months ended August 2, 2003 compared to the corresponding periods of the prior year. As a percentage of net sales, interest expense decreased to 1.2% from 1.5% for second quarter and to 1.0% from 1.3% for the six months ended August 2, 2003. The decrease in interest expense is due to a combination of lower average debt balances and lower rates.

INTEREST INCOME AND OTHER, net for the second quarter and for the six months ended August 2, 2003 decreased $1.8 and $2.8, respectively, compared to the corresponding periods of the prior year. The decrease in interest income and other, net is primarily due to lower earnings related to a 50 percent owned joint venture accounted for using the equity method and less interest income.

INCOME TAXES. The Company's effective income tax rate of 35.5% is the rate expected to be applicable for the full fiscal year. The overall rate is slightly higher than the corresponding period of last year due to a higher percentage of U.S. earnings in the current year, which are taxed at a higher rate and a higher state tax rate as a result of the Briggs acquisition.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased in both the three and six month periods primarily as a result of the shares issued in connection with the acquisitions of Gerber and Briggs.

SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                             Three months ended                        Six months ended
                                     ----------------------------------      ----------------------------------
                                     August 2,   August 3,                   August 2,    August 3,
                                       2003        2002         Change         2003         2002         Change
                                     --------    --------       ------       --------    ---------       ------
     Women's Sportswear              $  291.8    $  267.1         9.3%       $  707.6    $   628.2        12.6%
     Men's Sportswear                   121.1        97.1        24.7%          247.8        186.2        33.1%
     Other Soft Goods                   114.0        99.2        14.9%          260.7        219.6        18.7%
                                     --------    --------       ------       --------    ---------       ------
     Total Net Sales                 $  526.8    $  463.3        13.7%       $1,216.0    $ 1,034.0        17.6%
                                     ========    ========       ======       ========    =========       ======

Earnings by segment (excluding facilities realignment costs in the prior year) were as follows:

                                         Three months ended - amounts          Three months ended - percentages
                                     ----------------------------------      ------------------------------------
                                     August 2,   August 3,                   August 2,    August 3,
                                       2003        2002         Change         2003         2002         Change
                                     --------    --------       ------       --------     --------       ------
     Women's Sportswear              $   15.3    $   14.7         4.0%           5.3%         5.5%        (0.3%)
     Men's Sportswear                     7.8         6.3        23.2%           6.4%         6.5%        (0.1%)
     Other Soft Goods                     6.2         3.0       108.4%           5.5%         3.0%         2.5%
                                     --------    --------       ------       --------     --------       ------
     Segment Earnings                $   29.3    $   24.1        22.0%           5.6%         5.2%         0.4%
                                     ========    ========       ======       ========     ========       ======

                                          Six months ended - amounts            Six months ended - percentages
                                     ----------------------------------      ------------------------------------
                                     August 2,   August 3,                   August 2,    August 3,
                                       2003        2002         Change         2003         2002         Change
                                     --------    --------       ------       --------     --------       ------
     Women's Sportswear              $   51.3    $   44.5        15.3%           7.2%         7.1%         0.2%
     Men's Sportswear                    15.6        11.7        32.6%           6.3%         6.3%        (0.0%)
     Other Soft Goods                    16.6         7.8       113.2%           6.4%         3.6%         2.8%
                                     --------    --------       ------       --------     --------       ------
     Segment Earnings                $   83.5    $   64.0        30.4%           6.9%         6.2%         0.7%
                                     ========    ========       ======       ========     ========       ======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


WOMEN'S SPORTSWEAR. Sales for the second quarter of fiscal 2003 were $291.8, increasing $24.7 or 9.3% versus last year. Sales for the six months ended August 2, 2003 were $707.6, increasing $79.4 or 12.6% versus last year. The increase in sales for both periods was primarily due to the acquisition of Briggs (which had sales of $45.2 for the second quarter and $93.9 for the six months ended August 2, 2003), partially offset by declining sales in most of our other women's business units. This decline is primarily attributable to sales decreases of private label merchandise and dresses and decreased sales to specialty stores.

Segment earnings for the second quarter of fiscal 2003 were $15.3, up $0.6 from last year and for the six months ended August 2, 2003 were $51.3, up $6.8 from last year. The primary reason for the increase in segment earnings during both periods was an improvement in the gross margin percentage due to product sourcing, partially offset by increased SG&A spending related to new marketing initiatives.

MEN'S SPORTSWEAR. Sales for the second quarter of 2003 were $121.1, increasing $24.0 or 24.7% versus last year. Sales for the six months ended August 2, 2003 were $247.8, increasing $61.6 or 33.1% versus last year. The acquisition of Gerber resulted in added sales of $5.5 in the second quarter and $18.5 for the six months ended August 2, 2003. Sales growth in businesses that were part of the Company in both 2003 and 2002 was across every major product category and included increases in branded and private label businesses.

Segment earnings for the second quarter of fiscal 2003 were $7.8, up $1.5 from last year and for the six months ended August 2, 2003 were $15.6, up $3.9 from last year. The increase in segment earnings for both periods was primarily due to increased earnings from businesses that were part of the Company in both 2003 and 2002.

OTHER SOFT GOODS. The Other Soft Goods segment contains three businesses:
Intimate Apparel, Gerber Apparel and American Recreation Products. Sales for the second quarter of fiscal 2003 were $114.0, increasing $14.8 or 14.9% versus last year. Sales for the six months ended August 2, 2003 were $260.7, increasing $41.1 or 18.7% versus last year. The increase in sales for both periods was primarily due to the Gerber acquisition (which had sales increases of $17.7 for the second quarter and $53.9 for the six months ended August 2, 2003) partially offset by sales declines at the two business units that were part of Kellwood in both years. Sales at these two business units (Intimate Apparel and Recreation Products) were down due to weak customer demand and softness in the camping business.

Segment earnings for the second quarter of fiscal 2003 were $6.2, up $3.2 from last year and for the six months ended August 2, 2003 were $16.6, up $8.8 from last year. The Company planned for a challenging year in 2003 and took action to improve gross margins and lower SG&A spending as well as improve working capital management and return on capital. As a result of facility consolidations and moving the majority of sourcing to contractors in the Far East, margins have improved, SG&A spending has been reduced, and segment earnings have increased.

GENERAL CORPORATE AND OTHER EXPENSE for the second quarter of fiscal 2003 was $10.7, up $1.8 from last year and for the six months ended August 2, 2003 was $23.3, up $4.0 from last year. The increases in both periods are primarily due to increases in various corporate expenses, lower earnings related to a joint venture accounted for using the equity method and less interest income.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


FINANCIAL CONDITION
-------------------
Cash flow from operations is the Company's primary source of liquidity. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio. Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories and by the amount of accounts payable.

LEVERAGE
--------
As of August 2, 2003, the Company's debt-to-capital ratio reached 33.5% down
1.9 and 4.0 percentage points from February 1, 2003 and August 3, 2002, respectively. This is particularly notable in light of the fact that during the first quarter the Company absorbed the $140 acquisition of Briggs. The three primary drivers of this improvement were free cash flow, working capital management, and $12 of new equity issued in conjunction with the Briggs acquisition.

WORKING CAPITAL
---------------
The CURRENT RATIO decreased to 2.7 at August 2, 2003 compared to 3.0 at August 3, 2002.

CASH AND TIME DEPOSITS were $112.1 at August 2, 2003 compared to $142.7 at August 3, 2002. During the past 12 months, approximately $128 of cash was used in acquisitions. Cash flow and working capital management have covered almost all of the cash used for acquisitions. Working capital as a percentage of sales is currently running at about 17.0%, which compares favorably to the 18.1% average in 2002.

ACCOUNTS RECEIVABLE were $314.7, up $24.5 from last year. Excluding the receivables of Briggs at August 2, 2003, receivables were down $10.5 compared to the prior year. Days sales outstanding were 48 days as of August 2, 2003 compared to 49 days last year.

INVENTORIES were $355.6, down $48.3, or 12.0%, from August 3, 2002. Days supply now stands at an estimated 63 days. This represents a 7-day improvement from last year. Excluding the acquisition of Briggs, inventories are down $56.5, or 14.0%.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $10.1 for the first six months of 2003 compared to $6.1 in the comparable period last year. Capital spending for 2003 is expected to be about $22 to 24.

DEBT:
On April 30, 2002 the Company executed a $240 3-year committed, unsecured bank credit facility. On January 31, 2003 this credit facility was increased to $280. This facility can be used for borrowings and/or letters of credit. Borrowings under this facility bear interest at approximately 1.45% over LIBOR. At August 2, 2003, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $62.1.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At August 2, 2003, the Company's debt portfolio was composed of approximately 1% variable-rate debt and 99% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2003.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $309 at August 2, 2003 which compares to their book value of $302. With respect to the Company's fixed-rate debt outstanding at August 2, 2003, a 10% increase in interest rates would have resulted in approximately a $13 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $14 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Hal J. Upbin, Kellwood's Chairman, President and Chief Executive Officer, and W. Lee Capps, III, Kellwood's Senior Vice President Finance and Chief Financial Officer, with the participation of the Company's management group evaluated Kellwood's disclosure controls and procedures as of August 2, 2003, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II. OTHER INFORMATION
                         --------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
    a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.                Description
         -------------                -----------
                 31                   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

                 32                   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

    b)   REPORTS ON FORM 8-K:
         The following reports were filed on Form 8-K during the three months ended August 2, 2003:
                  Current Report on Form 8-K dated May 30, 2003 reporting under items 7 and 9
                  Current Report on Form 8-K dated June 13, 2003 reporting under items 5 and 7
                  Current Report on Form 8-K dated June 19, 2003 reporting under items 5 and 7

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



September 4, 2003                            /s/ W. Lee Capps, III
                                            -----------------------------------
                                            W. Lee Capps, III
                                            Senior Vice President Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


September 4, 2003                            /s/ Lawrence E. Hummel
                                            -----------------------------------
                                            Lawrence E. Hummel
                                            Vice President Finance (Principal
                                            Accounting Officer)