Form 10-Q
period 2003-11-01
KELLWOOD CO
filed 2003-12-04
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


        For the quarterly period ended November 1, 2003

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    ------------------


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

Number of shares of common stock, par value $.01, outstanding at November 1, 2003 (only one class): 26,728,082.

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----

                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheet                       3

                  Condensed Consolidated Statement of Earnings               4

                  Condensed Consolidated Statement of Cash Flows             5

                  Notes to Condensed Consolidated Financial Statements    6-14

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       15-23

         Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                            23

         Item 4.  Controls and Procedures                                   23


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          24

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)

                                                              November 1,         November 2,           February 1,
                                                                 2003                2002                  2003
                                                              -----------         -----------           -----------
ASSETS
------
Current assets:
    Cash and time deposits                                    $  124,187          $  180,393            $  210,323
    Receivables, net                                             381,690             339,566               322,377
    Inventories                                                  266,806             333,283               351,101
    Prepaid taxes and expenses                                    44,942              41,464                40,236
    Current assets of discontinued operations                     22,449              20,454                18,094
                                                              ----------          ----------            ----------
         Total current assets                                    840,074             915,160               942,131

Property, plant and equipment, net                                94,445              95,311                99,354
Intangible assets, net                                           112,379              60,639                57,975
Goodwill                                                         163,037              99,607               102,225
Other assets                                                      32,198              45,782                44,518
Long-term assets of discontinued operations                        3,572              13,967                 8,376
                                                              ----------          ----------            ----------
Total assets                                                  $1,245,705          $1,230,466            $1,254,579
                                                              ==========          ==========            ==========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Notes payable and current
         portion of long-term debt                            $   26,565          $   17,440            $   27,232
    Accounts payable                                             147,470             172,260               183,727
    Accrued salaries and employee benefits                        42,309              45,539                54,729
    Accrued expenses                                              50,372              73,926                76,301
    Current liabilities of discontinued operations                 8,088               6,614                10,696
                                                              ----------          ----------            ----------
         Total current liabilities                               274,804             315,779               352,685

Long-term debt                                                   273,709             300,142               278,115
Deferred income taxes and other                                   61,219              57,790                61,975
Long-term liabilities of discontinued operations                   2,432               2,275                 2,685

Shareowners' equity:
    Common stock                                                 246,623             214,551               214,826
    Retained earnings                                            501,289             451,865               456,225
    Accumulated other comprehensive income                        (9,465)            (11,195)              (11,089)
    Less treasury stock, at cost                                (104,906)           (100,741)             (100,843)
                                                              ----------          ----------            ----------
         Total shareowners' equity                               633,541             554,480               559,119
                                                              ----------          ----------            ----------
Total liabilities and shareowners' equity                     $1,245,705          $1,230,466            $1,254,579
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

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                              --------------------------------------------------------
                                    (Amounts in thousands, except per share data)


                                                          Three Months Ended                 Nine Months Ended
                                                     ----------------------------      -----------------------------
                                                     November 1,      November 2,      November 1,       November 2,
                                                        2003             2002             2003              2002
                                                     -----------      -----------      -----------       -----------

Net sales                                             $645,758         $622,627        $1,832,566        $1,645,920
Costs and expenses:
    Cost of products sold                              505,082          492,243         1,447,500         1,318,527
    Selling, general and
       administrative expenses                          86,351           86,665           267,376           243,007
    Provision for realignment                                -            3,115                 -            10,359
    Amortization of intangible assets                    2,433            1,943             7,310             3,998
    Interest expense                                     6,217            7,560            18,870            21,470
    Interest (income) and other, net                       234             (422)            1,744            (1,770)
                                                      --------         --------        ----------        ----------

Earnings before income taxes                            45,441           31,523            89,766            50,329
Income taxes                                            15,011           11,059            30,742            17,631
                                                      --------         --------        ----------        ----------

Net earnings from continuing operations                 30,430           20,464            59,024            32,698

Net earnings (loss)
    from discontinued operations                          (180)             631            (1,260)              870
                                                      --------         --------        ----------        ----------

Net earnings                                          $ 30,250         $ 21,095        $   57,764        $   33,568
                                                      ========         ========        ==========        ==========

Weighted average shares outstanding:
    Basic                                               26,632           25,563            26,412            24,234
                                                      ========         ========        ==========        ==========
    Diluted                                             27,321           25,761            26,947            24,546
                                                      ========         ========        ==========        ==========

Earnings (loss) per share:
    Basic:
        Continuing operations                          $  1.14         $    .80        $     2.24        $     1.35
        Discontinued operations                              -              .03              (.05)              .04
                                                       -------         --------        ----------        ----------
        Net earnings                                   $  1.14         $    .83        $     2.19        $     1.39
                                                       ========        ========        ==========        ==========

    Diluted:
        Continuing operations                          $  1.11         $    .79        $     2.19        $     1.33
        Discontinued operations                              -              .03              (.05)              .04
                                                       -------         --------        ----------        ----------
        Net earnings                                   $  1.11         $    .82        $     2.14        $     1.37
                                                       =======         ========        ==========        ==========

Dividends paid per share                               $   .16         $    .16        $      .48        $      .48
                                                       =======         ========        ==========        ==========

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

                                                                                               Nine months ended
                                                                                       ---------------------------------
                                                                                       November 1,           November 2,
                                                                                          2003                  2002
                                                                                       -----------           -----------
OPERATING ACTIVITIES:

Net earnings                                                                            $  57,764             $ 33,568

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                      27,186               24,656
        Asset impairment portion of facilities realignment                                      -                6,064
        Deferred income taxes and other                                                    15,793                6,354

Changes in working capital components:
        Receivables, net                                                                  (37,285)              (4,157)
        Inventories                                                                        96,681               70,848
        Prepaid taxes and expenses                                                         (5,898)              (4,900)
        Accounts payable and accrued expenses                                             (92,475)              37,379
                                                                                        ---------             --------
Net cash from operating activities                                                         61,766              169,812
                                                                                        ---------             --------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                (15,048)              (9,126)
Acquisitions, net of cash acquired                                                       (134,527)             (18,075)
Subordinated note receivable                                                                1,374              (11,000)
Dispositions of fixed assets                                                                2,418                2,658
                                                                                        ---------             --------
Net cash from investing activities                                                       (145,783)             (35,543)
                                                                                        ---------             --------

FINANCING ACTIVITIES:
Reduction of notes payable                                                                   (636)              (7,366)
Reduction of long-term debt                                                                (4,636)             (10,143)
Dividends paid                                                                            (12,692)             (11,460)
Stock transactions under incentive plans                                                   15,845                5,854
                                                                                        ---------             --------
Net cash from financing activities                                                         (2,119)             (23,115)
                                                                                        ---------             --------

NET INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                                         (86,136)             111,154
Cash and time deposits, beginning of period                                               210,323               69,239
                                                                                        ---------             --------
Cash and time deposits, end of period                                                   $ 124,187             $180,393
                                                                                        =========             ========

Supplemental Cash Flow Information:
        Interest Paid                                                                   $  14,596             $ 19,035
                                                                                        =========             ========
        Income Taxes Paid                                                               $  40,743             $ 14,352
                                                                                        =========             ========

Significant non-cash investing and financing activities:
        Issuance of stock for acquisitions                                              $  11,891             $ 68,185
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

The original purchase price for Briggs was approximately $128,000 in cash and .5 million shares of Kellwood common stock valued at approximately $12,000 at the date of acquisition. During the second quarter an additional purchase price payment of $3,700 was made as a result of higher working capital at closing. The Company is in the process of evaluating the tangible and intangible assets of Briggs. We expect the purchase price allocations for the Briggs acquisition to be finalized in the first quarter of 2004. Additional cash purchase consideration may be due if Briggs achieves certain specified financial performance targets over the next four years. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each of the four years after the acquisition. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. We estimate the additional consideration for 2003 to be in the range of $6,000 to 8,000.

The amounts and lives assigned to each identifiable intangible asset as well as the goodwill resulting from the finalized Gerber and preliminary Briggs purchase price allocations are as follows:

                                              Gerber (final)              Briggs (preliminary)
                                           --------------------           --------------------
                                              Lives     Amounts           Lives    Amounts
                                           -----------  -------           -----    -------
     Identifiable intangible assets:
         Tradenames                               15    $ 8,500             20    $ 32,000
         Customer relationships                   20      4,900             15      30,000
         License rights                    1.5 to 13.5   12,820                          -
                                                        -------                   --------
                                                         26,220                     62,000
     Goodwill                                            23,784                     60,000
                                                        -------                   --------
     Total intangibles and goodwill                     $50,004                   $122,000
                                                        =======                   ========

The Company's unaudited consolidated results of operations for the three months ended November 2, 2002, on a pro-forma basis, assuming the Briggs acquisition had occurred at the beginning of 2002 are: net sales of $689,805, net earnings from continuing operations of $23,350 and diluted earnings per share from continuing operations of $.89. The Company's unaudited consolidated results of operations for the nine months ended November 2, 2002, on a pro-forma basis, assuming the Gerber and Briggs acquisitions had occurred at the beginning of 2002 are: net sales of $1,861,910, net earnings from continuing operations of $41,590 and diluted earnings per share from continuing operations of $1.59. These pro forma results are not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the year or of future operating results.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


3. DISCONTINUED OPERATIONS. On October 30, 2003 the Company finalized an agreement to sell their domestic and European hosiery (Hosiery) operations for $7,500 plus reimbursement of $2,800 for certain costs incurred by the Company in connection with the closure of certain facilities. As such, the operations of the Hosiery business are accounted for as discontinued operations, and accordingly, operating results and assets and liabilities of the Hosiery operations are segregated in the accompanying condensed consolidated statement of earnings and condensed consolidated balance sheet, respectively. Prior to being classified as discontinued, the Hosiery operations were included in the Men's Sportswear segment.

The Hosiery operations were acquired in June 2002 as part of the Company's acquisition of Gerber Childrenswear. Operating results for the Hosiery operations are as follows:

                                                Three months ended                       Nine months ended
                                          -------------------------------          ----------------------------
                                          November 1,         November 2,          November 1,      November 2,
                                             2003                2002                 2003             2002
                                          -----------         -----------          -----------      -----------
Net sales                                   $13,558             $10,768              $42,760          $21,500
                                            =======             =======              =======          =======

Earnings (loss) before income taxes         $  (244)            $   972              $(1,916)         $ 1,339

Income taxes                                    (64)                341                 (656)             469
                                            -------             -------              -------          -------

Net earnings (loss)                         $  (180)            $   631              $(1,260)         $   870
                                            =======             =======              =======          =======

Summarized assets and liabilities of the Hosiery operations are as follows:

                                          November 1,       November 2,        February 1,
                                             2003              2002               2003
                                          -----------       -----------        -----------
Receivables                                 $ 8,613           $ 5,674            $ 3,648
Inventories                                  10,607            10,736             11,641
Other current assets                          3,229             4,044              2,805
                                            -------           -------            -------
Current assets of
    discontinued operations                 $22,449           $20,454            $18,094
                                            =======           =======            =======

Property, plant and equipment, net          $ 3,047           $12,706            $ 6,559
Other assets                                    525             1,261              1,817
                                            -------           -------            -------
Long-term assets of
    discontinued operations                 $ 3,572           $13,967            $ 8,376
                                            =======           =======            =======

Accounts payable                            $ 4,446           $ 2,897            $ 3,277
Accrued liabilities                           3,242             3,317              7,019
Current portion of long-term debt               400               400                400
                                            -------           -------            -------
Current liabilities of
    discontinued operations                 $ 8,088           $ 6,614            $10,696
                                            =======           =======            =======

Long-term debt                              $   200           $   600            $   400
Other long-term liabilities                   2,232             1,675              2,285
                                            -------           -------            -------
Long-term liabilities of
    discontinued operations                 $ 2,432           $ 2,275            $ 2,685
                                            =======           =======            =======

The decrease in property, plant and equipment, net from November 2, 2002 is due to adjustments to the preliminary purchase price allocation.

The sale of the Hosiery operations was closed on November 13, 2003. The Company is currently evaluating the earnings impact of the sale transaction. It is expected that the transaction will have a nominal impact on earnings. This will be recorded in the fourth quarter as part of discontinued operations.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

4. INVENTORIES. Inventories consist of the following:

                                                           November 1,      November 2,         February 1,
                                                              2003             2002                2003
                                                           -----------      -----------         -----------
Inventories:
      Finished goods                                         $208,142        $254,529             $273,858
      Work in process                                          26,731          34,813               37,522
      Raw materials                                            31,933          43,941               39,721
                                                             --------        --------             --------
      Total Inventories                                      $266,806        $333,283             $351,101
                                                             ========        ========             ========
      Net of obsolescence reserves of                        $ 30,449        $ 31,740             $ 31,153
                                                             ========        ========             ========

5. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility (the 2002 Facility). On January 31, 2003 this credit facility was increased to $280,000. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at approximately 1.00% over LIBOR. At November 1, 2003, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $56,812.

In addition, the Company maintains informal uncommitted lines of credit with two banks, which totaled $20,000 at November 1, 2003. There were no borrowings under these uncommitted lines at November 1, 2003.

6. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                                       Three months ended                  Nine months ended
                                                 ------------------------------       ----------------------------
                                                 November 1,        November 2,       November 1,      November 2,
                                                    2003               2002               2003            2002
                                                 -----------        -----------       -----------      -----------
Net earnings                                       $30,250           $21,095            $57,764          $33,568

Other comprehensive income:
   Currency translation adjustment                    (733)             (630)             1,712             (712)
   Unrecognized gain/(loss) on derivatives             (67)              155                (88)              38
                                                   -------           -------            -------          -------

    Total comprehensive income                     $29,450           $20,620            $59,388          $32,894
                                                   =======           =======            =======          =======

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


7. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                       Three months ended                   Nine months ended
                                                 ------------------------------       -----------------------------
                                                 November 1,        November 2,       November 1,       November 2,
                                                    2003               2002              2003              2002
                                                 -----------        -----------       -----------       -----------
Numerators:
Net earnings from continuing operations            $30,430            $20,464           $59,024           $32,698
Net earnings from discontinued operations             (180)               631            (1,260)              870
                                                   -------            -------           -------           -------
    Net earnings                                   $30,250            $21,095           $57,764           $33,568
                                                   =======            =======           =======           =======

Denominators (000's):
    Average shares outstanding - Basic              26,632             25,563            26,412            24,234

    Impact of stock options                            689                198               535               312
                                                   -------            -------           -------           -------

    Average shares outstanding - Diluted            27,321             25,761            26,947            24,546
                                                   =======            =======           =======           =======

Continuing operations                              $  1.14            $   .80           $  2.24           $  1.35
Discontinued operations                                  -                .03              (.05)              .04
                                                   -------            -------           -------           -------
    Basic earnings per share                       $  1.14            $   .83           $  2.19           $  1.39
                                                   =======            =======           =======           =======

Continuing operations                              $  1.11            $   .79           $  2.19           $  1.33
Discontinued operations                                  -                .03             (0.05)              .04
                                                   -------            -------           -------           -------
    Diluted earnings per share                     $  1.11            $   .82           $  2.14           $  1.37
                                                   =======            =======           =======           =======

8. STOCK OPTION PLANS. On March 5, 2003 the Company granted nonqualified stock options to certain officers and other key employees for 558,700 shares of common stock at an exercise price of $25.05, which was equal to the market value of the shares on the grant date.

The Company accounts for the stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                                      Three months ended                    Nine months ended
                                                -------------------------------       ------------------------------
                                                November 1,         November 2,       November 1,        November 2,
                                                   2003                2002              2003               2002
                                                -----------         -----------       -----------        -----------
Net earnings as reported                          $30,250             $21,095           $57,764            $33,568

Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect           (669)               (663)           (2,008)            (1,990)
                                                  -------             -------           -------            -------

Pro-forma net earnings                            $29,581             $20,432           $55,756            $31,578
                                                  =======             =======           =======            =======

Earnings per share:
    Basic, as reported                            $  1.14             $   .83           $  2.19            $  1.39
    Basic, pro-forma                              $  1.11             $   .80           $  2.11            $  1.30
    Diluted, as reported                          $  1.11             $   .82           $  2.14            $  1.37
    Diluted, pro-forma                            $  1.08             $   .79           $  2.07            $  1.29

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

9. LICENSES. The Company has exclusive license agreements to market apparel under trademarks owned by other parties. During 2003, new license agreements were entered into for trademarks that included Calvin Klein(R) for women's sportswear, Izod(R) for women's sportswear, Def Jam(R), Liz Claiborne(R) for women's suits and XOXO(R) for juniors sportswear, intimate apparel and dresses. These agreements contain provisions for minimum royalty and advertising payments based on anticipated sales in future periods. The future minimum amounts for these new agreements total approximately $80 million for periods through 2008.

10. FACILITIES REALIGNMENT COSTS. In 2002 the Company decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments included the closing of five warehouse operations and six manufacturing facilities and will result in a reduction of employment by approximately 1,900, primarily production and warehousing personnel. These actions impacted 2002 earnings by $14,987 before tax ($9,703 after tax, or $.39 per share). During the third quarter of 2002, the Company recorded pretax realignment and related costs of $3,383, which included $268 recorded in cost of products sold and $3,115 recorded as a provision for realignment. For the first nine months of 2002, the Company recorded pretax realignment and related costs of $13,000, which included $2,641 recorded in cost of sales and $10,359 recorded as a provision for realignment.

Through November 1, 2003 the Company closed five warehouse operations and four manufacturing facilities, resulting in a reduction of employment of approximately 1,200 and terminated a licensing agreement. The costs related to these actions include employee severance, vacant facilities costs, and other cash realignment costs including minimum royalties and customer markdowns on a discontinued license agreement. The asset impairments related primarily to fixed assets that are no longer being used and that have been reduced to estimated liquidating value. Detail for these costs through November 1, 2003 is as follows:

                                                     Amount        Amount          Accrual at
                                                    Provided      Utilized      November 1, 2003
                                                    --------      --------      ----------------
    Employee severance                              $ 3,170        $2,896           $  274
    Vacant facilities costs                           3,838         2,944              894
    Other cash realignment costs                      1,915         1,915                -
                                                    -------        ------           ------
    Total realignment, excluding non-cash             8,923        $7,755           $1,168
                                                                   ======           ======
    Asset impairments                                 6,064
                                                    -------
    Total realignment costs                         $14,987
                                                    =======

The Company expects the remaining realignment actions to be completed by the fourth quarter of 2003.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


In connection with the Gerber acquisition, the Company made the decision to implement certain realignment actions within the acquired operations. These realignments include the closing of one warehouse operation, the closing of four manufacturing facilities and the downsizing of two domestic manufacturing facilities and will result in a reduction of employment by approximately 1,350, primarily production and warehouse personnel. The estimated costs of these actions were accrued in the opening balance sheet. Through November 1, 2003, the Company has closed the warehouse operation and two of the four manufacturing plants and completed the downsizing of the two domestic manufacturing facilities, resulting in a reduction of employment of approximately 520. The Company has decided that it will not currently close the third of the four manufacturing facilities that was originally planned to be closed. The last of the four manufacturing facilities is one of the two facilities in Ireland that make up the European Hosiery operations. This facility will not be closed as part of the acquisition implementation but instead is part of the discontinuance of the European Hosiery operations discussed in Note 3. As a result of the changes in plans for the third and fourth manufacturing facilities, the accruals of $3.3 million for severance related to those closings have been reversed. Details for the Gerber realignment costs, and the related accruals, through November 1, 2003 are as follows:

                                Amount
                              Originally       Amount                        Discontinued         Accrual at
                               Provided       Utilized        Reversals       Operations       November 1, 2003
                              ----------      --------        ---------      ------------      ----------------
    Employee severance          $4,789         $1,314           $3,331           $   -              $  144
    Vacant facilities costs      2,874            420                -             395               2,059
                                ------         ------            -----           -----              ------
    Total realignment           $7,663         $1,734           $3,331           $ 395              $2,203
                                ======         ======           ======           =====              ======

The majority of the remaining accrual at November 1, 2003 relates to a lease payment on a vacant facility that will expire in 2008.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

11. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

    o Women's Sportswear designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses.

    o Men's Sportswear designs, manufactures and sells men's woven and knit shirts, pants, and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and tops, Nautica(R), Claiborne(R) and Dockers(R) dress shirts.

    o Other Soft Goods designs, merchandises and sells intimate apparel, infant apparel, and recreation products (tents, sleeping bags, backpacks, and related products).

    o General Corporate includes the following expenses at the corporate level that are not allocated to the above segments:
             -    Corporate general and administrative expenses,
             -    Pension plan termination gain, and
             -    Amortization of intangible assets

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment earnings for the three major consumer market product segments includes substantially all of the segment's costs of production, distribution and administration. Segment net assets includes the net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill and net intangibles are included in the three major consumer market product segment's net assets, however the related amortization expense is included in amortization of intangibles at the corporate level and is not allocated to those segments. Certain corporate assets, including capitalized software, and debt and cash balances are accounted for at the corporate level and are not allocated to the three major consumer market product segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


Sales, segment earnings, and net assets by segment for the three and nine month periods ended November 1, 2003 and November 2, 2002 are as follows:

                                                      Three months ended                   Nine months ended
                                                 ------------------------------       ----------------------------
                                                 November 1,        November 2,       November 1,      November 2,
                                                    2003               2002              2003             2002
                                                 -----------        -----------       -----------      -----------
Net sales:
    Women's Sportswear                            $ 397,745          $ 393,975        $1,105,333       $1,022,191
    Men's Sportswear                                143,642            112,651           362,211          288,091
    Other Soft Goods                                104,371            116,001           365,022          335,638
                                                  ---------          ---------        ----------       ----------
    Kellwood net sales                            $ 645,758          $ 622,627        $1,832,566       $1,645,920
                                                  =========          =========        ==========       ==========

Segment earnings(1):
    Women's Sportswear                            $  41,060          $  40,395        $   92,346       $   84,476
    Men's Sportswear                                 16,190             10,623            33,376           21,512
    Other Soft Goods                                  5,708              4,683            22,354           10,948
    General Corporate                                (8,633)           (11,982)          (30,386)         (32,550)
                                                  ---------          ---------        ----------       ----------
    Total segment earnings                           54,325             43,719           117,690           84,386
Provision for realignment(2)                              -             (3,115)                -          (10,359)

Amortization of intangibles                          (2,433)            (1,943)           (7,310)          (3,998)
Interest expense                                     (6,217)            (7,560)          (18,870)         (21,470)
Interest income and other, net                         (234)               422            (1,744)           1,770
                                                  ---------          ---------        ----------       ----------
    Earnings before income taxes                  $  45,441          $  31,523        $   89,766       $   50,329
                                                  =========          =========        ==========       ==========

Net assets at quarter-end:
    Women's Sportswear                            $ 498,769          $ 387,851
    Men's Sportswear                                190,090            130,962
    Other Soft Goods                                188,873            186,441
    General Corporate                              (228,975)          (159,544)
                                                  ---------          ---------
    Continuing Operations                           648,757            545,710
    Discontinued Operations                         (15,216)             8,770
                                                  ---------          ---------
    Kellwood total                                $ 633,541          $ 554,480
                                                  =========          =========

(1) Realignment costs included in segment earnings above for the three months ended November 2, 2002 were $163 for Women's Sportswear, $(122) for Men's Sportswear and $227 for Other Soft Goods, and for the nine months ended November 2, 2002 were $565 for Women's Sportswear, $305 for Men's Sportswear, and $1,771 for Other Soft Goods.

(2) For the three months ended November 2, 2002, the provision for realignment relates to the segments as follows: $276 for Women's Sportswear, $(196) for Men's Sportswear and $3,035 for Other Soft Goods. For the nine months ended November 2, 2002 the provision for realignment relates to the segments as follows: $4,331 for Women's Sportswear, $1,583 for Men's Sportswear, and $4,445 for Other Soft Goods.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 --------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


12. NEW ACCOUNTING STANDARDS.
The Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. This statement was adopted by the Company in 2003 and did not have a material impact on consolidated financial position, results of operations or cash flows.

The FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The Company applies APB 25 and related interpretations in accounting for its stock option plans. The disclosure provisions of SFAS 148 have been adopted and are presented in Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in millions, except per share data.)

The discussion below is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of November 1, 2003 and November 2, 2002, and in the condensed consolidated statement of earnings for the three-month and nine-month periods ended November 1, 2003 and November 2, 2002. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report to Shareowners.

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

OPERATING RESULTS
-----------------
Sales for the third quarter were $645.8, up $23.1, or 3.7%, from last year. Net earnings from continuing operations for the third quarter were $30.4, or $1.11 per share compared to $20.5, or $.79 per share last year on a diluted basis. Included in net earnings from continuing operations for last year's third quarter is $3.4 before-tax, or $2.2 after-tax ($.08 per share) in facilities realignment costs. This represents the 2002 third quarter impact of the $15 pretax facility realignment program implemented in 2002. Excluding the third quarter facilities realignment costs, net earnings from continuing operations for the 2002 third quarter were $22.6, or $.88 per diluted share.

Sales for the first nine months were $1,832.6, up $186.6, or 11.3% from the prior year. Net earnings from continuing operations were $59.0, or $2.19 per share compared to $32.7, or $1.33 per share last year on a diluted basis. Included in net earnings from continuing operations for the first nine months of 2002 is $13.0 before-tax, or $8.4 after-tax ($.35 per share) in facilities realignment costs. Excluding the first nine months facilities realignment costs, net earnings from continuing operations for the first nine months of 2002 were $41.1, or $1.67 per diluted share.

ACQUISITIONS. On June 25, 2002 the Company completed the acquisition of Gerber. On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs. These acquisitions have been accounted for under the purchase method of accounting, and accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates.

The Company was the original qualified bidder for the purchase of Kasper A.S.L., Limited (Kasper) out of bankruptcy. A final auction was held on August 7, 2003 during which the Company was outbid. The original contract calls for the Company to receive $4.0 if another buyer prevailed. This amount was received on December 2, 2003 and will be recorded as income, net of bid related expenses (currently estimated at $1.5), in the fourth quarter.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)

SUMMARIZED FINANCIAL DATA for the three and nine month periods ended November 1, 2003 and November 2, 2002, including facilities realignment costs in fiscal 2002, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                               Three months ended                     Nine months ended
                                     ------------------------------------    ----------------------------------
                                     November 1,   November 2,               November 1,    November 2,
                                        2003          2002         Change       2003           2002      Change
                                     -----------   -----------     ------    -----------    -----------  ------
     Net sales                         $645.8        $622.6          3.7%     $1,832.6       $1,645.9     11.3%
     Cost of products sold(1)           505.1         492.2          2.6%      1,447.5        1,318.5      9.8%
                                       ------        ------        -----      --------       --------    -----
     Gross profit(1)                    140.7         130.4          7.9%        385.1          327.4     17.6%
     SG&A                                86.4          86.7         (0.4%)       267.4          243.0     10.0%
                                       ------        ------        -----      --------       --------    -----
     Operating earnings before
       amortization and
       realignment costs(1)(2)           54.3          43.7         24.3%        117.7           84.4     39.5%
     Provision for realignment(1)           -           3.1                          -           10.4
     Amortization of intangibles          2.4           1.9         25.2%          7.3            4.0     82.8%
                                       ------        ------        -----      --------       --------    -----
     Operating earnings                  51.9          38.7         34.2%        110.4           70.0     57.6%
     Interest expense                     6.2           7.6        (17.8%)        18.9           21.5    (12.1%)
     Interest (income) & other, net       0.2          (0.4)          NM           1.7           (1.8)      NM
                                       ------        ------        -----      --------       --------    -----

     Earnings before taxes               45.4          31.5         44.2%         89.8           50.3     78.4%
     Income taxes                        15.0          11.1         35.9%         30.7           17.6     74.4%
                                       ------        ------        -----      --------       --------    -----
     Net earnings from
       continuing operations           $ 30.4        $ 20.5         48.6%     $   59.0       $   32.7     80.5%
                                       ======        ======        =====      ========       ========    =====
     Effective tax rate                  33.1%         35.1%                      34.2%          35.0%
     Average diluted shares              27.3          25.8          6.1%         26.9           24.5      9.8%
                                       ------        ------        -----      --------       --------    -----
     Diluted earnings per share        $ 1.11        $  .79         40.1%     $   2.19       $   1.33     64.4%
                                       ------        ------        -----      --------       --------    -----

(1) The impact of facilities realignment costs included in data above for the three months ended November 2, 2002 was $.3 included in cost of products sold and $3.1 included in provision for realignment ($2.2 in net earnings and $.08 in diluted earnings per share), and for the nine months ended November 2, 2002 was $2.6 included in cost of products sold and $10.4 included in provision for realignment ($8.4 in net earnings and $.35 in diluted earnings per share).

(2) Operating earnings before amortization and realignment costs differs from operating earnings in that it excludes the provision for realignment and amortization of intangibles. Operating earnings before amortization and realignment costs should not be considered as an alternative to operating earnings. Operating earnings before amortization and realignment costs is the primary measure used to evaluate the Company's performance as well as the performance of the Company's business units and segments. Management believes the comparison of operating earnings before amortization and realignment costs between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the facilities realignment charges and amortization of intangibles, the changes in which are explained elsewhere. The subtotal of operating earnings before amortization and realignment costs may not be comparable to any similarly titled measure used by another company.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


                                              Three months ended                     Nine months ended
                                     ------------------------------------   -----------------------------------
                                     November 1,   November 2,              November 1,     November 2,
As a percentage of net sales:           2003          2002         Change       2003           2002      Change
-----------------------------        -----------   -----------     ------   -----------     -----------  ------
     Net sales                          100.0%       100.0%                    100.0%          100.0%
     Cost of products sold               78.2%        79.1%        (0.8%)       79.0%           80.1%    (1.1%)
                                        -----        -----         ----        -----           -----     ----
     Gross profit                        21.8%        20.9%         0.8%        21.0%           19.9%     1.1%
     SG&A                                13.4%        13.9%        (0.5%)       14.6%           14.8%    (0.2%)
                                        -----        -----         ----        -----           -----     ----
     Operating earnings before
       amortization and
       realignment costs                  8.4%         7.0%         1.4%         6.4%            5.1%     1.3%
     Provision for realignment            0.0%         0.5%        (0.5%)        0.0%            0.6%    (0.6%)
     Amortization of intangibles          0.4%         0.3%         0.1%         0.4%            0.2%     0.2%
                                        -----        -----         ----        -----           -----     ----
     Operating earnings                   8.0%         6.2%         1.8%         6.0%            4.3%     1.8%
     Interest expense                     1.0%         1.2%        (0.3%)        1.0%            1.3%    (0.3%)
     Interest (income) & other, net       0.0%        (0.1%)        0.1%         0.1%           (0.1%)    0.2%
                                        -----        -----         ----        -----           -----     ----
     Earnings before taxes                7.0%         5.1%         2.0%         4.9%            3.1%     1.8%
     Income taxes                         2.3%         1.8%         0.6%         1.7%            1.1%     0.6%
                                        -----        -----         ----        -----           -----     ----
     Net earnings from
       continuing operations              4.7%         3.3%         1.4%         3.2%            2.0%     1.2%
                                        =====        =====         ====        =====           =====     ====

SEASONALITY: Kellwood's businesses are seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the third quarter have historically been higher than the other quarters of the fiscal year.

SALES for the third quarter were $645.8, increasing $23.1 or 3.7% versus last year. The increase in sales was primarily driven by the acquisition of Briggs (approximately $57.8) and increased sales at the Men's Sportswear segment (approximately $31.0) partially offset by discontinued brands and programs and sales declines to existing customers in the Women's and Other Soft Goods segments. Sales for the nine months ended November 1, 2003, were $1,832.6, increasing $186.6 or 11.3% versus last year. The increase in sales was due to the acquisitions of Gerber and Briggs (approximately $206.0) and increased sales in the Men's Sportswear segment (approximately $74.1) partially offset by discontinued brands and programs and sales declines to existing customers in the Women's and Other Soft Goods segments.

GROSS PROFIT for the third quarter of 2003 was $140.7 or 21.8% of sales. This increased $10.3 or 0.8% of sales versus $130.4 or 20.9% of sales reported last year. Included in gross profit for last year's third quarter is $0.3 in facilities realignment costs. Excluding the 2002 third quarter facilities realignment costs, gross profit for the third quarter of 2003 increased $10.0 or 0.8% of net sales.

Gross profit for the nine months ended November 1, 2003, was $385.1 or 21.0% of sales. This increased $57.7 or 1.1% of sales versus $327.4 or 19.9% of sales reported last year. Included in gross profit for the nine months ended November 2, 2002 is $2.6 in facilities realignment costs. Excluding the facilities realignment costs, gross profit for the nine months ended November 1, 2003, increased $55.0 or 1.0% of net sales. The improvement in the Company's gross margin rate for the three and nine months ended November 1, 2003, resulted from cost reductions due to moving more contract production from the Western to Eastern hemisphere and using Kellwood's newly established trading company, having less surplus and obsolete inventory to reserve for and liquidate, and the elimination of several non-competitive manufacturing facilities in Mexico, Canada, El Salvador and Honduras.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


SG&A EXPENSE for the third quarter of 2003 decreased $0.3 and for the nine months ended November 1, 2003 increased $24.4 compared to the corresponding periods of the prior year. The increase for the nine months ended November 1, 2003 was primarily due to the acquisitions of Briggs and Gerber ($15.6) and spending related to several new brands and marketing initiatives ($14.9). These initiatives provided relatively little sales volume during the nine months ended November 1, 2003, but are expected to provide growth in the fourth quarter of 2003 and in 2004. For the three and nine months ended November 1, 2003, SG&A expense as a percent of sales decreased 0.5% and 0.2%, respectively, compared to the corresponding periods of the prior year.

PROVISION FOR REALIGNMENT represents the impact of the facility realignment program implemented in 2002. See financial statement Note 10.

AMORTIZATION of intangible assets for the third quarter and for the nine months ended November 1, 2003, increased $0.5 and $3.3, respectively, compared to the corresponding periods of the prior year. The increase was due to the amortizable intangible assets acquired in the Gerber and Briggs acquisitions.

INTEREST EXPENSE decreased $1.3 or 17.8% for the third quarter and $2.6 or 12.1% for the nine months ended November 1, 2003 compared to the corresponding periods of the prior year. The decrease in interest expense is due to a combination of lower average debt balances and lower rates.

INTEREST INCOME AND OTHER, NET for the third quarter and for the nine months ended November 1, 2003 decreased $0.7 and $3.5, respectively, compared to the corresponding periods of the prior year. The decrease in interest income and other, net is primarily due to lower earnings related to a 50 percent owned joint venture accounted for using the equity method and less interest income.

INCOME TAXES. The Company's effective tax rate for the first nine months of 2003 was reduced from 35.0% to 34.25% which resulted in a decrease of approximately two percentage points in the third quarter versus last year. This decrease was due to additional utilization of offshore earnings to support growth and recently established Kellwood Trading Ltd. sourcing operation.

DISCONTINUANCE OF HOSIERY OPERATIONS. On October 30, 2003 the Company finalized an agreement to sell their Hosiery operations. As such, the operations of the Hosiery business are accounted for as discontinued operations, and accordingly, operating results and assets and liabilities of the Hosiery operations are segregated in the accompanying condensed consolidated statement of earnings and condensed consolidated balance sheet. The sale of the entire Hosiery operations closed in November 2003. See financial statement Note 3.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased in both the three and nine-month periods. This increase was due to the shares issued in connection with the acquisitions of Briggs for the three-month period and Gerber and Briggs for the nine-month period.

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


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. Sales by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                               Three months ended                    Nine months ended
                                     ------------------------------------    ----------------------------------
                                     November 1,   November 2,               November 1,    November 2,
                                        2003          2002         Change       2003           2002      Change
                                     -----------   -----------     ------    -----------    -----------  ------
     Women's Sportswear                $397.7        $394.0          1.0%     $1,105.3       $1,022.2      8.1%
     Men's Sportswear                   143.6         112.7         27.5%        362.2          288.1     25.7%
     Other Soft Goods                   104.4         116.0        (10.0%)       365.0          335.6      8.8%
                                       ------        ------        -----      --------       --------     ----
     Total net sales                   $645.8        $622.6          3.7%     $1,832.6       $1,645.9     11.3%
                                       ======        ======        =====      ========       ========     ====

Earnings by segment (excluding facilities realignment costs in the prior year) were as follows:

                                     Three months ended - amounts        Three months ended - percentages
                                  ----------------------------------   -----------------------------------
                                  November 1,   November 2,            November 1,    November 2,
                                     2003          2002       Change      2003           2002       Change
                                  -----------   -----------   ------   -----------    -----------   ------
     Women's Sportswear              $41.1        $ 40.6        1.2%      10.3%          10.3%        0.0%
     Men's Sportswear                 16.2          10.5       54.2%      11.3%           9.3%        2.0%
     Other Soft Goods                  5.7           4.9       16.3%       5.5%           4.2%        1.2%
     General Corporate                (8.6)        (12.0)     (28.0%)       NM             NM          NM
                                     ------       -------     -----       ----           ----         ---
     Segment earnings                $54.3        $ 44.0       23.5%       8.4%           7.1%        1.3%
                                     =====        ======      =====       ====           ====         ===

                                      Nine months ended - amounts        Nine months ended - percentages
                                  ----------------------------------   -----------------------------------
                                  November 1,   November 2,            November 1,    November 2,
                                     2003          2002       Change      2003           2002       Change
                                  -----------   -----------   ------   -----------    -----------   ------
     Women's Sportswear              $ 92.3       $ 85.0       8.6%       8.4%           8.3%         0.0%
     Men's Sportswear                  33.4         21.8      53.0%       9.2%           7.6%         1.6%
     Other Soft Goods                  22.4         12.7      75.8%       6.1%           3.8%         2.3%
     General Corporate                (30.4)       (32.6)     (6.6%)       NM             NM           NM
                                     ------       ------      ----        ---            ---          ---
     Segment earnings                $117.7       $ 87.0      35.2%       6.4%           5.3%         1.1%
                                     ======       ======      ====        ===            ===          ===

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS - (continued)
                   ---------------------------------------
                (Dollars in Millions, except per share data)


WOMEN'S SPORTSWEAR. Sales for the third quarter of fiscal 2003 were $397.7, increasing $3.8 or 1.0% versus last year. Sales for the nine months ended November 1, 2003 were $1,105.3, increasing $83.1 or 8.1% versus last year. The increase in sales for both periods was primarily due to the acquisition of Briggs (which had sales of $57.8 for the third quarter and $151.8 for the nine months ended November 1, 2003) and sales from new brands launched earlier this year, partially offset by sales decreases in low margin private label merchandise, core popular-to-moderately priced merchandise and better to bridge brands sold to specialty stores.

Segment earnings for the third quarter of fiscal 2003 were $41.1, up $0.5 from last year and for the nine months ended November 1, 2003 were $92.3, up $7.3 from last year. The primary reason for the increase in segment earnings during both periods was the acquisition of Briggs, partially offset by decreased earnings in the other women's business units. This decrease was due to lower sales volume and increased costs for new brands and initiatives.

MEN'S SPORTSWEAR. Sales for the third quarter of 2003 were $143.6, increasing $31.0 or 27.5% versus last year. Sales for the nine months ended November 1, 2003 were $362.2, increasing $74.1 or 25.7% versus last year. The increase in sales for both periods was due to several new brands and marketing initiatives and increased sales in private label bottoms business.

Segment earnings for the third quarter of fiscal 2003 were $16.2, up $5.7 from last year and for the nine months ended November 1, 2003 were $33.4, up $11.6 from last year. The increase in earnings for both periods was due to higher sales volume and gross margin improvement resulting from better utilization of our manufacturing capacity and improved efficiency at our plants.

OTHER SOFT GOODS. The Other Soft Goods segment contains three businesses:
Intimate Apparel, Gerber Apparel and American Recreation Products. Sales for the third quarter of fiscal 2003 were $104.4, decreasing $11.6 or 10.0% versus last year. Sales for the nine months ended November 1, 2003 were $365.0, increasing $29.4 or 8.8% versus last year. The decrease in sales for the three-month period ended November 1, 2003 was primarily due to decreased sales at Intimate Apparel and American Recreations Products. Sales at these two business units were down due to weak customer demand and softness in the camping business. The increase in sales for the nine-month period ended November 1, 2003 was primarily due to the Gerber acquisition (which had sales increases of $54.2 compared to the prior year) partially offset by sales declines at Intimate Apparel and American Recreation Products.

Segment earnings for the third quarter of fiscal 2003 were $5.7, up $0.8 from last year and for the nine months ended November 1, 2003 were $22.4, up $9.6 from last year. The Company planned for a challenging year in 2003 and took action to improve gross margins and lower SG&A spending as well as improve working capital management and return on capital. As a result of facility consolidations and moving the majority of sourcing to contractors in the Far East, margins have improved, SG&A spending has been reduced, and segment earnings have increased.

GENERAL CORPORATE expense for the third quarter of fiscal 2003 was $8.6, down $3.3 from last year and for the nine months ended November 1, 2003 was $30.4, down $2.2 from last year. The decreases in both periods are primarily due to decreases in compensation expense and various other corporate expenses. In addition, cost of sales was negatively impacted in 2002 related to a purchase accounting write-up of inventory to fair value for the acquisition of Gerber.

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

LEVERAGE
--------
As of November 1, 2003, the Company's debt-to-capital ratio reached 32.2% down 3.2 and 4.2 percentage points from February 1, 2003 and November 2, 2002, respectively. This is particularly notable in light of the fact that during the first quarter the Company absorbed the $140 acquisition of Briggs. The primary drivers of this improvement were cash flow from operations and working capital management.

WORKING CAPITAL
---------------
The CURRENT RATIO increased to 3.1 at November 1, 2003 compared to 2.7 at February 1, 2003.

CASH AND TIME DEPOSITS decreased $86.1 to $124.2 at November 1, 2003 from $210.3 at February 1, 2003. The primary reasons for the decrease in cash and time deposits are the use of $134.5 for acquisitions and $15.0 for capital expenditures partially offset by net cash flow from operating activities of $61.8.

ACCOUNTS RECEIVABLE were $381.7, up $59.3 from February 1, 2003. Excluding the receivables of Briggs at November 1, 2003, receivables were up $18.6 compared to the yearend. Days sales outstanding were 52 days as of November 1, 2003 compared to 51 days at February 1, 2003.

INVENTORIES were $266.8, down $84.3, or 24.0%, from February 1, 2003. Days supply now stands at an estimated 58 days compared to 51 days at February 1, 2003. Excluding the acquisition of Briggs, inventories are down $91.8, or 26.1%. The decrease in inventory levels relates primarily to various initiatives and company wide efforts surrounding inventory management.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES were $240.2, down $74.6, or 23.7%, from February 1, 2003. Excluding Briggs ($19.7), accounts payable and accrued expenses decreased $94.3. This decrease was a result of lower inventory purchases and decreases in accrued compensation, accrued income taxes and accrued facilities realignment.

FINANCING AND INVESTING ACTIVITIES
----------------------------------
Capital expenditures were $15.0 for the first nine months of 2003 compared to $9.1 in the comparable period last year. Capital spending for 2003 is expected to be about $21 to $24.

DEBT:
On April 30, 2002 the Company executed a $240 3-year committed, unsecured bank credit facility. On January 31, 2003 this credit facility was increased to $280. This facility can be used for borrowings and/or letters of credit. Borrowings under this facility bear interest at approximately 1.00% over LIBOR. At November 1, 2003, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $57.

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


The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Form 10-Q are forward-looking.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At November 1, 2003, the Company's debt portfolio was composed of approximately 1% variable-rate debt and 99% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during fiscal 2003.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company believes the major components of its fixed rate long-term debt have a market value of approximately $321 at November 1, 2003 which compares to their book value of $300. With respect to the Company's fixed-rate debt outstanding at November 1, 2003, a 10% increase in interest rates would have resulted in approximately a $12 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $13 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended November 1, 2003 that have materially affected, or are reasonably like to materially affect, the Company's internal controls over financial reporting.

                         PART II. OTHER INFORMATION
                         --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
    a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.       Description
         --------------      -----------
                 31          Certification pursuant to 18 U.S.C. Section 1350,
                             as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

                 32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

    b)   REPORTS ON FORM 8-K:
         The following reports were filed on Form 8-K during the three months ended November 1, 2003:
                 Current Report on Form 8-K dated August 28, 2003
                     reporting under items 12 and 7.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY



December 4, 2003   /s/ W. Lee Capps, III
                   ------------------------------------------------------------
                   W. Lee Capps, III
                   Executive Vice President Finance and Chief Financial Officer
                   (Principal Financial Officer)

December 4, 2003   /s/ Lawrence E. Hummel
                   ------------------------------------------------------------
                   Lawrence E. Hummel
                   Vice President Finance (Principal Accounting Officer)