Form 10-K
period 2004-01-31
KELLWOOD CO
filed 2004-03-18
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the fiscal year ended January 31, 2004

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    -----------

                       COMMISSION FILE NUMBER: 1-7340

                              KELLWOOD COMPANY
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                     36-2472410
------------------------------------        -----------------------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                       63178
---------------------------------------------------                       -----
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (314) 576-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
    Title of each class                        on which registered
    -------------------------------            -----------------------
    Common Stock, par value $.01               New York Stock Exchange
    Preferred Stock Purchase Rights            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The Company estimates that the aggregate market value of the Common Stock held by nonaffiliates on August 2, 2003 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $840,140,859.

At March 6, 2004, Kellwood Company had 27,059,052 shares of Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on June 3, 2004 (Items 10, 11, 12 and 13 in Part III).

PART I
------

ITEM 1.  BUSINESS

The Company's fiscal year ends on the Saturday nearest January 31. References to the Company's fiscal years represent the following:

      FISCAL YEAR                   REPRESENTS
      -----------                   ----------
      2003                          the 52 weeks ended January 31, 2004
      2002                          the 52 weeks ended February 1, 2003
      2001                          the 52 weeks ended February 2, 2002

(a) Kellwood Company and its subsidiaries (the Company) are marketers of apparel and consumer soft goods. The Company specializes in branded as well as private label products, and markets to all channels of distribution with product specific to a particular channel. Most of the Company's products are purchased from foreign, contract manufacturers. The Company's Smart Shirts operation, discussed below, manufactures their own products.

Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears. Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. As a result of this strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's strategy has expanded its branded label products, diversified its customer base, broadened its channels of distribution and further developed its global product sourcing capabilities. Also as part of this strategy, Kellwood has acquired 24 domestic companies or businesses since 1985. The following companies are those acquired since 1998:

      COMPANY NAME                                          DATE OF ACQUISITION
      --------------------------------------                -------------------
      o  Phat Fashions, LLC/Phat Licensing, LLC             February 2004
      o  Briggs New York Corp.                              February 2003
      o  Gerber Childrenswear, Inc.                         June 2002
      o  Group B Clothing Co., Inc.                         December 2000
      o  Romance Du Jour, Inc.                              September 2000
      o  Dorby Frocks, Ltd.                                 September 2000
      o  Academy Broadway                                   August 2000
      o  Biflex International, Inc.                         January 2000
      o  Koret, Inc.                                        April 1999
      o  Fritzi California                                  December 1998

These companies are principally marketers of branded apparel. In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Since its acquisition, Smart Shirts has diversified its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, and the Philippines.

(b) The information required by this Item constitutes part of the Company's 2003 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 15 to the Consolidated Financial Statements which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

(c) The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. These products are manufactured primarily in Asia and Central America.

     (i) The Company's business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's four reportable segments. The three major consumer segments are as follows:

              o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Jax(R), David Dart(R),

                  David Meister(TM), Dorby(TM), My Michelle(R), Briggs New York(R), Northern Isles(R) and David Brooks(R). Calvin Klein(R), XOXO(R), IZOD(R) and Bill Burns(R) are produced under licensing agreements. Sales of Women's Sportswear accounted for 60%, 61%, and 66% of the Company's consolidated revenue in 2003, 2002, and 2001, respectively.

              o MEN'S SPORTSWEAR designs, merchandises, manufactures and sells men's woven and knit shirts, pants, and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of licensed, branded programs such as Slates(R) business casual shirts, sweaters and tops and Nautica(R), Claiborne(R) and Dockers(R) dress shirts. Sales of Men's Sportswear accounted for 20%, 18%, and 15% of the Company's consolidated revenue in 2003, 2002, and 2001, respectively.

              o OTHER SOFT GOODS designs, merchandises and sells intimate apparel, infant apparel and recreation products (tents, sleeping bags, backpacks and related products). These businesses primarily sell branded goods including Kelty(R) and Sierra Designs(R) for recreation products, Gerber(R) for infant apparel and Oscar de la Renta(R) for intimate apparel. Sales of Other Soft Goods accounted for 20%, 21%, and 19% of the Company's consolidated revenue in 2003, 2002, and 2001, respectively.

     (ii) The Company anticipates no significant change in products or new industry segments which would require a material investment. However, business acquisitions and new brands (either developed internally or through license agreements) within all three of the Company's consumer market segments are continually being considered. Overall, it is anticipated that external and internal demands will generate increasing requirements for capital investment.

              In 2003 the Company entered into several major licensing agreements, including Calvin Klein(R) for women's sportswear, IZOD(R) for women's sportswear, Def Jam(TM) for men's and women's sportswear, Liz Claiborne(R) for women's suits and XOXO(R) for juniors sportswear, intimate apparel and dresses. On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Part of the purchase is Phat's option to buyout the license from the menswear licensee, which the Company exercised in February 2004.

     (iii) The Company purchases finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. The Company has not experienced difficulty in obtaining finished goods or raw materials essential to its business in any of its three business segments.

     (iv) The Company is the owner of certain trade names essential to its business. The Company also holds licenses of certain trade names in each of their business segments having various terms which expire through 2008. Further information about the Company's trade names is set forth in the Company's 2003 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 15 to the Consolidated Financial Statements, which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

     (vii) Approximately $241 million (10%) of the Company's sales in 2003 were to J. C. Penney Company, Inc. No other customer accounts for more than 10% of the Company's revenues. The Company's management believes that the relationship with this customer will continue into the foreseeable future.

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

     (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available. Kellwood's ability to compete depends principally on styling, service to the retailer, continued high regard for the Company's brands and trade names, and price. The Company's competitors include Jones Apparel Group Inc., Liz Claiborne Inc., V.F. Corporation, Polo Ralph Lauren Corp., and Tommy Hilfiger Corp.

     (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. The amount spent on research and development activities during 2003, 2002, and 2001 was not material.

     (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (xiii) At the end of 2003, there were approximately 27,000 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

(d) Except for its Smart Shirts operations in the Men's Sportswear segment, the Company's foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing. The sales, operating profit, and net assets attributable to each segment are set forth under the caption "Industry Segment and Geographic Area Information" in Note 15 to Consolidated Financial Statements in the Company's 2003 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K and which is incorporated herein by reference. Smart Shirts' operations are included in the Men's Sportswear segment and comprise 75% of sales and 85% of net assets of this segment for 2003; 78% of sales and 80% of net assets of this segment for 2002; and 80% of sales and 87% of net assets of this segment for 2001. Almost all of Smart Shirt's net assets are located outside of the United States. Approximately 10%, 11% and 13% of Smart Shirt's sales in 2003, 2002 and 2001, respectively, were outside the United States. The risk attendant to the Company's Smart Shirts operations is believed to be slightly greater than that of domestic operations primarily due to uncertainty as to the availability of sufficient quota and political risk in 2004. Utilization of existing quota rights and diversification of Smart Shirts' manufacturing capacity to various countries helps to mitigate these risks.

Because approximately 80% of the Company's products are sourced from contract manufacturers, primarily in Asia, in 2002 the Company established Kellwood Trading Limited (KTL), a Far Eastern sourcing infrastructure based in Hong Kong. KTL provides sourcing only to Kellwood business units. KTL does not have significant assets.

The Company sources product from contract manufacturers and manufactures product, primarily in Asia. The elimination of quota beginning January 1, 2005, produces an uncertainty that should result in more efficient sourcing of product and improved productivity in our sourcing organization. However, the impact of eliminating quota cannot be predicted with certainty, and the benefit, if any, is not estimable at this time.

(e) Kellwood Company maintains a company website at www.kellwood.com. The Company makes available, free of charge through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after such reports are filed or furnished with the SEC.

ITEM 2.  PROPERTIES

At January 31, 2004, the Company operated 39 distribution or production facilities worldwide.

WOMEN'S SPORTSWEAR

This segment operates 11 warehousing and distribution centers and a manufacturing facility totaling approximately 3.1 million square feet including:

     o The Kellwood Western Region Distribution Center in the Los Angeles area. This facility is a multi-tiered 525,000 square foot facility;

     o A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee; and

     o A 600,000 square foot warehouse and distribution center in Chico, California.

These facilities serve multiple business units, thereby generating economies of scale in warehousing and distribution activities.

MEN'S SPORTSWEAR

The Company's Smart Shirts subsidiaries operate 12 manufacturing facilities and a distribution center totaling approximately 1.2 million square feet. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Philippines and the People's Republic of China.

Additionally, this segment operates a manufacturing facility in Mexico and shares warehousing with the Women's Sportswear segment.

OTHER SOFT GOODS

This segment operates:

     o 7 domestic warehousing and distribution facilities and 1 warehousing and distribution facility in Canada totaling approximately 1.0 million square feet, and

     o 4 manufacturing facilities and a cutting facility totaling approximately 320,000 square feet located in Honduras, Dominican Republic and the United States.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item constitutes part of the Company's 2003 Annual Report to Shareowners, under the caption "Common Stock Data," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item constitutes part of the Company's 2003 Annual Report to Shareowners, under the caption "Five Year Financial Summary," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item constitutes part of the Company's 2003 Annual Report to Shareowners, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item constitutes part of the Company's 2003 Annual Report to Shareowners, under the caption "Market Risk Sensitivity and Inflation Risks," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 3, 2004, constitute part of the Company's 2003 Annual Report to Shareowners, which is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required by this Item regarding directors constitutes part of the Company's Proxy Statement for the 2004 Annual Meeting of Shareowners, under the captions "Nominees for Election to Serve Until 2006" and "Directors Continuing to Serve Until 2005," which information is incorporated herein by reference. The information regarding compliance with section 16(a) of the Securities and Exchange Act of 1934 constitutes part of the Company's Proxy Statement for the 2004 Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

(b) Executive Officers of the Registrant as of March 6, 2004:

Name of Officer            Age      Office and Employment During the Last Five Years
----------------------     ---      ------------------------------------------------
Hal J. Upbin                65      Chairman and Chief Executive Officer since December 2, 2003;
                                    Chairman, President and Chief Executive Officer (1999-2003);
                                    President and Chief Executive Officer (1997-1999)

Robert C. Skinner, Jr.      49      President and Chief Operating Officer since December 2, 2003;
                                    Vice President and President Menswear (2002-2003);
                                    President Kellwood Menswear (2000-2002);
                                    Corporate Group Vice President of Oxford Industries (1987-2000)

W. Lee Capps, III           56      Executive Vice President Finance and Chief Financial Officer since December 2, 2003;
                                    Senior Vice President Finance and Chief Financial Officer (2002-2003);
                                    Vice President Finance and Chief Financial Officer (2000-2002);
                                    Vice President Corporate Development (1998-2000)

Stephen L. Ruzow            60      Executive Vice President and President Womenswear since December 2, 2003;
                                    Vice President and President Womenswear (2003);
                                    President Womenswear (2001-2003);
                                    Chairman and Chief Executive Officer of Pegasus Apparel Group (1998-2001)

Thomas H. Pollihan          54      Senior Vice President, Secretary and General Counsel since March 7, 2002;
                                    Vice President, Secretary and General Counsel (1993-2002)

Lawrence E. Hummel          61      Vice President Finance since November 26, 2002;
                                    Vice President Controller (1992-2002)

Roger D. Joseph             62      Vice President Treasurer and Investor Relations since December 1, 2000;
                                    Vice President Treasurer (1992-2000)

Donald R. Riley             41      Vice President and Chief Information Officer since March 7, 2002;
                                    Chief Information Officer (1998-2002)

Donna B. Weaver             53      Vice President Corporate Communications since April 24, 2002
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

(h) The Board, in its business judgment, has determined that Mr. Bentele and Mr. Katzen meet the Securities and Exchange Commission's definition of audit committee financial expert and have so designated both as such. The Board has determined that Messrs. Bentele and Katzen are independent as such term is used under Schedule 14A of the Securities Exchange Act of 1934.

The Company has adopted a Code of Ethical Conduct for Senior Financial Officers and Financial Management. This Code applies to, and has been signed by, all key financial management personnel as well as the Chief Financial Officer and the Chief Executive Officer. The full text of the Code of Ethical Conduct for Senior Financial Officers and Financial Management is available at the Company's website at www.kellwood.com. The Corporate Governance Committee determined that should any changes to or waivers of this Code of Ethical Conduct occur, such changes or waivers will be timely disclosed on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's Proxy Statement for the 2004 Annual Meeting of Shareowners, under the captions "Compensation of Directors," "Report of the Compensation Committee on Executive Compensation - Executive Officer Agreements," and "Compensation of Executive Officers" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Some of the information required by this Item is set forth in the Company's Proxy Statement for the 2004 Annual Meeting of Shareowners, under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of Kellwood Stock," which information is incorporated herein by reference. In addition, set forth below is certain equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------
     Plan Category              Number Of Securities To      Weighted-Average        Number Of Securities Remaining
                                Be Issued Upon Exercise      Exercise Price Of       Available For Future Issuance Under
                                Of Outstanding Options,      Outstanding Options,    Equity Compensation Plans (Excluding
                                Warrants And Rights          Warrants And Rights     Securities Reflected In Column (A))
----------------------------------------------------------------------------------------------------------------------------
                                       (A)                          (B)                               (C)
----------------------------------------------------------------------------------------------------------------------------
 Equity Compensation Plans
   Approved by Security Holders        2,929,615                  $23.98                            2,737,918
Equity Compensation Plans not
   Approved by Security Holders           N/A                       N/A                                N/A
----------------------------------------------------------------------------------------------------------------------------
         TOTAL                         2,929,615                  $23.98                            2,737,918
----------------------------------------------------------------------------------------------------------------------------

Additional information required by this Item is set forth under the caption "Stock Plans" in Note 10 to the Consolidated Financial Statements included in the Company's 2003 Annual Report to Shareowners, which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

The Company's 1995 Stock Option Plan provides for an annual increase in the shares available for issuance by an amount equal to 2% of the adjusted average common stock outstanding used by the Company to calculate diluted earnings per share for the preceding fiscal year. Additional shares reserved based upon the 2003 adjusted average common stock outstanding are reflected in the amounts in column (A) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's Proxy Statement for the 2004 Annual Meeting of Shareowners, under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Company's Proxy Statement for the 2004 Annual Meeting of Shareowners, under the caption "Independent Auditor Fees", which information is incorporated herein by reference.

PART IV
-------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 3, 2004, constitute part of the 2003 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         (i)      Financial Statements:

                      Report of Independent Auditors

                      Consolidated Statement of Earnings, Year Ended January 31, 2004; Year Ended February 1, 2003; and Year Ended February 2, 2002

                      Consolidated Balance Sheet, January 31, 2004; and February 1, 2003

                      Consolidated Statement of Cash Flows, Year Ended January 31, 2004; Year Ended February 1, 2003; and Year Ended February 2, 2002

                      Consolidated Statement of Shareowners' Equity, Year Ended January 31, 2004; Year Ended February 1, 2003; and Year Ended February 2, 2002

                      Notes to Consolidated Financial Statements

         (ii)     Financial Statement Schedules:

                      Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein is included in the consolidated financial statements or the notes to the consolidated financial statements.

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

3.2 - By-Laws, as amended March 5, 2003, incorporated herein by reference to Form 10-K for the fiscal year ended February 1, 2003, SEC File No. 1-7340.

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

10.8* - Amendment to Employment Agreement dated May 29, 2003 between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-Q for the quarter ended May 3, 2003, SEC File No. 1-7340.

10.9* - 1995 Stock Option Plan For Nonemployee Directors As Amended, dated May 30, 2002, incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement dated April 16, 2002, SEC File No. 1-7340.

S.E.C. Exhibit
Reference No.   Description
-------------   -----------

13 - Portions of the Annual Report to Shareowners for the year ended January 31, 2004, which are incorporated by reference in this Form 10-K, filed herewith.

14 - Code of Ethical Conduct for Senior Financial Officers and Financial Management. The full text of the Code of Ethical Conduct for Senior Financial Officers and Financial Management is available at the Company's website at www.kellwood.com.

21              - Subsidiaries of the Company, filed herewith.

23              - Consent of Independent Accountants, filed herewith.

24              - Powers of Attorney: Ms. Dickerson and Page and Messrs.
                Bentele, Bloom, Genovese, Granoff, Hunter, Katzen, and Upbin; filed herewith.

31.1            - Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2            - Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32              - Certification pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002, filed herewith.

* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

(b) REPORTS ON FORM 8-K:

The following reports were filed on Form 8-K during the three months ended January 31, 2004:

         Current Report under items 5 and 7 on Form 8-K dated January 9, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KELLWOOD COMPANY

Dated: March 18, 2004
                           /s/ Hal J. Upbin
                           ---------------------------------
                           Hal J. Upbin
                           Director, Chairman of the Board,
                           and Chief Executive Officer

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

Signature                                            Title                                       Date
---------                                            -----                                       ----
/s/ Hal J. Upbin                                     Director, Chairman of the Board,            March 18, 2004
-----------------------------                        and Chief Executive Officer
Hal J. Upbin


/s/ W. Lee Capps, III                                Executive Vice President Finance and        March 18, 2004
-----------------------------                        Chief Financial Officer
W. Lee Capps, III                                    (principal financial officer)


/s/ Lawrence E. Hummel                               Vice President Finance                      March 18, 2004
-----------------------------                        (principal accounting officer)
Lawrence E. Hummel


Raymond F. Bentele*                                  Director


Martin Bloom*                                        Director


Kitty G. Dickerson*                                  Director


Leonard A. Genovese*                                 Director


Martin J. Granoff*                                   Director


Jerry M. Hunter*                                     Director


Larry R. Katzen*                                     Director


Janice E. Page*                                      Director

/s/ W. Lee Capps, III
-----------------------
W. Lee Capps, III
*Attorney-in-fact
March 18, 2004

                                                                                                                Exhibit 13

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                            ---------------------------------
                                                   FINANCIAL HIGHLIGHTS
                                                   --------------------
                                       (Amounts in millions, except per share data)


--------------------------------------------------------------------------------------------------------------------------
                                                     2003         2002(1),(4)      2001         2000(1)    1999(1),(2)
--------------------------------------------------------------------------------------------------------------------------
Fiscal year ended                                    1/31/04       2/1/03          2/2/02       2/3/01      1/29/00
                                                   -----------  -----------     -----------  -----------   ----------
Net sales                                          $   2,346.5  $   2,166.6     $   2,281.8  $   2,362.2   $  2,193.7
                                                   ===========  ===========     ===========  ===========   ==========

Costs and expenses:
------------------
   Cost of products sold                               1,845.2      1,733.6(3)      1,851.2      1,881.0      1,722.6
   Selling, general and administrative                   357.6        324.4           327.3        353.0        327.9
   Amortization of goodwill and intangible assets          9.5          5.8             9.4          8.3          9.1
   Provision for business and facilities realignment         -         12.1(3)            -            -          6.8
   Pension income and plan termination                       -            -               -        (13.2)        (5.5)
   Goodwill impairment charge                                -            -               -            -         48.9
   Merger costs                                              -            -               -            -          5.3
   Interest expense                                       25.1         27.9            34.8         32.6         30.7
   Interest (income) and other, net                       (1.4)        (0.1)           (1.2)         1.5         (3.2)
                                                   -----------  -----------     -----------  -----------   ----------
Earning before income taxes                              110.5         62.9            60.3         99.0         51.1
                                                   ===========  ===========     ===========  ===========   ==========
Net earnings from continuing operations                   72.6         41.3            37.7         60.8         10.0
Net earning (loss) from discontinued operations(5)        (1.5)         0.7               -            -            -
                                                   -----------  -----------     -----------  -----------   ----------
Net earnings                                       $      71.1  $      42.0     $      37.7  $      60.8   $     10.0
                                                   ===========  ===========     ===========  ===========   ==========

Weighted average shares outstanding:
   Basic                                                  26.5         24.6            22.8         23.6         27.5
   Diluted                                                27.1         24.9            22.9         23.7         27.8

Earnings (loss) per share:
   Basic:
     Continuing operations                         $      2.74  $      1.68     $      1.66  $      2.57   $      .36
     Discontinued operations(5)                           (.06)         .03               -            -            -
                                                   -----------  -----------     -----------  -----------   ----------
     Net earnings                                  $      2.68  $      1.71     $      1.66  $      2.57   $      .36
                                                   ===========  ===========     ===========  ===========   ==========

   Diluted:
     Continuing operations                         $      2.68  $      1.66     $      1.65  $      2.57   $      .36
     Discontinued operations(5)                           (.06)         .03               -            -            -
                                                   -----------  -----------     -----------  -----------   ----------
     Net earnings                                  $      2.62  $      1.69     $      1.65  $      2.57   $      .36
                                                   ===========  ===========     ===========  ===========   ==========

Cash dividends declared                            $       .64  $       .64     $       .64  $       .64   $      .64
                                                   ===========  ===========     ===========  ===========   ==========

(1) The impact of restructuring and business realignment, pension income and plan termination gain, goodwill impairment charge and merger costs is as follows:

                                                       2003        2002            2001         2000         1999(2)
                                                   -----------  -----------     -----------  -----------   ----------

   Total pretax impact                             $         -  $    (15.0)(3)  $         -  $      13.2   $    (55.5)
   Net earnings                                              -        (9.7)               -          8.1        (53.2)
   Earnings per Share:
      Basic                                        $         -  $     (.40)     $         -  $       .34   $    (1.94)
      Diluted                                      $         -  $     (.39)     $         -  $       .34   $    (1.91)






                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
                      FINANCIAL HIGHLIGHTS (CONTINUED)
                      --------------------------------
                (Amounts in millions, except per share data)


(2) In August 1999 the Company changed its fiscal year-end from April 30 to the Saturday closest to January 31. This page presents certain unaudited financial information for 1999 as if the Company's year-end had been the Saturday closest to January 31 throughout this period.

(3) In 2002 the Company made the decision to implement realignment actions. These actions impacted 2002 earnings by $15 before tax ($9.7 after tax, or $0.39 per share) including $2.9 recorded in cost of products sold and $12.1 recorded as a provision for business and facilities realignment.

(4) Pursuant to Statement of Financial Accounting Standards No. 142, the Company adopted new accounting for goodwill beginning in 2002. Under this new accounting standard, goodwill is no longer amortized.

(5) During fiscal 2003, the Company decided to discontinue their True Beauty by Emme(R) operations and sold their domestic and European Hosiery operations. As such, these operations have been reflected as discontinued operations for all periods presented.

COMMON STOCK DATA

                                        2003                                    2002
                           -------------------------------        --------------------------------
                                Stock Price      Dividends              Stock Price     Dividends
                              High       Low        Paid              High       Low      Paid
                           ---------  ---------  ---------        ---------- ---------- ----------
First Quarter              $   30.54  $   22.65  $     .16        $    28.90 $    22.85 $      .16
Second Quarter                 34.85      26.79        .16             32.50      24.90        .16
Third Quarter                  38.34      31.50        .16             26.65      19.70        .16
Fourth Quarter                 42.89      34.90        .16             29.07      23.45        .16

Common stock of Kellwood Company is traded on the New York Stock Exchange, ticker symbol KWD. At March 6, 2004, there were approximately 1,022 shareowners of record.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------
                (Dollars in Millions, except per share data)

FINANCIAL REVIEW
----------------

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity, capital resources and operating segment results. The amounts and disclosures included in management's discussion and analysis of financial condition and results of operations, unless otherwise indicated, are presented on a continuing operations basis. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

The Company's internal reporting utilizes net earnings, earnings per share and gross profit excluding the facilities realignment costs discussed below. Management evaluates each of its business units using these measures in order to isolate the results of ongoing operations by excluding the charge which was infrequent and unusual. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the facilities realignment costs. The amounts that exclude the facilities realignment costs are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

The apparel industry has experienced deflation for many years. As a result, the Company's sales growth has come from acquisitions and investment in new brands and initiatives. Earnings growth has come from increased sales and control over costs.

Sales for the year ended January 31, 2004 were $2,346.5, up $179.9 or 8.3% from $2,166.6 in 2002. Sales increases in 2003 were primarily driven by:

     o   the acquisitions of Briggs New York Corp. (Briggs) on February 4, 2003

     o the full year impact of the acquisition of Gerber Childrenswear, Inc. (Gerber) on June 25, 2002

     o the launching of new brands as a result of new license agreements such as IZOD(R) for women's sportswear, XOXO(R) for junior's sportswear, Liz Claiborne(R) for suits and dresses, and Run Athletics(TM) for men's sportswear

The favorable impact on sales in 2003 from the above items was partially offset by sales declines in the Company's base business in the Women's Sportswear and Other Soft Goods segments. Overall, the Company experienced net sales increases in all segments - Women's Sportswear, Men's Sportswear and Other Soft Goods.

The Company's gross margin percentage increased to 21.4% in 2003 from 20.0% in 2002 primarily due to cost reductions related to lower surplus and obsolete inventory, using the Company's newly established trading company and moving more contract production from the Western to Eastern hemisphere. SG&A as a percent of sales of 15.2% was relatively consistent with 2002 (15.0%) despite increased spending on new brands and initiatives. During 2003 the Company invested $17.9 in SG&A spending on several new major marketing initiatives, which were as follows:

     o   Calvin Klein(R) for women's sportswear

     o   Liz Claiborne(R) for women's suits and dresses

     o   IZOD(R) for women's sportswear

     o   XOXO(R) for junior's sportswear, intimate apparel and dresses

     o   Dockers(R) tops for women

     o   Lucy Pereda(TM) sportswear

     o   Def Jam University(TM) for women's and men's sportswear

     o   Run Athletics(TM) for men's sportswear

Many of these new brands were obtained through licensing agreements which commit the Company to certain minimum guaranteed royalty payments during the term of the license. The investments made during 2003 continue to add to Kellwood's portfolio of brands and businesses and begin to fill a void in the Company's product offerings to the under twenty-five market. The investments made in these new brands and initiatives during 2003 are expected to more favorably impact sales and net earnings in 2004 as these initiatives move from the product development phase to the sales floor. The Company was able to leverage its SG&A expenses over the sales base such that the increased spending on new brands and initiatives did not impact SG&A as a percent of sales. As a result of the above, net earnings from continuing operations were $72.6 or $2.68 per diluted share, up from $41.3 or $1.66 per diluted share reported in 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


The Company continues to have an active acquisition program with the acquisition of Phat Fashions, LLC and Phat Licensing, LLC in early 2004 being the latest business to join Kellwood's portfolio of brands and businesses. Phat will be part of the Men's Sportswear segment. The Company exercised an option to buyout the license for Phat Farm(R) from the menswear licensee in February 2004, which will also be part of the Men's Sportswear segment. Acquisitions and the launching of new brands are expected to more than offset the deflationary trends in the industry and result in continued sales and net earnings growth in 2004.

FACILITIES REALIGNMENT COSTS. In 2002 the Company decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments include the closing of five warehouse operations and six manufacturing facilities and will result in a reduction of approximately 1,900 employees, primarily production and warehousing personnel. These actions impacted fiscal 2002 earnings by $15.0 before tax (approximately $9.7 after tax, or $0.39 per share). These costs included $2.9 ($0.7 for Women's Sportswear, $0.3 for Men's Sportswear and $1.9 for Other Soft Goods) recorded in cost of products sold and $12.1 ($5.9 for Women's Sportswear, $1.5 for Men's Sportswear and $4.7 for Other Soft Goods) recorded as a provision for realignment.

Through January 31, 2004 these realignment actions resulted in the Company closing five warehouse operations and four manufacturing facilities, reducing employment and terminating a license agreement. These costs related to these actions include employee severance, vacant facilities costs, and other cash realignment costs including minimum royalties and customer markdowns on a discontinued license agreement. The Company expects the remaining realignment actions to be completed by the second quarter of 2004.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


FISCAL 2003 VS. 2002
--------------------

Summarized comparative financial data for fiscal 2003 and 2002 are as follows ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding):

                                               Amounts               % change           % of Sales
                                         2003            2002         02-03          2003         2002
                                    -------------  -------------  -------------   ----------   ---------
Net sales                           $     2,346.5  $     2,166.6          8.3%       100.0%       100.0%
Cost of products sold                     1,845.2        1,733.6          6.4%        78.6%        80.0%
                                    -------------  -------------  -------------   ----------   ---------
Gross profit                                501.3          433.0         15.8%        21.4%        20.0%
SG&A                                        357.6          324.4         10.2%        15.2%        15.0%
                                    -------------  -------------  -------------   ----------   ---------
Operating earnings before
   amortization and
   realignment costs(1)                     143.6          108.6         32.3%         6.1%         5.0%
Amortization of intangibles                   9.5            5.8         65.1%         0.4%         0.3%
Facilities realignment                          -           12.1           NM          0.0%         0.6%
                                    -------------  -------------  -------------   ----------   ---------
Operating earnings                          134.1           90.7         47.9%         5.7%         4.2%
Interest expense                             25.1           27.9        (10.2%)        1.1%         1.3%
Interest (income) & other, net               (1.4)          (0.1)          NM         (0.1%)        0.0%
                                    -------------  -------------  -------------   ----------   ---------
Earnings before taxes                       110.5           62.9         75.7%         4.7%         2.9%
Income taxes                                 37.8           21.6
                                    -------------  -------------
Net earnings from
   continuing operations            $        72.6  $        41.3
                                    =============  =============
Effective tax rate                           34.3%          34.3%
                                    -------------  -------------

(1) Operating earnings before amortization and realignment costs differs from operating earnings in that it excludes realignment costs and amortization of intangibles. Operating earnings before amortization and realignment costs should not be considered as an alternative to operating earnings. Operating earnings before amortization and realignment costs is the primary measure used to evaluate the Company's performance as well as the performance of the Company's business units and segments. Management believes the comparison of operating earnings before amortization and realignment costs between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the facilities realignment charges and amortization of intangibles, the changes in which are explained elsewhere. The subtotal of operating earnings before amortization and realignment costs may not be comparable to any similarly titled measure used by another company.

SALES for 2003 were $2,346.5, increasing $179.9 or 8.3% versus last year. The increase in sales was primarily driven by the acquisitions of Gerber on June 25, 2002 and Briggs on February 4, 2003 (together approximately $247.6) and increased sales in the Men's Sportswear segment, partially offset by discontinued brands and programs and sales declines to existing customers in the Women's and Other Soft Goods segments.

GROSS PROFIT for 2003 was $501.3 or 21.4% of sales increasing $68.3 or 1.4% of sales versus $433.0 or 20.0% of sales reported in 2002. Included in gross profit for 2002 is $2.9 in facilities realignment costs. Excluding facilities realignment costs, gross profit for 2003 increased $65.4 or 1.2% of sales. The improvement in the Company's gross margin rate in 2003 resulted from cost reductions due to reductions in sales of lower-margin business, improved management of sales deductions and allowances, expansion of sourcing through the Company's newly established trading company, having less surplus and obsolete inventory, and efficiencies resulting from more effective utilization of distribution facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) increased $33.2 or 10.2% to $357.6 in 2003 compared to $324.4 in 2002. The increase is primarily due to the acquisitions of Briggs and Gerber (together approximately $18.6) and spending related to several new brands and major marketing initiatives ($17.9). These initiatives provided relatively little sales volume during 2003 but are expected to provide growth in 2004.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


AMORTIZATION of intangible assets for 2003 increased to $9.5 from $5.8 in 2002 as a result of the amortization of identified intangible assets related to Briggs and Gerber. Identified intangible assets are amortized over their estimated economic useful lives.

INTEREST EXPENSE decreased $2.8 from 2002 due to a combination of lower average debt balances and lower rates.

INTEREST INCOME AND OTHER, NET increased $1.3 compared to 2002. The increase is primarily due to a $3.0 gain resulting from the acquisition breakup fee related to Kasper A.S.L., Limited (Kasper) partially offset by less interest income.

THE EFFECTIVE TAX RATE was consistent at 34.3% in 2003 compared to 34.3% in the prior year. The effective tax rate was less than the U.S. statutory rate due to lower tax rates on undistributed foreign earnings considered to be permanently reinvested abroad.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased due to the shares issued in conjunction with the acquisitions of Gerber and Briggs as well as the increased price of Kellwood common stock, which drove higher option exercises and increased the dilution from unexercised options.

DISCONTINUED OPERATIONS. On October 30, 2003 the Company finalized an agreement to sell their Hosiery operations. As such, the operations of the Hosiery business are accounted for as discontinued operations, and accordingly, operating results and assets and liabilities of the Hosiery operations are segregated in the accompanying consolidated statement of earnings and consolidated balance sheet. The sale of the entire Hosiery operations closed in November 2003. Prior to being classified as discontinued, the Hosiery operations were included in the Men's Sportswear segment. See financial statement Note 3.

During the fourth quarter of 2003, the Company decided to discontinue their True Beauty by Emme(R) (True Beauty) operations. This included the termination of the related license agreement before its expiration. As such, the operations of True Beauty ceased in the fourth quarter of 2003 and have been accounted for as discontinued operations. Accordingly, operating results and assets and liabilities of True Beauty are segregated in the accompanying consolidated statement of earnings and consolidated balance sheet, respectively. Prior to being classified as discontinued, True Beauty was included in the Women's Sportswear segment. See financial statement Note 3.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


FISCAL 2002 VS. 2001
--------------------

Summarized comparative financial data for fiscal 2002 and 2001 are as follows ($ in millions; percentages are calculated based on actual data, but columns may not add due to rounding):

                                               Amounts               % change           % of Sales
                                         2002            2001         01-02          2002         2001
                                    -------------  -------------  -------------   ----------   ----------
   Net sales                        $     2,166.6  $     2,281.8         (5.0%)      100.0%       100.0%
   Cost of products sold                  1,733.6        1,851.2         (6.4%)       80.0%        81.1%
                                    -------------  -------------  -------------   ---------    ----------
   Gross profit                             433.0          430.6          0.6%        20.0%        18.9%
   SG&A                                     324.4          327.3         (0.9%)       15.0%        14.3%
                                    -------------  -------------  -------------   ---------    ----------
   Operating earnings before
     amortization and
     realignment costs(1)                   108.6          103.3          5.0%         5.0%         4.5%
   Amortization of intangibles                5.8            9.4        (38.5%)        0.3%         0.4%
   Facilities realignment                    12.1              -           NM          0.6%         0.0%
                                    -------------  -------------  -------------   ---------    ----------
   Operating earnings                        90.7           94.0         (3.5%)        4.2%         4.1%
   Interest expense                          27.9           34.8        (19.9%)        1.3%         1.5%
   Interest (income) & other, net            (0.1)          (1.2)          NM          0.0%        (0.1%)
                                    -------------  -------------  -------------   ---------    ----------
   Earnings before taxes                     62.9           60.3          4.2%         2.9%         2.6%
   Income taxes                              21.6           22.6
                                    -------------  -------------
   Net earnings from
     continuing operations          $        41.3  $        37.7
                                    =============  =============
   Effective tax rate                        34.3%          37.5%
                                    -------------  -------------

(1) Operating earnings before amortization and realignment costs differs from operating earnings in that it excludes realignment costs and amortization of intangibles. Operating earnings before amortization and realignment costs should not be considered as an alternative to operating income. Operating earnings before amortization and realignment costs is the primary measure used to evaluate the Company's performance as well as the performance of the Company's business units and segments. Management believes the comparison of operating earnings before amortization and realignment costs between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the facilities realignment charges and amortization of intangibles, the changes in which are explained elsewhere. The subtotal of operating earnings before amortization and realignment costs may not be comparable to any similarly titled measure used by another company.

SALES decreased $115.2 or 5.0% to $2,166.6 in 2002 from $2,281.8 in 2001, reflecting the cautious buying of both retailers and consumers. This drop in volume was anticipated when Kellwood's orders were placed with suppliers. Accordingly, inventory balances were lower throughout 2002 as compared to the prior year.

GROSS PROFIT increased $2.4 or 0.6% to $433.0 or 20.0% of sales in 2002 from $430.6 in 2001. Included in gross profit for 2002 is $2.9 in facilities realignment costs. Excluding facilities realignment costs, gross profit increased $5.3 or 1.2% to $435.9 or 20.1% of sales. This increase was primarily due to lower inventory markdowns and lower cost sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) decreased $2.9 or 0.9% to $324.4 in 2002 compared to $327.3 in the prior year. The decrease is primarily due to cost control programs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


AMORTIZATION of intangible assets for the year decreased to $5.8 from $9.4 in the prior year as a result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 and the related cessation of amortization of goodwill ($6.5 in 2001). This decrease was partially offset by the amortization of identified intangible assets related to the Gerber acquisition. Identified intangible assets are amortized over their estimated economic useful lives.

INTEREST EXPENSE decreased $6.9 due to the reduction in bank borrowings as a result of the Company's working capital reduction initiatives.

INTEREST INCOME AND OTHER, NET decreased $1.1 to $0.1 in 2002 compared to $1.2 in 2001. Other income in 2001 included $3.4 (pretax) related to the change in accounting for certain inventories from the LIFO to the FIFO method. The change was effected in the first quarter of 2001 and was not considered material to require restatement of prior years' income statements. This was partially offset by expense related to the early termination of a license agreement.

THE EFFECTIVE TAX RATE decreased 3.2% to 34.3% in 2002 compared to 37.5% in the prior year as a result of the cessation of non-deductible goodwill amortization and foreign tax differences associated with the Company's Smart Shirts overseas operations.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased due to the shares issued in conjunction with the acquisition of Gerber.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

SEGMENT RESULTS:
----------------

The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:

     o   Women's Sportswear,

     o   Men's Sportswear,

     o   Other Soft Goods, and

     o   General Corporate.

Sales and segment earnings by segment for fiscal 2003, 2002 and 2001 were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                                    Amounts                                  % change
                                    -----------------------------------------       ---------------------------
                                        2003           2002           2001             '02-'03       '01-'02
                                    -------------  -----------    -----------       ------------   ------------
   Net sales
   ---------
   Women's Sportswear               $     1,406.3  $   1,313.4    $   1,514.8               7.1%         (13.3%)
   Men's Sportswear                         472.4        395.5          347.8              19.5%          13.7%
   Other Soft Goods                         467.7        457.7          419.1               2.2%           9.2%
                                    -------------  -----------    -----------       -----------    -----------
   Kellwood total                   $     2,346.5  $   2,166.6    $   2,281.8               8.3%          (5.0%)
                                    =============  ===========    ===========       ===========    ===========

   Segment earnings
   ----------------
   Women's Sportswear               $       112.5  $     101.8    $      91.2              10.6%          11.6%
   Men's Sportswear                          45.2         36.2           29.6              25.0%          22.4%
   Other Soft Goods                          27.9         16.0           18.0              74.4%         (11.1%)
   General Corporate                        (42.0)       (45.4)         (35.4)             (7.5%)         28.1%
                                    -------------  -----------    -----------       -----------    -----------
   Total segment earnings           $       143.6  $     108.6    $     103.3              32.3%           5.0%
                                    =============  ===========    ===========       ===========    ===========

   Segment earnings margins
   ------------------------
   Women's Sportswear                         8.0%         7.7%           6.0%
   Men's Sportswear                           9.6%         9.2%           8.5%
   Other Soft Goods                           6.0%         3.5%           4.3%
   General Corporate                           NM           NM             NM
                                    -------------  -----------    -----------
   Total segment earnings                     6.1%         5.0%           4.5%
                                    =============  ===========    ===========

WOMEN'S SPORTSWEAR. Sales of Women's Sportswear increased $92.9 (7.1%) in 2003 to $1,406.3. The sales increase was primarily due to the acquisition of Briggs (which had sales of $194.0 for 2003), sales from new brands launched earlier this year and growth from the core popular-to-moderately priced brands, partially offset by sales decreases in low margin private label merchandise and better to bridge brands sold to specialty and department stores.

Women's Sportswear segment earnings for 2003 were $112.5 or 8.0% of net sales, up $10.7 from last year and improved as a percent of sales by 0.3%. The primary reason for the increase in segment earnings during 2003 was the acquisition of Briggs, partially offset by decreased earnings in the other Women's Sportswear business units. The decrease in the other Women's Sportswear business units was due to lower sales volume and increased costs for new brands and initiatives.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

Sales of Women's Sportswear decreased $201.4 (13.3%) in 2002 to $1,313.4 from $1,514.8 in 2001. Several factors contributed to the year-to-year drop in sales. The dress category was cyclically weak in 2002. The Company's retail customers reduced their dress open-to-buy by 25% for the Spring and Fall selling seasons. This fashion trend hurt volume in 2002. The Company saw this trend developing in 2001 and took the appropriate steps to reduce inventory commitments and overhead. With fewer dresses on the selling floor, the retailers have cut back on the number of vendors they use, and as a result the Company has been able to increase market share. The second major reason for the year-to-year drop in volume is lower sales to one of the Company's department store customers due to the combination of a weak market and a change in the customer's merchandising strategy. Finally, the Company decided to eliminate several under-performing Women's Sportswear brands.

Women's Sportswear segment earnings for 2002 were $101.8 or 7.7% of net sales, up $10.6 from 2001 and improved as a percent of sales by 1.7%. The improvement in earnings, despite the drop in sales, came largely from a 2.2% improvement in gross margin. The gross margin rate improved due to lower inventory markdowns and lower cost sourcing. Facilities realignment costs reduced the gross profit and segment earnings by $0.7.

MEN'S SPORTSWEAR. Sales of Men's Sportswear increased $76.9 or 19.5% in 2003 to $472.4. The increase in sales for 2003 was due to several new brands and marketing initiatives, including Claiborne(R) and Dockers(R) dress shirts, Def Jam University(TM) and Casual Male sportswear and Run Athletics(TM) activewear, and increased sales in the private label bottoms business.

Segment earnings for 2003 were $45.2, up $9.0 from last year. The improvement in earnings came from higher sales volume and gross margin improvement resulting from better utilization of manufacturing capacity and improved plant efficiency.

Sales of Men's Sportswear increased $47.7 or 13.7% in 2002 to $395.5 due to the results of internal growth initiatives. This growth was a result of new products and programs in the Menswear division including increased volume with the redesigned Slates(R) branded sportswear as well as private label pants and jeans programs. Additionally, the Smart Shirts division has increased sales through new dress shirts programs for Claiborne(R) and Dockers(R).

Segment earnings for 2002 were $36.2, up $6.6 from 2001. The improvement in earnings was due to less markdowns and margin pressure in the Menswear division. Facilities realignment costs reduced the gross profit and segment earnings by $0.3.

OTHER SOFT GOODS. Sales of Other Soft Goods increased $10.0 or 2.2% in 2003 to $467.7 primarily due to the Gerber acquisition partially offset by sales declines at Intimate Apparel and American Recreation Products.

Segment earnings for 2003, including the facilities realignment costs, were $27.9 up $11.9 from last year. Excluding Gerber, segment earnings were $13.6, up $8.9 from the prior year. The Company planned for a challenging year in 2003 and took action to improve gross margins and lower SG&A spending as well as improve working capital management and return on capital. As a result of facility consolidations and moving the majority of sourcing to contractors in the Far East, margins have improved, SG&A spending has been reduced, and segment earnings have increased.

Sales of Other Soft Goods increased $38.6 or 9.2% in 2002 to $457.7 primarily due to the acquisition of Gerber whose infant apparel business is included in this segment. Sales from the two ongoing divisions of Other Soft Goods, Intimate Apparel and Recreation Products were down $41.7 or 9.9% from 2001 due to weak customer demand and softness in the camping business.

Segment earnings for 2002, including the facilities realignment costs, were $16.0 down $2.0 from last year. Excluding Gerber, segment earnings were $4.7, down $13.3 from the prior year. The decline was due to the decline in sales of the ongoing divisions, costs to liquidate excess inventories, and facilities realignment costs of $1.9.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


GENERAL CORPORATE. General corporate expenses decreased $3.4 to $42.0 in 2003 from $45.4 in 2002 primarily as a result of decreases in compensation expense and various other corporate expenses. In addition, cost of sales was negatively impacted in 2002 related to a purchase accounting write-up of inventory to fair value for the acquisition of Gerber.

For 2002 general corporate expenses increased $10.0 to $45.4 in 2002 from $35.4 in 2001 primarily as a result of increased compensation, increased cost of sales related to the purchase accounting write-up of inventory to fair value for the acquisition of Gerber and the fact that the other income from the shift from LIFO to FIFO recorded in other income in 2001 did not recur in 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates and assumptions and the differences may be material. Significant accounting policies, estimates and judgments which management believes are the most critical to aid in fully understanding and evaluating the reported financial results include the following.

ACCOUNTS RECEIVABLE - RESERVES FOR CHARGEBACKS, ALLOWANCES
----------------------------------------------------------

Accounts receivable are recorded net of allowances for bad debts as well as existing and expected future chargebacks from customers. It is the nature of the apparel and soft goods industry that suppliers like the Company face significant pressure from customers in the retail industry to provide allowances to compensate for customer margin shortfalls. This pressure often takes the form of customers requiring the Company to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of the Company's products at retail. To the extent the Company's customers have more of the Company's goods on hand at the end of the season, there will be greater pressure for the Company to grant markdown concessions on prior shipments. The Company's accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and the Company's estimates of the level of markdowns and allowances that will be required in the coming season in order to collect the receivables. The Company evaluates the allowance balances on a continuing basis and adjusts them as necessary to reflect changes in anticipated allowance activity.

INVENTORY VALUATION
-------------------

Inventories are recorded at cost. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. The Company's products can be classified into two types: replenishment and non-replenishment. Replenishment items are those basics (bras, dress shirts, infant apparel, etc.) that are not highly seasonal or dependent on fashion trends. The same products are sold by retailers 12 months a year, and styles evolve slowly. Retailers generally replenish their stocks of these items as they are sold. Only a relatively small portion of the Company's business involves replenishment items.

The majority of the Company's products consist of items that are non-replenishment as a result of being highly tied to a season or fashion look. These products are economically "perishable". The value of this seasonal merchandise might be sufficient for the Company to generate a profit over its cost at the beginning of its season, but by the end of its season a few months later the same inventory might be salable only at less than cost. For these products, the selling season generally ranges from three to six months. The value may rise again the following year when the season in which the goods sell approaches - or it may not, depending on the level of prior year merchandise on the market and on year-to-year fashion changes.

While some "prior year" merchandise is sold by the Company through its own outlet stores, the majority of out-of-season inventories must be sold to off-price retailers and other customers who serve a customer base that will purchase prior year fashions. The amount, if any, that these customers will pay for prior year fashions is determined by the desirability of the inventory itself as well as the general level of prior year goods available to these customers. The assessment of inventory value, as a result, is highly subjective and requires an assessment of the seasonality of the inventory, its future desirability, and future price levels in the "off-price" sector.

Many of the Company's products are purchased for and sold to specific customers' orders. Others are purchased in anticipation of selling them to a specific customer. The loss of a major customer, whether due to the customer's financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to purchase obligations for goods that have not yet been received. These obligations involve product to be received into inventory over the next one to six months.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from customers that are unable to meet their financial obligations. Estimation of the allowance for doubtful accounts by the Company involves consideration of the financial condition of specific customers as well as general estimates of future collectibility based on historical experience and expected future trends. The estimation of these factors involves significant judgment. In addition, actual collection experience, and thus bad debt expense, can be significantly impacted by the financial difficulties of as few as one customer.

MARKET VALUE ASSESSMENTS OF GOODWILL AND INTANGIBLE ASSETS - TIMING AND
-----------------------------------------------------------------------
AMOUNT OF FUTURE IMPAIRMENT CHARGES
-----------------------------------

Before the implementation of SFAS No. 142, the values of goodwill and intangible assets were written off over the period expected to be benefited through regular amortization charges. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be written off through periodic charges to the income statement over the defined period. Future impairment charges will be required as and when the value of the reporting unit becomes less than its book value. The determination of the fair value of the reporting units is highly subjective, as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results of the Company's reporting units. The fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill). If a deficiency exists, impairment will be calculated. Impairment is measured as the difference between the fair value of the goodwill and its carrying amount. The fair value of goodwill is the difference between the fair value of the reporting unit as a whole and the fair value of the reporting unit's individual assets and liabilities. The annual impairment testing is performed in the fourth quarter, and additional testing would be necessary if a triggering event were to occur in an interim period.

Identifiable intangible assets include trademarks, customer base and license agreements, which are being amortized over their useful lives ranging from 2 to 20 years. Impairment testing of these would occur if and when a triggering event occurs.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted by the Company in 2003 and did not have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. The disclosure provisions of this statement have been adopted.

In December 2003 the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. This statement revises employers' disclosures about pension plans and other postretirement benefit plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement was adopted by the Company in 2003, and the disclosure requirements are included in financial statement
Note 9.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


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

LEVERAGE. The debt-to-capital ratio (defined as total debt divided by the
--------
sum of total debt and total shareholders' equity, or total capital) declined to 29.9% at January 31, 2004 compared to 35.3% at February 1, 2003 primarily as a result of cash flow from operations and working capital management.

WORKING CAPITAL. The Company's working capital requirement for inventories
---------------
and receivables is significantly influenced by sales patterns, which are highly seasonal. Inventory levels are highly dependent upon forecasted sales and order lead times. Receivable levels are a result of the timing of recent months' sales, customer payment terms, and collection experience.

The CURRENT RATIO (defined as current assets divided by current liabilities) remained relatively constant at 2.9 to 1 at January 31, 2004 compared to 2.7 to 1 at February 1, 2003.

CASH AND CASH EQUIVALENTS decreased $31.1 to $179.2 at January 31, 2004 from $210.3 at February 1, 2003. The primary reasons for the decrease in cash and cash equivalents are the use of $133.8 for acquisitions, $24.1 for capital expenditures and $31.5 for debt repayments partially offset by net cash flow from operating activities of $157.8.

ACCOUNTS RECEIVABLE increased $2.7 to $321.5 at January 31, 2004 from $318.8 at February 1, 2003. Excluding the acquisition of Briggs at January 31, 2004, accounts receivable decreased $23.7 (7.4%) from 2002. Days sales outstanding at January 31, 2004 decreased to 47 days, compared to 51 days at February 1, 2003.

INVENTORIES decreased $34.5 to $315.9 at January 31, 2004 from $350.4 at February 1, 2003. Excluding Briggs, inventory decreased $41.6 (11.9%) from 2002. Inventory days on hand decreased to approximately 53 days at January 31, 2004 compared to 56 days at February 1, 2003. The decrease in inventory levels relates primarily to various initiatives and company wide efforts surrounding inventory management.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES decreased $10.8 to $300.0 at January 31, 2004 from $310.8 at February 1, 2003. Excluding Briggs ($15.5), accounts payable and accrued expenses decreased $26.3. This decrease was a result of lower inventory purchases and decreases in accrued compensation, accrued income taxes and accrued facilities realignment.

INVESTING ACTIVITIES. Capital expenditures were $24.1 for 2003, $14.5 for
--------------------
fiscal 2002, and $19.1 in 2001. The Company has also completed the acquisitions described below. In addition to those described, the Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process.

SUBSEQUENT EVENT. On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The acquisition of Phat will add important labels to Kellwood's portfolio of brands.

The total purchase price for Phat was $140.0 in cash. Part of this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25.0, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets in the future. The Company is in the process of evaluating the tangible and intangible assets of Phat. The purchase price allocation for the Phat acquisition will be finalized within one year of the purchase.

The Phat acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of Phat will be included in the consolidated financial statements from the acquisition date. Phat will be part of the Men's Sportswear segment.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

FISCAL 2003. On February 4, 2003 the Company completed the acquisition of substantially all the assets of Briggs New York Corp. (Briggs). This acquisition was accounted for using the purchase method of accounting. Briggs is a designer and marketer of moderately priced women's apparel. The results of operations have been included in the Women's Sportswear segment beginning in 2003.

The purchase price of Briggs was $133.8 in cash and .5 million shares of Kellwood common stock (valued at $11.9 at the date of acquisition). Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets over the next four years. Such consideration, if earned, would be accounted for as goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2.0 would be paid for each of the four years after the acquisition. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The additional consideration for 2003 is estimated at approximately $8.4, which resulted in an increase to goodwill in the fourth quarter.

FISCAL 2002. On June 25, 2002 the Company completed its acquisition of Gerber Childrenswear, Inc. (Gerber) for approximately $18.2 in cash, net of cash acquired of $50.9, and 2.3 million shares of the Company's common stock valued at $68.2. This acquisition has been accounted for using the purchase method of accounting. The Hosiery operations of Gerber are included in discontinued operations (see financial statement Note 3), and the children's apparel business is included in the Other Soft Goods Segment.

The purchase price allocation for the Gerber acquisition was finalized during 2003. The finalization of the purchase price did not result in any significant change to the preliminary purchase price allocation. See financial statement Note 2 for more detail.

In April 2002 the Company entered into a transaction with Casual Male Retail Group, Inc. (NASDAQ: CMRG). Pursuant to this transaction the Company acquired an $11.0, 5% Subordinated Note and signed a seven-year Sourcing Agreement under which Kellwood will produce men's sportswear, activewear and furnishings for the nationwide chain of Casual Male stores. The payment terms require periodic principal and interest payments through April 2007 at which time the note expires.

FINANCING ACTIVITIES. Long-term financings are arranged as necessary to meet the Company's anticipated capital requirements, with the timing, principal amount and terms depending on the prevailing securities markets generally and the market for the Company's debt in particular.

In December 2001 Standard & Poor's (S&P) lowered its ratings on the Company's long-term debt securities to "BBB-". In November 2002 S&P reaffirmed its BBB- rating with a "negative outlook". In March 2002 Moody's Investors Service lowered its rating on the Company's long-term debt securities to "Ba1" with a "stable outlook". Management does not expect these ratings to have a significant impact on the Company's ability to meet its needs for funding of operations or future acquisitions nor did they have any impact on covenants contained in the existing debt agreements.

On April 30, 2002 the Company executed a $240.0 3-year committed, unsecured bank credit facility with Bank of America as lead arranger and other participating banks (2002 Facility). On January 31, 2003 this credit facility was increased to $280.0. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.45% over LIBOR. At January 31, 2004 there were no outstanding short-term loans under the facility. Letters of credit outstanding at that date were $72.0. In conjunction with the execution of the 2002 Facility, the Company cancelled the prior existing $350.0 bank credit facility. This credit facility had been scheduled to terminate on August 31, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

In addition, the Company maintains informal uncommitted lines of credit with two banks, which totaled $20.0 at January 31, 2004. There were no borrowings under these uncommitted lines at January 31, 2004.

Management believes that the operating, cash and equity position of the Company will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

DISCLOSURES CONCERNING "OFF-BALANCE SHEET" ARRANGEMENTS. A Singaporean manufacturing joint venture 50% owned by the Company has a $5.3 credit facility. The Company has guaranteed one half of the amount of any borrowing under this facility not otherwise paid when due by the joint venture. $2.3 was outstanding under this facility at January 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of the Company's long-term obligations at January 31, 2004 is as follows:

                                                       Future payments due by period
                                                       -----------------------------

                                        Less than      1 - 3        4 - 5         After
                                          1 year       Years        Years        5 years      Total
                                        ---------    ---------    ---------     ---------    --------
Long-term debt                          $       2    $       2    $       -     $     270    $    274
Capital lease obligations                       1            -            -             -           1
Operating lease obligations                    30           44           25             3         102
Minimum royalty/
  advertising obligations                      18           51           39             1         109
Purchase orders/commitments                   316            -            -             -         316
Contingent purchase price - Briggs(1)           8            -            -             -           8
Deferred compensation                           1            2            2            14          19
Unfunded pension obligations:
      Defined benefit plans                     1            2            2             6          11
      Multiemployer plans' exit
       liability                                1            2            2             5          10
                                        ---------    ---------    ---------     ---------    --------

Total                                   $     378    $     103    $      70     $     299    $    850
                                        =========    =========    =========     =========    ========

(1) Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets during fiscal years 2003 through 2006. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2.0 would be paid for each of the four years after the acquisition. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price.

The timing of payment of the deferred compensation is based on the individual participants' payment elections and the timing of their retirement or termination. There are 118 participants in the deferred compensation plan. The timing of the pension funding obligations associated with the Company's frozen defined benefit pension plans and exit obligations under multiemployer pension plans as discussed in financial statement Note 9 is dependent on a number of factors including investment results and other factors that contribute to future pension expense.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


PENSION PLAN TERMINATION:

During 2000 the Company terminated the Kellwood Company Pension Plan (the
Plan). In connection with this termination, the Company amended the Plan to freeze benefits under the plan effective August 31, 2000 and to fully vest all current participants. The Plan purchased annuity contracts to fund the benefits of all current retirees and terminated vested participants; and the Plan purchased annuities for or made distributions to all current participants, as directed by the participants. The Company obtained approval from the Internal Revenue Service of the tax aspects of the plan termination.

As a result of this termination, the Company recognized a gain of approximately $4 (net of income and excise taxes) in the quarter ended February 3, 2001. The Company received approximately $41 in excess cash from the Plan (after payment of related excise and income taxes) in April 2001. Additionally, the Company pre-funded approximately $33 of 401(k) plan company match contributions for its participating employees from the Plan assets.

SHARE REPURCHASES:

In September 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Any purchases pursuant to this authorization will be financed out of the Company's cash resources. As discussed in financial statement Note 6, certain debt covenants may limit purchases under this authorization. No purchases have been made pursuant to this authorization.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


MARKET RISK SENSITIVITY AND INFLATION RISKS
-------------------------------------------

FOREIGN CURRENCY RISK. The Company does not believe that it has significant foreign currency transactional exposures. Almost all of the Company's sales are denominated in U.S. dollars. Most of the Company's purchases are denominated in U.S. dollars. A significant amount of the Company's underlying sourcing and production costs would be impacted by changes in local currencies. Sourcing is not concentrated in any one foreign country. The largest single country is less than fifteen percent. The impact of a ten percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which the Company does have transactional exposures would be immaterial. In addition, there are discussions about strengthening the Chinese Renminbi against the U.S. dollar. If this were to occur and subject to the extent of the revaluation, the Company does not believe it will have a material impact on the financial position or results of operations. These foreign currency risks are similar to those experienced by the Company's competitors.

INTEREST RATE RISK. Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At January 31, 2004, the Company's debt portfolio was composed of approximately 2% variable-rate debt and 98% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during 2003. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed the coming year.

Various financial instruments issued by the Company are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of the Company's fixed-rate debt. With respect to the Company's fixed-rate debt outstanding at January 31, 2004, a 10% increase in interest rates would have resulted in approximately a $12 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $12 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for 2003, as the Company had no significant borrowings at variable rates during 2003.

COMMODITY PRICE RISK. Kellwood is subject to commodity price risk arising from price fluctuations in the market prices of sourced garments and the various raw materials that comprise its manufactured products (synthetic fabrics, woolens, denim, cotton, etc.). The Company is subject to commodity price risk to the extent that any fluctuations in the market prices of its purchased garments and raw materials are not reflected by adjustments in selling prices of its products or if such adjustments significantly trail changes in these costs. Historically, there have been no significant risks due to commodity price fluctuations. Kellwood does not use derivative instruments in the management of these risks.

INFLATION RISK. Kellwood's inflation risks are managed by each business unit through selective price increases when possible, productivity improvements, and cost-containment measures. Management does not believe that inflation risk is material to the Company's business or its consolidated financial position, results of operations or cash flows.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


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

     o the economic effects of the uncertainty through 2004 and early 2005 caused by the elimination of quota and the uncertainty as to the effect of safeguards, if any, put in place on Chinese imports into the U.S.

     o changes in the relative performance of the Company's business units that could have an adverse impact on the business unit's forecasted cash flows, resulting in goodwill impairment charges.

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

     o ability to generate sufficient sales and profitability related to licensing agreements that contain significant minimum royalty payments;

     o   the impact of economic changes such as:

         -        the overall level of consumer spending for apparel,

         -        national and regional economic conditions,

         -        inflation or deflation,

         - changes in oil prices, including their impact on fabric prices and/or transportation costs;

         -        currency exchange fluctuations, and

         - changes in interest rates and other capital market conditions;

     o stable governments and business conditions in the nations where the Company's products are manufactured;

     o the scope, nature or impact of acquisition activity and the ability to effectively integrate acquired operations; and

     o changes in the Company's plans, strategies, objectives, expectations and intentions that may happen at any time at the discretion of the Company.

The reader is also directed to the Company's periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Annual Report are forward-looking.

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

                                  KELLWOOD COMPANY AND SUBSIDIARIES
                                  ---------------------------------
                                  CONSOLIDATED STATEMENT OF EARNINGS
                                  ----------------------------------
                            (Amounts in thousands, except per share data)


                                                            2003              2002             2001
                                                       -------------     -------------    -------------
Net sales                                              $   2,346,481     $   2,166,554    $   2,281,763

Costs and expenses:
    Cost of products sold                                  1,845,202         1,733,560        1,851,153
    Selling, general and administrative expenses             357,639           324,438          327,273
    Amortization of goodwill and intangible assets             9,532             5,775            9,383
    Provision for business and facilities realignment              -            12,086                -
    Interest expense                                          25,051            27,884           34,823
    Interest (income) and other, net                          (1,418)              (50)          (1,199)
                                                       -------------     -------------    -------------
Earnings before income taxes                                 110,475            62,861           60,330
Income taxes                                                  37,838            21,598           22,600
                                                       -------------     -------------    -------------
Net earnings from continuing operations                       72,637            41,263           37,730
                                                       -------------     -------------    -------------
Net earnings (loss) from
    discontinued operations, net of tax                       (1,552)              747                -
                                                       -------------     -------------    -------------
Net earnings                                           $      71,085     $      42,010    $      37,730
                                                       =============     =============    =============

Weighted average shares outstanding:
   Basic                                                      26,499            24,564           22,761

   Diluted                                                    27,100            24,872           22,912

Earnings (loss) per share:
   Basic
      Continuing operations                            $        2.74     $        1.68    $        1.66
      Discontinued operations                                   (.06)              .03                -
                                                       -------------     -------------    -------------
      Net earnings                                     $        2.68     $        1.71    $        1.66
                                                       =============     =============    =============

   Diluted
      Continuing operations                            $        2.68     $        1.66    $        1.65
      Discontinued operations                                   (.06)              .03                -
                                                       -------------     -------------    -------------
      Net earnings                                     $        2.62     $        1.69    $        1.65
                                                       =============     =============    =============


See notes to consolidated financial statements.

                                     KELLWOOD COMPANY AND SUBSIDIARIES
                                     ---------------------------------
                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------
                               (Amounts in thousands, except per share data)

                                                                       January 31, 2004   February 1, 2003
                                                                       ----------------   ----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                          $        179,155   $        210,323
    Receivables, net                                                            321,455            318,832
    Inventories                                                                 315,935            350,386
    Prepaid taxes and expenses                                                   66,328             40,236
    Current assets of discontinued operations                                         -             22,354
                                                                       ----------------   ----------------
       Total current assets                                                     882,873            942,131

Property, plant and equipment:
    Land                                                                          2,478              2,228
    Buildings and improvements                                                  102,773            100,016
    Machinery and equipment                                                     122,261            125,929
    Capitalized software                                                         49,944             44,025
                                                                       ----------------   ----------------
Total property, plant and equipment                                             277,456            272,198
    Less accumulated depreciation and amortization                             (180,658)          (172,844)
                                                                       ----------------   ----------------
Property, plant and equipment, net                                               96,798             99,354

Intangible assets, net                                                          116,102             57,975

Goodwill                                                                        165,518            102,224

Other assets                                                                     30,783             44,519

Long-term assets of discontinued operations                                           -              8,376
                                                                       ----------------   ----------------
Total assets                                                           $      1,292,074   $      1,254,579
                                                                       ================   ================


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                                  $          2,743   $         26,596
    Notes payable                                                                     -                636
    Accounts payable                                                            179,024            179,731
    Accrued salaries and employee benefits                                       50,790             54,730
    Other accrued expenses                                                       70,196             76,300
    Current liabilities of discontinued operations                                2,333             14,692
                                                                       ----------------   ----------------
       Total current liabilities                                                305,086            352,685

Long-term debt                                                                  271,877            278,115

Deferred income taxes and other                                                  71,729             61,975

Long-term liabilities of discontinued operations                                      -              2,685

Shareowners' equity:
   Common stock, par value $.01 per share, 50,000 shares authorized,
    26,850 shares issued and outstanding (25,574 at February 1, 2003)           247,684            214,826
   Retained earnings                                                            510,329            456,226
   Accumulated other comprehensive income                                       (11,621)           (11,090)
   Less treasury stock, at cost, 6,690 shares (6,668 at February 1,
    2003)                                                                      (103,010)          (100,843)
                                                                       ----------------   ----------------
       Total shareowners' equity                                                643,382            559,119
                                                                       ----------------   ----------------
Total liabilities and shareowners' equity                              $      1,292,074   $      1,254,579
                                                                       ================   ================


See notes to consolidated financial statements.

                                       KELLWOOD COMPANY AND SUBSIDIARIES
                                       ---------------------------------
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                     ------------------------------------
                                            (Amounts in thousands)

                                                                  2003              2002             2001
                                                              -------------     -------------    -------------
OPERATING ACTIVITIES:
Net earnings                                                  $      71,085     $      42,010    $      37,730

Add/(deduct) items not affecting operating cash flows:
    Depreciation and amortization                                    35,938            32,008           32,419
    Non-cash portion of restructuring charge                              -             6,064                -
    401(k) contribution previously funded                             4,403             5,173            3,675
    Deferred income taxes and other                                  19,364             4,314            3,639
Changes in working capital components:
    Receivables, net                                                 31,563            17,205           50,323
    Inventories                                                      58,158            51,167          140,691
    Prepaid taxes and expenses                                      (24,718)           (3,082)           2,452
    Accounts payable and accrued expenses                           (37,967)           64,114          (11,909)
                                                              -------------     -------------    -------------
Net cash from operating activities                                  157,826           218,973          259,020
                                                              -------------     -------------    -------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                          (24,074)          (14,510)         (19,133)
Termination of defined benefit pension plan, net of taxes                 -                 -           41,101
Acquisitions, net of cash acquired                                 (142,975)          (18,150)          (3,802)
Dispositions of fixed assets                                          5,693             5,238              990
Subordinated note receivable                                          2,062           (11,000)               -
                                                              -------------     -------------    -------------
Net cash from investing activities                                 (159,294)          (38,422)          19,156
                                                              -------------     -------------    -------------

FINANCING ACTIVITIES:
Reduction of notes payable                                             (636)           (6,976)        (110,090)
Reduction of long-term debt                                         (30,891)          (22,968)         (98,463)
Stock transactions under incentive plans                             18,809             6,028            3,749
Dividends paid                                                      (16,982)          (15,551)         (14,570)
                                                              -------------     -------------    -------------
Net cash from financing activities                                  (29,700)          (39,467)        (219,374)
                                                              -------------     -------------    -------------

Net increase / (decrease) in cash and cash equivalents              (31,168)          141,084           58,802

Cash and cash equivalents - beginning of year                       210,323            69,239           10,437
                                                              -------------     -------------    -------------
Cash and cash equivalents - end of year                       $     179,155     $     210,323    $      69,239
                                                              =============     =============    =============

Significant non-cash investing and financing activities:
    Issuance of stock for acquisitions                        $      11,891     $      68,185    $           -
                                                              =============     =============    =============

Supplemental Cash Flow Information:
    Interest paid                                             $      27,436     $      26,411    $      35,742
    Income taxes paid                                                41,339            13,597           47,186


See notes to consolidated financial statements.

                                                 KELLWOOD COMPANY AND SUBSIDIARIES
                                                 ---------------------------------
                                           CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                                           ---------------------------------------------
                                           (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated     Total
                                                 Common       Common      Treasury                Other           Share-
                                                 Shares       Stock       Stock       Retained    Comprehensive   owners'
                                                 Outstanding  Amount      Amount      Earnings    Income (Loss)   Equity
                                                 -----------  ----------  ----------  ----------  -------------   ----------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001                         22,690,576  $  168,171  $ (133,110) $  406,607  $  (10,572)     $  431,096

Net earnings                                                                              37,730                      37,730
Unrecognized (loss) on derivatives                                                                       (40)            (40)
Foreign currency translation adjustment                                                               (1,266)         (1,266)
                                                                                                                  ----------
Total comprehensive income                                                                                            36,424
Cash dividends declared, $.64 per share                                                  (14,570)                    (14,570)
Shares issued under stock plans                      257,836       4,839         204                                   5,043
Treasury stock acquired in conjunction
   with incentive plans                              (40,078)                 (1,294)                                 (1,294)
                                                 -----------  ----------  ----------  ----------  ----------      ----------
BALANCE, FEBRUARY 2, 2002                         22,908,334     173,010    (134,200)    429,767     (11,878)        456,699

Net earnings                                                                              42,010                      42,010
Unrecognized (loss) on derivatives                                                                       (65)            (65)
Foreign currency translation adjustment                                                                1,372           1,372
Minimum pension liability adjustment, net
   of income tax benefit of $318                                                                        (519)           (519)
                                                                                                                  ----------
Total comprehensive income                                                                                            42,798
Cash dividends declared, $.64 per share                                                  (15,551)                    (15,551)
Shares issued in connection
   with the acquisition of
   Gerber Childrenswear, Inc.                      2,343,924      32,836      35,349                                  68,185
Shares issued under stock plans                      388,051       8,980                                               8,980
Treasury stock acquired in conjunction
   with incentive plans                              (66,651)                 (1,992)                                 (1,992)
                                                 -----------  ----------  ----------  ----------  ----------      ----------
BALANCE, FEBRUARY 1, 2003                         25,573,658     214,826    (100,843)    456,226     (11,090)        559,119

Net earnings                                                                              71,085                      71,085
Unrecognized (loss) on derivatives                                                                       (84)            (84)
Foreign currency translation adjustment                                                                  543             543
Minimum pension liability adjustment, net
   of income tax benefit of $468                                                                        (990)           (990)
                                                                                                                  ----------
Total comprehensive income                                                                                            70,554
Cash dividends declared, $.64 per share                                                  (16,982)                    (16,982)
Shares issued in connection
   with the acquisition of
   Briggs New York Corp.                             500,000      11,891                                              11,891
Shares issued under stock plans                      798,640      20,967                                              20,967
Treasury stock acquired in conjunction
   with incentive plans                              (22,115)                 (2,167)                                 (2,167)
                                                 -----------  ----------  ----------  ----------  ----------      ----------
BALANCE, JANUARY 31, 2004                         26,850,183  $  247,684  $ (103,010) $  510,329  $  (11,621)     $  643,382
                                                 ===========  ==========  ==========  ==========  ==========      ==========

Accumulated other comprehensive income at January 31, 2004 includes:
Unrecognized (loss) on derivatives                            $     (190)
Foreign currency translation adjustment                           (9,922)
Minimum pension liability adjustment, net
   of income tax benefits of $786                                 (1,509)
                                                              ----------

Total accumulated other comprehensive income                  $  (11,621)
                                                              ==========

See notes to consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS: Kellwood Company and its subsidiaries (the
Company) are marketers of women's and men's sportswear, intimate apparel, and infant apparel as well as recreational camping products. The Company markets branded as well as private label products and markets to all channels of distribution with product specific to the particular channel. Kellwood markets products under many brands, some of which are owned by the Company, and others are used by the Company under licensing agreements. Approximately
80% of the Company's products are sourced from contract manufacturers, primarily in Asia. Products are manufactured to meet the Company's product specifications and labor standards. In addition, the Company manufactures certain products in its own plants located in Asia, Mexico, and Central America.

(B) BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Substantially all foreign subsidiaries are consolidated based upon a fiscal year ending December 31 due to the timing of receipt of financial information. All significant intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis.

(C) FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. References to the Company's fiscal years represent the following:

   FISCAL YEAR                      REPRESENTS
   -----------                      ----------
   2003                             the 52 weeks ending January 31, 2004
   2002                             the 52 weeks ended February 1, 2003
   2001                             the 52 weeks ended February 2, 2002

(D) USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

(E) CASH AND CASH EQUIVALENTS: All highly liquid short-term time deposits with original maturities of three months or less maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and time deposits was not significant for 2003, 2002, or 2001.

(F) ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The activity in this allowance is summarized as follows:

                                          2003           2002            2001
                                      -----------    -----------     -----------
Balance, beginning of year            $     6,482    $     8,729     $    10,025
Provision for bad debts                     1,728          2,236           2,992
Bad debts written off                      (3,502)        (4,483)         (4,288)
                                      -----------    -----------     -----------

Balance, end of year                  $     4,708    $     6,482     $     8,729
                                      ===========    ===========     ===========

The provision for bad debts is included in selling, general and administrative expense. Substantially all of the Company's trade receivables are derived from sales to retailers. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary.

Customers that accounted for more than ten percent of the Company's consolidated net sales during 2003, 2002 and 2001 are as follows:

                                                   Percent of Sales                  Accounts Receivable
                                      ------------------------------------------    ---------------------
                                          2003           2002            2001              1/31/04
                                      -----------    -----------     -----------    ---------------------
Customer A                                    10%            11%             11%    $              51,034
Customer B                                     8%            10%              9%    $              23,666

Sales to customer A occurred in Women's Sportswear, Men's Sportswear and Other Soft Goods. Sales to customer B occurred in Women's Sportswear and Other Soft Goods.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

(G) INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The cost of inventory includes manufacturing or purchase cost as well as sourcing, pre-production, transportation, duty and other processing costs associated with acquiring, importing and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. In addition to inventory costs, other costs included in cost of products sold are royalties for licensed brand names and distribution costs. Product development costs are expensed when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost.

In the first quarter of 2001 the Company changed its method of determining cost for certain domestic inventories (representing approximately 29% of inventories) from last-in, first-out (LIFO) to FIFO. This resulted in other income of $3,419 (pretax) which was not considered material to require restatement of prior years' income statements.

Inventories consist of the following:
                                                  2003           2002
                                               -----------    -----------

         Finished goods                        $   240,856    $   273,143
         Work in process                            36,407         37,522
         Raw materials                              38,672         39,721
                                               -----------    -----------

         Total                                 $   315,935    $   350,386
                                               ===========    ===========

         Net of obsolescence reserves of       $    29,949    $    31,153
                                               ===========    ===========

(H) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Certain domestic facilities are leased under long-term capital leases which have been capitalized at the beginning of the lease term at the present value of the minimum lease payments.

Depreciation is computed generally on the declining balance method over estimated useful lives of 15 to 40 years for buildings and of 3 to 10 years for machinery and equipment. Leasehold improvements are amortized principally on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Capitalized software is amortized on the straight-line basis over the estimated economic useful life of the software, generally 2 to 7 years. Depreciation expense was $25,703, $25,330, and $23,036 for 2003, 2002 and 2001, respectively. This includes computer software amortization of $7,007, $5,976 and $4,626 for 2003, 2002 and 2001,
respectively.

(I) GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill was amortized through 2001 over periods of 10 to 20 years. Beginning in 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets were no longer amortized, but will be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill). If a deficiency exists, impairment will be calculated. Impairment is measured as the difference between the fair value of the goodwill and its carrying amount. The fair value of goodwill is the difference between the fair value of the reporting unit as a whole and the fair value of the reporting unit's individual assets and liabilities. The initial impairment evaluation was completed in the first quarter of 2002, and no impairment was indicated. The annual impairment testing is performed in the fourth quarter. In 2003 and 2002, no impairment was indicated. There were no triggering events that occurred during the year that required testing other than the annual test. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of the Company's reporting units. See Note 5 for more information on SFAS No. 142 and accounting for goodwill.

Identifiable intangible assets are valued and assigned lives based on independent appraisals. Identifiable intangible assets include trademarks, customer base, and license agreements, which are being amortized over their useful lives ranging from 2 to 20 years.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

(J) IMPAIRMENT OF ASSETS: The Company reviews long-lived assets, goodwill and other intangibles regularly to determine whether facts and circumstances exist which indicate that the asset useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on discounted expected future cash flows. Impairment losses are recognized in operating results when discounted expected future cash flows are less than the carrying value of the asset.

(K) FAIR VALUE DISCLOSURE FOR FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash equivalents, accounts receivable, notes receivable, notes payable, and long-term debt. For cash equivalents and notes payable the carrying amount approximates fair value. Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value that approximates its book value at January 31, 2004 and February 1, 2003.

(L) FOREIGN CURRENCY TRANSLATION: The local currency is the functional currency for all foreign operations. The financial statements of these operations are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for income and expenses. Adjustments resulting from translation are accumulated in the Accumulated Other Comprehensive Income component of Shareowners' Equity. Gains or losses from foreign currency transactions are included in income in the period in which they occur. The net foreign currency gains and losses recognized in 2003, 2002, and 2001 were not significant.

(M) REVENUE RECOGNITION: Sales are recognized when goods are shipped in accordance with customer orders. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. Accrued discounts and allowances were $65,255 at January 31, 2004, and $60,575 at February 1, 2003, and are included as an offset to accounts receivable in the balance sheet. Amounts billed to customers for shipping and handling, and the related costs, are not significant.

The Company's stated terms are FOB shipping point. There is no stated obligation to customers after shipment, other than specifically set forth allowances or discounts that are accrued at the time of sale. The rights of inspection or acceptance contained in certain sales agreements are limited to whether the goods received by the Company's customers are in conformance with the order specifications.

(N) ADVERTISING: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. Company-directed advertising is expensed as incurred and was less than $10,000 in each of the years 2003, 2002, and 2001.

(O) INCOME TAXES: Income taxes are based upon income for financial reporting purposes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes.

(P) STOCK-BASED COMPENSATION: The Company has two stock-based employee compensation plans which are described more fully in Note 10. These plans are accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost is reflected in the Consolidated Statement of Earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                           2003           2002           2001
                                                       -----------     -----------    -----------

Net earnings from continuing operations as reported    $    72,637     $    41,263    $    37,730

Stock-based employee compensation expense
  determined under fair value-based method for
  all stock option awards, net of tax effect                (2,677)         (2,654)        (2,155)
                                                       -----------     -----------    -----------
Pro-forma net earnings from continuing operations      $    69,960     $    38,609    $    35,575
                                                       ===========     ===========    ===========

Earnings per share from continuing operations:

    Basic, as reported                                 $      2.74     $      1.68    $      1.66
    Basic, pro-forma                                   $      2.64     $      1.57    $      1.57
    Diluted, as reported                               $      2.68     $      1.66    $      1.65
    Diluted, pro-forma                                 $      2.58     $      1.55    $      1.56

Further discussion of the methodology and key assumptions used in developing the option fair values, as well as other information regarding the option plans, is included in Note 10.

(Q) RECLASSIFICATIONS: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

(R) NEW ACCOUNTING STANDARDS:
In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted by the Company in 2003 and did not have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The Company applies APB 25 and related interpretations in accounting for its stock option plans. The disclosure provisions of SFAS No. 148 have been adopted and are presented in
Note 1, section P.

In December 2003 the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. This statement revises employers' disclosures about pension plans and other postretirement benefit plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement was adopted by the Company in 2003. The disclosure requirements are included in Note 9.

NOTE 2.  BUSINESS COMBINATIONS

On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The acquisition of Phat will add important labels to Kellwood's portfolio of brands.

The total purchase price for Phat was $140,000 in cash. Part of this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets in the future. The Company is in the process of evaluating the tangible and intangible assets and expects the purchase price allocations to be finalized within one year of the purchase.

The Phat acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of Phat will be included in the consolidated financial statements from the acquisition date. Phat will be part of the Men's Sportswear Segment.

On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). Briggs is a leading provider of women's pants and skirts for the moderate market to department stores and national chains.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

The purchase price for Briggs was $133,823 in cash and .5 million shares of Kellwood common stock valued at $11,891. Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets over the next four years. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each of the four years after the acquisition. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The additional consideration for 2003 is estimated at approximately $8,400, which resulted in an increase to goodwill in the fourth quarter of 2003.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition and represents the final allocation of the purchase price.

           Cash                                  $     2,434
           Other current assets                       37,764
           Property, plant & equipment                 1,064
           Other non-current assets                      113
           Intangible assets                          67,878
           Goodwill                                   54,493
                                                 -----------
           Total assets acquired                     163,746
                                                 ===========

           Current liabilities                        18,032
                                                 -----------

           Net assets acquired                   $   145,714
                                                 ===========

Identified intangible assets related to the acquisition of Briggs have been classified as tradenames ($32,011) and customer relationships ($35,867) with expected lives of 20 years each, based on an independent appraisal.

The Briggs acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of Briggs are included in the consolidated financial statements from the acquisition date. Briggs is part of the Women's Sportswear Segment.

On June 25, 2002 the Company completed the acquisition of Gerber Childrenswear, Inc. (Gerber). The Company believes that Gerber provides Kellwood with a platform for growth into the $25 billion children's apparel market. Gerber produces infant and toddler apparel under the Gerber(R), Baby Looney Tunes(TM), Little Suzy's Zoo(R), and Curity(R) licensed brand names, as well as under its own Onesies(R) label. Offerings include sleepwear, underwear, bedding and bath products, which are sold through mass-market channels of distribution.

The purchase price for Gerber was approximately $18,150 in cash, net of cash acquired of $50,890, and 2.3 million shares of Kellwood common stock valued at $68,185. During the first half of 2003, the Company finalized the Gerber purchase price allocation, and there were no significant changes from the preliminary purchase price allocation.

The Gerber acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of Gerber are included in the consolidated financial statements from the acquisition date. Gerber's hosiery business is part of discontinued operations (see Note 3), and the children's apparel business is part of the Other Soft Goods Segment.

The Company's unaudited consolidated results of operations on a pro-forma basis for 2001 assuming the acquisition of Gerber had occurred at the beginning of 2001 are: net sales of $2,491,248, net earnings from continuing operations of $49,077 and diluted earnings per share from continuing operations of $1.94. The Company's unaudited consolidated results of operations on a pro-forma basis for 2002 assuming the acquisitions of Briggs and Gerber had occurred at the beginning of 2002 are: net sales of $2,425,676, net earnings from continuing operations of $51,209 and diluted earnings per share from continuing operations of $1.95. These pro forma results are not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the year or of future operating results.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 3. DISCONTINUED OPERATIONS

During the fourth quarter of 2003, the Company decided to discontinue their True Beauty by Emme(R) (True Beauty) operations. This included the termination of the related license agreement before its expiration. The agreement was originally entered into during the second quarter of 2002. As such, the operations of True Beauty ceased in the fourth quarter of 2003 and have been accounted for as discontinued operations. Accordingly, operating results and assets and liabilities of True Beauty are segregated in the accompanying consolidated statement of earnings and consolidated balance sheet, respectively. Prior to being classified as discontinued, True Beauty was included in the Women's Sportswear segment. In connection with the termination of the license agreement, there were certain costs incurred including future minimum royalties and other shutdown costs totaling approximately $2,800. The future minimum royalties will be paid over the life of the license, which extends through 2006. The severance was paid in the fourth quarter of 2003.

On October 30, 2003, the Company finalized an agreement to sell their domestic and European hosiery (Hosiery) operations for $7,500 plus reimbursement of $2,800 for costs incurred by the Company in connection with the closure of certain facilities. As such, the operations of the Hosiery business are accounted for as discontinued operations, and accordingly, operating results and assets and liabilities of the Hosiery operations are segregated in the accompanying consolidated statement of earnings and consolidated balance sheet, respectively. Prior to being classified as discontinued, the Hosiery operations were included in the Men's Sportswear segment. The Hosiery operations were acquired in June 2002 as part of the Company's acquisition of Gerber (see Note 2).

Operating results for the True Beauty and Hosiery operations are as follows:

Fiscal year ended                                   1/31/04                                    2/1/03
                                      ------------------------------------      ------------------------------------
                                       Hosiery     True Beauty    Total          Hosiery    True Beauty     Total
                                      ----------   ----------   -----------     ---------    ----------   ----------
Net sales                             $   43,968   $    7,154   $   51,122      $  34,773    $    3,382   $   38,155
                                      ==========   ==========   ==========      =========    ==========   ==========
Earnings (loss) before income taxes       (8,374)      (4,178)     (12,552)         1,585           264        1,849
Income taxes                              (9,413)      (1,587)     (11,000)         1,002           100        1,102
                                      ----------   ----------   -----------     ---------    ----------   ----------
Net earnings (loss)                   $    1,039   $   (2,591)  $   (1,552)     $     583    $      164   $      747
                                      ==========   ==========   ==========      =========    ==========   ==========

Summarized assets and liabilities of the True Beauty and Hosiery operations are as follows:

Fiscal year ended                                   1/31/04                                    2/1/03
                                      ------------------------------------      ------------------------------------
                                       Hosiery     True Beauty    Total          Hosiery    True Beauty     Total
                                      ----------   ----------   -----------     ---------    ----------   ----------
Receivables                           $        -   $        -   $        -      $   3,648    $    3,545   $    7,193
Inventories                                    -            -            -         11,641           715       12,356
Other current assets                           -            -            -          2,805             -        2,805
                                      ----------   ----------   ----------      ---------    ----------   ----------
Current assets of
    discontinued operations           $        -   $        -   $        -      $  18,094    $    4,260   $   22,354
                                      ==========   ==========   ==========      =========    ==========   ==========

Property, plant and equipment, net    $        -   $        -   $        -      $   6,559    $        -   $    6,559
Other assets                                   -            -            -          1,817             -        1,817
                                      ----------   ----------   ----------      ---------    ----------   ----------
Long-term assets of
    discontinued operations           $        -   $        -   $        -      $   8,376    $        -   $    8,376
                                      ==========   ==========   ==========      =========    ==========   ==========

Accounts payable                      $        -   $        -   $        -      $   3,277    $    3,996   $    7,273
Accrued liabilities                            -        2,333        2,333          7,019             -        7,019
Current portion of long-term debt              -            -            -            400             -          400
                                      ----------   ----------   ----------      ---------    ----------   ----------
Current liabilities of
    discontinued operations           $        -   $    2,333   $    2,333      $  10,696    $    3,996   $   14,692
                                      ==========   ==========   ==========      =========    ==========   ==========

Long-term debt                        $        -   $        -   $        -      $     400    $        -   $      400
Other long-term liabilities                    -            -            -          2,285             -        2,285
                                      ----------   ----------   ----------      ---------    ----------   ----------
Long-term liabilities of
    discontinued operations           $        -   $        -   $        -      $   2,685    $        -   $    2,685
                                      ==========   ==========   ==========      =========    ==========   ==========

                                     42

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

In connection with the sale of the Hosiery business, an after-tax gain of approximately $2,580 was recorded and included in discontinued operations. The income tax benefit recognized in 2003 includes the benefit from a higher tax basis in the Hosiery operation's assets than that recorded for book purposes.

NOTE 4.  FACILITIES REALIGNMENT COSTS

In 2002 the Company decided to implement realignment actions, including the closing of certain domestic warehousing and Latin American production facilities and the discontinuance of a licensing agreement. The realignments included the closing of five warehouse operations and six manufacturing facilities and will result in a reduction of employment by approximately 1,900, primarily production and warehousing personnel. These actions impacted 2002 earnings by $14,987 before tax ($9,697 after tax, or $.39 per share). These costs included $2,901 recorded in cost of products sold and $12,086 recorded as a provision for business and facilities realignment.

Through January 31, 2004 these realignment actions resulted in the Company closing five warehouse operations and four manufacturing facilities, reducing employment and terminating a license agreement. The costs related to those actions include employee severance, vacant facilities costs, and other cash realignment costs including minimum royalties and customer markdowns on a discontinued license agreement. The asset impairments related primarily to fixed assets that are no longer being used and that have been reduced to estimated fair value less cost to sell. Detail for these costs through January 31, 2004 is as follows:

                                              Amount          Amount        Remaining
                                             Provided        Utilized        Accrual
                                            -----------     -----------    -----------
    Employee severance                      $     3,170     $     2,930    $       240
    Vacant facilities costs                       3,838           3,519            319
    Other cash realignment costs                  1,915           1,915              -
                                            -----------     -----------    -----------
    Total realignment, excluding non-cash   $     8,923     $     8,364    $       559
                                            ===========     ===========    ===========
    Asset impairments                             6,064
                                            -----------
    Total realignment costs                 $    14,987
                                            ===========

The Company expects the remaining realignment actions to be completed by the second quarter of 2004.

In connection with the Gerber acquisition the Company made the decision to implement certain realignment actions within the acquired operations. These realignments include the closing of one warehouse operation, four manufacturing facilities and the downsizing of two domestic manufacturing facilities and will result in a reduction of employment by approximately 1,350, primarily production and warehousing personnel. The estimated costs of these actions were accrued in the opening balance sheet and did not impact 2002 earnings. Through January 31, 2004, the Company has closed the warehouse operation and two of the four manufacturing plants and completed the downsizing of the two domestic manufacturing facilities, resulting in a reduction of employment of approximately 520. The Company decided that it would not close the third of the four manufacturing facilities that was originally planned to be closed. The last of the four manufacturing facilities was one of the two facilities in Ireland that made up the European Hosiery operations. This facility was not closed as part of the acquisition implementation but instead is part of the discontinuance of the European Hosiery operations discussed in Note 3. As a result of the changes in plans for the third and fourth manufacturing facilities, the accruals of $3.3 million for severance related to those closings have been reversed to the opening balance sheet. Detail for the Gerber realignment costs, and the related accruals, through January 31, 2004 is as follows:

                                          Amount
                                        Originally       Amount                       Discontinued    Accrual
                                         Provided       Utilized        Reversals      Operations    at 1/31/04
                                        ----------     -----------     -----------    ------------   ----------

    Employee severance                  $    4,789     $     1,406     $     3,331     $        -    $       52
    Vacant facilities costs                  2,874             467               -            395         2,012
                                        ----------     -----------     -----------     ----------    ----------
    Total realignment                   $    7,663     $     1,873     $     3,331     $      395    $    2,064
                                        ==========     ===========     ===========     ==========    ==========

The Company expects the remaining realignment actions to be completed by the second quarter of 2004.
                                     43

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 5:  GOODWILL AND INTANGIBLE ASSETS

Goodwill balances and changes therein since the beginning of 2002 by segment are as follows:

                                                       Women's           Other
                                                     Sportswear       Soft Goods        Total
                                                     ----------       ----------     ----------
Balance as of February 2, 2002                       $   63,424       $   12,652     $   76,076
Contingent purchase price - Dorby                         2,475                -          2,475
Acquisition of Gerber                                         -           23,673         23,673
                                                     ----------       ----------     ----------
Balance as of February 1, 2003                       $   65,899       $   36,325     $  102,224
                                                     ==========       ==========     ==========
Acquisition of Briggs                                    54,493                -         54,493
Purchase price allocation adjustments                       287               76            363
Contingent purchase price - Briggs                        8,438                -          8,438
                                                     ----------       ----------     ----------
Balance as of January 31, 2004                       $  129,117       $   36,401     $  165,518
                                                     ==========       ==========     ==========

Identifiable intangible assets that are being amortized are as follows:

                                            Life(1)    Gross       Accumulated         Net
                                            (Years)    Amount      Amortization    Book Value
                                            -------  ----------    ------------    ----------
AS OF JANUARY 31, 2004:
Customer base                                  18    $   68,496     $   11,244     $   57,252
Trademarks                                     18        53,518          7,452         46,066
License agreements                             19        13,931          2,949         10,982
Other                                          12         5,938          4,136          1,802
                                            -------  ----------     ----------     ----------
Total intangibles                                    $  141,883     $   25,781     $  116,102
                                                     ==========     ==========     ==========

AS OF FEBRUARY 1, 2003:
Customer base                                  15    $   32,629     $    6,747     $   25,882
Trademarks                                     15        22,126          4,467         17,659
License agreements                             19        13,931          1,260         12,671
Other                                          15         4,912          3,149          1,763
                                            -------  ----------     ----------     ----------
Total intangibles                                    $   73,598     $   15,623     $   57,975
                                                     ==========     ==========     ==========

(1) Weighted Average.

Amortization of identifiable intangible assets was $9,532 for 2003, $5,775 for 2002, and $2,967 for 2001. Amortization expense, excluding any amortization of intangible assets recognized in connection with the Phat acquisition or future acquisitions, for the years 2004 to 2007 is expected to be approximately $9.0 per year.

Pursuant to SFAS 142, the Company adopted new accounting for goodwill beginning in 2002. Under this new accounting, goodwill is no longer amortized. For comparison purposes, a reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                             Net Earnings              Basic EPS              Diluted EPS
                           -----------------       ------------------      ------------------
                                 2001                      2001                   2001
                           -----------------       ------------------      ------------------

As Reported                $          37,730       $            1.66       $            1.65
Goodwill amortization                  5,443                     .24                     .24
                           -----------------       -----------------       -----------------

Adjusted                   $          43,173       $            1.90       $            1.89
                           =================       =================       =================

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT

NOTES PAYABLE:

On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility (the 2002 Facility). On January 31, 2003 this credit facility was increased to $280,000. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at a spread of approximately 1.45% over LIBOR. At January 31, 2004 there were no outstanding short-term loans under the facility. Letters of credit outstanding under this facility at that date were $72,023. In addition to this facility, the Company has an additional $4,667 outstanding letters of credit used by its foreign subsidiaries.

In addition, the Company maintains informal uncommitted lines of credit with two banks, which totaled $20,000 at January 31, 2004. There were no borrowings under these lines at January 31, 2004

During 2003 the highest level of borrowings under all lines was $52,362 ($20,000 for 2002). The average daily short-term borrowings for 2003 were $7,343 ($3,286 for 2002), and the weighted average interest rate was 2.9% (4.0% for 2002).

LONG-TERM DEBT:

                                                                     1/31/04         2/1/03
                                                                  -----------     -----------
7.625% 1997 Debentures due October 15, 2017                       $   129,449     $   129,376
7.875% 1999 Debentures due July 15, 2009                              140,051         139,969
Private placement notes, maturing 2005, 6.9%                            4,444          34,288
Capital lease obligations, 6-8%                                           657           1,038
Other                                                                      19              40
                                                                  -----------     -----------
                                                                      274,620         304,711
Less current maturities                                                (2,743)        (26,596)
                                                                  -----------     -----------
                                                                  $   271,877     $   278,115
                                                                  ===========     ===========

Aggregate maturities on long-term debt for the next five years are as follows: 2004 - $2,743; 2005 - $2,372; 2006 - $5; 2007 - $0; 2008 - $0; 2009
& thereafter - $269,500.

Covenants of the private placement notes are the most restrictive and include the maintenance of minimum working capital and certain key ratios as well as a limitation on the payment of dividends and the repurchase of Company stock. Under these covenants, future dividends and purchases of Company stock are limited to $60,894 plus 50% of net earnings after January 31, 2004, excluding gains and losses on the disposal of capital assets.

A Singaporean shirt manufacturing joint venture 50% owned by the Company has a $5,300 credit facility. The Company has guaranteed one half of the borrowings under this facility. $2,252 was outstanding under this facility at January 31, 2004.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 7.  LEASES

The Company leases substantially all of its office space, certain distribution facilities, retail outlet stores, and certain machinery and equipment under operating leases having remaining terms ranging up to 9 years. Rent under leases with scheduled rent changes or lease concessions is recorded on a straight-line basis over the lease term. Rent expense under all operating leases for 2003 totaled $38,241 ($34,781 for 2002, and $37,226 for 2001).

The future minimum lease payments under capital and operating leases at January 31, 2004 were as follows:

                                                   Capital        Operating
                                                 -----------    -----------
2004                                             $       525    $    29,613
2005                                                     155         24,301
2006                                                       5         20,047
2007                                                       -         17,362
2008                                                       -          7,772
Thereafter                                                 -          3,394
                                                 -----------    -----------
Total minimum lease payments                     $       685    $   102,489
                                                                ===========
Less amount representing interest                        (28)
                                                 -----------

Present value of net minimum lease payments      $       657
                                                 ===========

Minimum operating lease payments were not reduced for future minimum sublease rentals of $595.

NOTE 8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company periodically enters into forward currency exchange contracts to hedge its exposure to foreign currency fluctuations for purchases of certain inventories and sales of certain products. Derivatives used by the Company have an initial term of less than one year. Company policy allows for the use of derivatives only for identifiable exposures, and therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits. Management expects these derivatives to be highly effective in hedging the intended foreign currency fluctuation risks. As of January 31, 2004 and February 1, 2003 the Company's derivatives have been designated as hedges of variable cash flows of forecasted transactions. As such, the fair values of the derivatives have been recorded in the Consolidated Balance Sheet, with the offset recorded in other comprehensive income. The fair value of these derivatives on January 31, 2004 and February 1, 2003 was not material. The fair value of these derivatives will be recorded in earnings as the forecasted transactions take place between February 2004 and November 2004.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 9.  RETIREMENT BENEFITS

Various contributory and/or noncontributory retirement plans cover substantially all domestic and certain foreign employees. Total retirement benefits expense includes the following:

                                                  2003           2002            2001
                                               -----------    -----------    -----------

Defined contribution plans                     $     5,587    $     6,378    $     6,741
Single-employer defined benefit plans                  862          1,308            221
Multi-employer defined benefit plan                    512            941            734
                                               -----------    -----------    -----------

Total retirement benefits expense              $     6,961    $     8,627    $     7,696
                                               ===========    ===========    ===========

Defined Contribution Plans:

The Company maintains the Kellwood Company Retirement Plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code. Full-time employees, or part-time employees working a minimum of 20 hours per week, over the age of 21 are eligible to participate in the 401(k) Plan after being with the Company for six months. The 401(k) Plan includes an employer contribution of an amount equal to 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution. Under the terms of the 401(k) Plan, a participant is 100% vested in the matching contributions immediately.

The Company's Smart Shirts subsidiary in Hong Kong maintains the Mandatory Provident Fund (MPF). Both employer and employee contribute 5% of the employee's gross salary, which is subject to a maximum.

Single-Employer Defined Benefit Plans:

During 2000 the Company terminated the Kellwood Company Pension Plan (the
Plan). As a result of this termination, the Company received approximately $41 million in excess cash from the Plan (after payment of related excise and income taxes) in April 2001. Additionally, the Company pre-funded approximately $33 million of 401(k) plan contributions for its participating employees from Plan assets. Concurrent with the Plan termination, the Company increased its 401(k) "company match" effective September 1, 2000 from 3% of covered compensation to 4% of covered compensation for participants in its 401(k) plan.

The Company's Smart Shirts subsidiary maintains a defined benefit plan for certain of its employees. This plan was closed to new hires after December 1, 2000.

The Company's Gerber subsidiary maintains a defined benefit plan for certain of its employees; this plan was frozen effective December 2002.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

Summarized information on the Company's single-employer defined benefit plans (Gerber and Smart Shirts) is as follows:

                                                                   2003            2002           2001
                                                                -----------     ----------     -----------
Components of Net Periodic Pension Cost:
   Service cost                                                 $       550     $      982     $       737
   Interest cost                                                      2,361          1,643             647
   Expected return on plan assets                                    (2,112)        (1,444)         (1,087)
   Amortization of prior service costs                                   63            127             (76)
                                                                -----------     ----------     -----------
    Net periodic pension cost                                   $       862     $    1,308     $       221
                                                                ===========     ==========     ===========

The weighted average key actuarial assumptions used to determine net periodic pension costs and benefit obligations are as follows:

   Discount rate                                                        6.0%           6.3%            8.0%
   Expected long-term rate of return on plan assets                     6.6%           7.3%            9.0%
   Rate of compensation increases                                       2.8%           4.5%            6.0%

The market assumptions for the defined benefit plans are developed using several approaches, including an analysis of historical returns, developing an inflation expectation and real return risk premiums over inflation for each asset class, and developing returns based on the drivers of return for each asset class.

                                                                   2003            2002
                                                                -----------     ----------
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year                 $    39,896     $   10,107
Projected benefit obligation of Gerber plan acquired                      -         31,868
Service cost                                                            885          1,411
Interest cost                                                         2,361          1,643
Plan amendments                                                           -         (1,099)
Actuarial (loss)                                                       (447)        (2,124)
Benefits paid                                                        (2,570)        (1,910)
                                                                -----------     ----------
Projected benefit obligation, end of year                       $    40,125     $   39,896
                                                                ===========     ==========

Change in Plan Assets:
Fair value of plan assets, beginning of year                    $    27,238     $    8,515
Plan assets of Gerber plan acquired                                       -         21,963
Actual return on plan assets                                          3,255         (1,666)
Employer contributions                                                2,184              -
Employee contributions                                                  315            336
Benefits paid                                                        (2,570)        (1,910)
                                                                -----------     ----------
Fair value of plan assets, end of year                          $    30,422     $   27,238
                                                                ===========     ==========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

                                                                 1/31/2004       2/1/2003
                                                                -----------     ----------
Reconciliation of funded status to prepaid pension cost:
Funded Status - Plan assets in excess of
        projected benefit obligation                            $    (9,703)    $  (12,658)
Unamortized prior service costs                                      (2,793)           892
Unrecognized actuarial gains                                          3,630          1,579
                                                                -----------     ----------
Prepaid/(accrued) pension costs in other assets/(liabilities)   $    (8,866)    $  (10,187)
                                                               ============     ==========

Amounts recognized in the consolidated balance sheet consist of the following:

                                                                 1/31/2004       2/1/2003
                                                                -----------     ----------
Prepaid pension costs                                           $         -     $      230
Accrued pension cost                                                (11,161)       (11,254)
Accumulated other comprehensive income                                2,295            837
                                                                -----------     ----------
Net amount recognized                                           $    (8,866)    $  (10,187)
                                                                ===========     ==========

The increase in the minimum liability included in other comprehensive income in 2003 and 2002 was $1,458 and $837, respectively. The accumulated benefit obligation for all defined benefit pension plans was $38,745 and $36,984 at January 31, 2004 and February 1, 2003, respectively. The Smart Shirts pension plan had an accumulated benefit obligation in excess of plan assets in 2003 and the Gerber pension plan had an accumulated benefit obligation in excess of plan assets in 2002 as follows:

                                                                Smart Shirts        Gerber
                                                                  1/31/2004        2/1/2003
                                                                ------------      ----------
Projected benefit obligation                                     $     9,935      $   31,185
Accumulated benefit obligation                                         8,555          31,185
Fair value of plan assets                                              6,743          19,931

The weighted average asset allocations for each of the Company's pension plans by asset category are as follow:

                                                                Gerber Plan Assets         Smart Shirts Plan Assets
                                                              ----------------------       ------------------------
Asset Category                                                  2003         2002              2003        2002
                                                              ---------    ---------         --------     ---------

Equity securities                                                  70%          66%              28%          80%
Debt securities                                                    29%          32%              71%          16%
Other                                                               1%           2%               1%           4%
                                                              --------     --------          -------      -------
                                                                  100%         100%             100%         100%
                                                              ========     ========          =======      =======

Gerber's retirement assets are invested in a series of broadly diversified asset class specific portfolios. Assets are allocated to these funds in accordance with the strategic target allocation as follows: equity of 67%, debt of 30% and cash of 3%. Smart Shirts investment policies are to maintain solvency for the future, establish an overall average company contribution rate and ensure the ability to pay short-term distributions. The target allocations for the Smart Shirts plan assets are 30 - 40% in equities with a minimal balance in cash and the remainder of the assets in bonds. In 2003, the investment strategy for Smart Shirts changed and moved towards more of a fixed income portfolio with more emphasis on debt.

The Company expects to contribute approximately $1,200 to their pension plans during 2004.

Multi-Employer Defined Benefit Plan:

Certain of the Company's subsidiaries make contributions to a multi-employer defined benefit plan on behalf of their participating employees. The plan administrator estimates that if the Company were to withdraw from the plan, its potential liability for unfunded plan benefits would be approximately $10,448 as of December 31, 2002, the date of the most recent actuarial valuation report.
                                     49

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 10.  STOCK PLANS

The amended Restricted Stock Compensation Plan of 1969 and the Corporate Development Incentive Plan of 1986 provide for the granting of common stock to key employees as performance and incentive bonuses. The shares granted may not be transferred, sold, pledged or otherwise disposed of prior to the lapse of certain restrictions. There was $4,505 in expense recorded under these plans for 2003 ($2,906 for 2002 and no expense recorded for 2001). At January 31, 2004, there were 1,059,965 shares available to be granted under these plans to qualified employees.

Options to purchase common stock have been granted to key employees under various plans at option prices not less than the fair market value on the date of the grant. At January 31, 2004, 203 officers and other key employees held options to purchase shares. The options expire 10 years after grant on dates ranging from June 1, 2004 to May 30, 2013 and are exercisable in cumulative installments only after stated intervals of time and are conditional upon active employment, except for periods following disability or retirement.

The fair value of options granted (which is recorded as expense over the option vesting period in determining the pro forma impact), utilized in the disclosures contained in Note 1 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                   2003            2002           2001
                                                                -----------     ----------     -----------
Expected option life                                              6 years         6 years         5 years
Risk-free interest rate                                                               5.1%            4.9%
                                                                      2.6%      to    5.3%     to     5.4%
Expected volatility of
   Kellwood stock                                                      37%             37%             37%
Expected dividend yield on
   Kellwood stock                                                     2.1%
                                                                to    2.6%            2.5%            2.8%

The weighted-average grant date fair value of options granted was $7.56 for 2003, $8.51 for 2002 and $7.03 for 2001. Presented below is a summary of stock option plans' activity for the years and as of the dates shown:

 (Shares in 000's)                       2003                         2002                        2001
                               -------------------------    -------------------------   --------------------------
                                              Exercise                     Exercise                    Exercise
                                 Options      Price(1)        Options      Price(1)       Options      Price(1)
                               -----------  ------------    -----------  ------------   -----------  -------------

Beginning Balance                    3,312  $      23.25          3,097  $      22.35         2,852  $      21.68
   Granted                             573         25.15            689         25.57           569         22.93
   Exercised                          (798)        21.87           (388)        20.29          (258)        16.60
   Forfeited or expired               (157)        23.54            (86)        22.88           (66)        20.99
                               -----------  ------------    -----------  ------------   -----------  ------------
Ending Balance                       2,930  $      23.98          3,312  $      23.25         3,097  $      22.35
                               -----------  ------------    -----------  ------------   -----------  ------------
Exercisable at
   Year-end                          1,354  $      24.11          1,702  $      23.12         1,677  $      22.39
                               -----------  ------------    -----------  ------------   -----------  ------------

Options outstanding and exercisable at January 31, 2004 include the following:

                            Options outstanding                     Options exercisable
(Shares in 000's)  ---------------------------------------          --------------------
   Range of         Remaining                   Exercise                       Exercise
    Prices            Life(1)     Options        Price(1)           Options    Price(1)
                    ---------    ---------     -----------          -------  ------------
$16.13 - 19.69      4.0 years          473     $     17.44             294   $      17.72
$20.31 - 29.67      7.0 years        2,171     $     24.28             774   $      23.42
$32.28 - 36.00      4.0 years          286     $     32.56             286   $      32.56
                    ---------    ---------     -----------           -----   ------------
$16.13 - 36.00      6.0 years        2,930     $     23.98           1,354   $      24.11
                                 =========     ===========           =====   ============

(1) Weighted Average

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 11.  CAPITAL STOCK

The reported outstanding shares of common stock have been reduced by treasury stock totaling 6,690,299 shares at January 31, 2004 (6,668,184 shares at February 1, 2003).

Authorized capital includes 500,000 shares of preferred stock, none of which have been issued.

Nonvoting share purchase rights, exercisable only upon satisfaction of certain conditions, entitle the holder to purchase Series A Junior Preferred Stock (160,000 shares reserved) or, under certain conditions, common shares at prices specified in the rights agreement. None of the rights were exercisable as of January 31, 2004.

In September 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. Any purchases pursuant to this authorization will be financed out of the Company's cash resources. As discussed in Note 6, certain debt covenants may limit purchases under this authorization. No purchases have been made pursuant to this authorization.

NOTE 12.  INCOME TAXES

                                                       2003          2002            2001
                                                   -----------    -----------     -----------
The provision for income taxes consists of:
Current:
   Domestic:
       Federal                                     $    33,941    $    11,381     $    46,293
       State                                             2,702            977           5,364
   Foreign                                               4,235          3,504           2,885
                                                   -----------    -----------     -----------
Total current provision for income taxes                40,878         15,862          54,542
Deferred (primarily federal)                            (3,040)         5,736         (31,942)
                                                   -----------    -----------     -----------
Total provision for income taxes                   $    37,838    $    21,598     $    22,600
                                                   ===========    ===========     ===========

The sources of income before income taxes are:
   United States                                   $    83,292    $    37,447     $    36,644
   Foreign                                              27,183         25,414          23,686
                                                   -----------    -----------     -----------
Kellwood total                                     $   110,475    $    62,861     $    60,330
                                                   ===========    ===========     ===========

Current income taxes are the amounts payable under the respective tax regulations on each year's earnings and on foreign earnings remitted during the year. A reconciliation of the federal statutory income tax rate to the effective tax rate (provision for taxes) is as follows:

                                                      2003           2002           2001
                                                   ----------     ----------      ---------

Statutory rate                                           35.0%          35.0%          35.0%
Foreign tax rate differential                            (2.1)          (2.1)          (2.0)
Amortization of goodwill                                    -              -            2.2
State taxes, net of federal benefit                       1.4            1.4            1.7
Other                                                       -              -            0.6
                                                   ----------     ----------      ---------
                                                         34.3%          34.3%          37.5%
                                                   ==========     ==========      =========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Deferred income tax liabilities and assets consisted of the following:

                                                      1/31/04         2/1/03         2/2/02
                                                   -----------    -----------     -----------

Employee related costs                             $    13,286    $     8,221     $     4,826
Depreciation and amortization                          (11,034)       (15,105)         (5,724)
Allowance for asset valuations                          26,730         17,900          14,374
Other                                                   (8,286)        (9,313)        (12,225)
                                                   -----------    -----------     -----------
Net deferred income tax assets / (liabilities)     $    20,696    $     1,703     $     1,251
                                                   ===========    ===========     ===========

Included in:
    Prepaid taxes and expenses                     $    44,546    $    24,096     $    20,440
   Deferred income taxes and other                     (23,850)       (22,393)        (19,189)
                                                   -----------    -----------     -----------
Net deferred income tax assets / (liabilities)     $    20,696    $     1,703     $     1,251
                                                   ===========    ===========     ===========

The other deferred tax liability shown above consists substantially of deferred tax liabilities for undistributed foreign earnings not considered to be permanently invested, partially offset by deferred tax assets for accrued expenses not deductible until paid.

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad. Undistributed foreign earnings considered to be indefinitely reinvested abroad totaled approximately $52,000 through January 31, 2004.

NOTE 13.  EARNINGS PER SHARE

Earnings per share have been calculated as follows:

                                                      2003            2002           2001
                                                   -----------    -----------     -----------
Numerators:
   Net earnings from continuing operations         $    72,637    $    41,263     $    37,730
   Net earnings from discontinued operations            (1,552)           747               -
                                                   -----------    -----------     -----------
   Net earnings                                    $    71,085    $    42,010     $    37,730
                                                   ===========    ===========     ===========

Denominators (000's):
   Average shares outstanding - Basic                   26,499         24,564          22,761
   Impact of stock options                                 601            308             151
                                                   -----------    -----------     -----------
   Average shares outstanding - Diluted                 27,100         24,872          22,912
                                                   -----------    -----------     -----------

Continuing operations                              $      2.74    $      1.68     $      1.66
Discontinued operations                                   (.06)           .03               -
                                                   -----------    -----------     -----------
   Basic Earnings Per Share                        $      2.68    $      1.71     $      1.66
                                                   ===========    ===========     ===========

Continuing operations                              $      2.68    $      1.66     $      1.65
Discontinued operations                                   (.06)           .03               -
                                                   -----------    -----------     -----------
   Diluted Earnings Per Share                      $      2.62    $      1.69     $      1.65
                                                   ===========    ===========     ===========

The calculation of diluted earnings per share excludes the impact of 350 and 1,658 stock options in 2002 and 2001, respectively, because to include them would have been antidilutive.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 14.  COMMITMENTS AND CONTINGENCIES

The Company is currently party to various legal proceedings. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

The Company has exclusive license agreements to market apparel under trademarks owned by other parties. These include Calvin Klein(R) for women's sportswear, IZOD(R) for women's sportswear, Def Jam(TM) for men's and women's sportswear, Liz Claiborne(R) for women's suits and XOXO(R) for juniors sportswear, intimate apparel and dresses. These agreements contain provisions for minimum royalty and advertising payments based on anticipated sales in future periods. In 2003 the royalty and advertising expense for these agreements totaled $23,839 and $2,246, respectively ($17,260 and $797 in 2002 and $21,708 and $888 in 2001).

Detail of the future minimum payments for all license agreements is as follows:

                                                  Royalties     Advertising
                                                 -----------    ------------
2004                                             $    12,842    $     5,364
2005                                                  17,729          6,831
2006                                                  19,667          7,128
2007                                                  15,889          5,905
2008                                                  11,860          5,470
Thereafter                                                50              -
                                                 -----------    -----------
Total                                            $    78,037    $    30,698
                                                 ===========    ===========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 15.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Jax(R), David Dart(R), David Meister(TM), Dorby(TM), My Michelle(R), Briggs New York(R), Northern Isles(R) and David Brooks(R). Calvin Klein(R), XOXO(R), IZOD(R) and Bill Burns(R) are produced under licensing agreements.

o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and tops and Nautica(R), Claiborne(R) and Dockers(R) dress shirts.

o OTHER SOFT GOODS designs, merchandises and sells intimate apparel, infant apparel, and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty(R) and Sierra Design(R) for recreation products, Gerber(R) for infant apparel and Oscar de la Renta(R) for intimate apparel.

o GENERAL CORPORATE includes the following expenses at the corporate level that are not allocated to the above segments:

        -   Corporate general and administrative expenses
        -   Pension plan termination gain, and
        -   Amortization of intangible assets

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment earnings for the three major consumer market product segments includes substantially all of the segment's costs of production (on a FIFO basis), distribution and administration.

Segment net assets measures net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill and net intangibles are included in the three major consumer market product segment's net assets, however the related amortization expense is included in amortization of intangibles at the corporate level and is not allocated to those segments. Certain corporate assets, including capitalized software, and debt and cash balances are accounted for at the corporate level and are not allocated to the three major consumer market product segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

                                                 2003             2002              2001
                                            --------------    -------------     -------------
Net sales:
   Women's Sportswear                       $    1,406,296    $   1,313,407     $   1,514,815
   Men's Sportswear                                472,442          395,452           347,822
   Other Soft Goods                                467,743          457,695           419,126
                                            --------------    -------------     -------------
   Kellwood net sales                       $    2,346,481    $   2,166,554     $   2,281,763
                                            ==============    =============     =============

Segment earnings:(1)
   Women's Sportswear                       $      112,541    $     101,772     $      91,211
   Men's Sportswear                                 45,241           36,207            29,590
   Other Soft Goods                                 27,878           15,985            17,982
   General Corporate                               (42,020)         (45,408)          (35,446)
                                            --------------    -------------     -------------
   Total segments                                  143,640          108,556           103,337
Amortization of intangible assets                    9,532            5,775             9,383
Provision for realignment (2)                            -           12,086                 -
Interest expense                                    25,051           27,884            34,823
Interest income and other                           (1,418)             (50)           (1,199)
                                            --------------    -------------     -------------
Earnings before income taxes                $      110,475    $      62,861     $      60,330
                                            ==============    =============     =============

Net assets at end of year:
   Women's Sportswear                       $      269,188    $     278,352     $     369,770
   Men's Sportswear                                190,798          156,908           126,535
   Other Soft Goods                                141,067          206,280           138,013
   General Corporate                                46,242          (82,871)         (177,619)
                                            --------------    -------------     -------------
   Continuing operations                           647,295          558,669           456,699
   Discontinued operations                          (3,913)             450                 -
                                            ---------------   -------------     -------------
   Kellwood total                           $      643,382    $     559,119     $     456,699
                                            ==============    =============     =============

Capital expenditures:
   Women's Sportswear                       $        9,696    $       2,049     $       3,930
   Men's Sportswear                                  5,989            6,640             5,884
   Other Soft Goods                                    812              794             1,158
   General Corporate                                 7,583            5,021             8,161
                                            --------------    -------------     -------------
   Continuing operations                            24,080           14,504            19,133
   Discontinued operations                              (6)               6                 -
                                            --------------    -------------     -------------
   Kellwood total                           $       24,074    $      14,510     $      19,133
                                            ==============    =============     =============

Depreciation expense:
   Women's Sportswear                       $        6,771    $       7,632     $       8,075
   Men's Sportswear                                  7,928            7,831             8,074
   Other Soft Goods                                  3,181            3,007             2,287
   General Corporate                                 7,823            6,860             4,600
                                            --------------    -------------     -------------
   Continuing operations                            25,703           25,330            23,036
   Discontinued operations                             627              839                 -
                                            --------------    -------------     -------------
   Kellwood total                           $       26,330    $      26,169     $      23,036
                                            ==============    =============     =============

(1) Realignment costs included in segment earnings above for 2002 were $673 for Women's Sportswear, $339 for Men's Sportswear and $1,889 for Other Soft Goods.

(2) For 2002 the provision for realignment relates to the segments as follows: $5,900 for Women's Sportswear, $1,503 for Men's Sportswear and $4,683 for Other Soft Goods.

Substantially all sales are to U.S. customers. Sales and transfers between segments were not significant. Approximately $23,734 of the Company's net property, plant and equipment is located in Asia.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter                                                 First          Second          Third         Fourth
                                                     -----------     ----------     -----------    -----------
FISCAL 2003:
   Net sales                                         $   672,345     $  508,861     $   644,131    $   521,144
   Gross profit                                          137,564        106,830         141,149        115,736

   Net earnings from continuing operations                21,123          7,850          30,869         12,795
   Net earnings (loss) from discontinued operations         (295)        (1,164)           (619)           526
                                                     -----------     ----------     -----------    -----------
   Net earnings                                      $    20,828     $    6,686     $    30,250    $    13,321
                                                     ===========     ==========     ===========    ===========

   Diluted earnings (loss) per share:
      Continuing operations                          $       .80     $      .29     $      1.13    $       .46
      Discontinued operations                               (.02)          (.04)           (.02)           .02
                                                     -----------     ----------     -----------    -----------
      Net earnings (loss)                            $       .78     $      .25     $      1.11    $       .48
                                                     ===========     ==========     ===========    ===========


FISCAL 2002:
   Net sales                                         $   570,680     $  452,614     $   622,626    $   520,634
   Gross profit                                          106,886         90,124         130,390        105,594
   Provision for facilities realignment                    7,244              -           3,115          1,727

   Net earnings from continuing operations                 8,547          3,665          20,685          8,366
   Net earnings (loss) from discontinued operations            -            261             410             76
                                                     -----------     ----------     -----------    -----------
   Net earnings                                      $     8,547     $    3,926     $    21,095    $     8,442
                                                     ===========     ==========     ===========    ===========

   Diluted earnings (loss) per share:
      Continuing operations                          $       .37     $      .15     $       .80    $       .33
      Discontinued operations                                  -            .01             .02              -
                                                     -----------     ----------     -----------    -----------
      Net earnings (loss)                            $       .37     $      .16     $       .82    $       .33
                                                     ===========     ==========     ===========    ===========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
                         FIVE YEAR FINANCIAL SUMMARY
                         ---------------------------
                (Dollars in thousands, except per share data)

                                             2003        2002(2),(3)       2001          2000(2)     1999(1),(2)
                                        -------------  -------------   -------------  ------------  -------------
Fiscal period ended                         1/31/04         2/1/03         2/2/02        2/3/01         1/29/00

Net sales                               $   2,346,481  $   2,166,554   $   2,281,763  $  2,362,174  $   1,565,261

Net earnings from
    continuing operations                      72,637         41,263          37,730        60,763         41,000
Net earnings (loss) from
    discontinued operations                    (1,552)           747               -             -              -
                                        -------------  -------------   -------------  ------------  -------------
Net earnings                            $      71,085  $      42,010   $      37,730  $     60,763  $      41,000
                                        =============  =============   =============  ============  =============

Earnings (loss) per share:
   Basic:
     Continuing operations              $        2.74  $        1.68   $        1.66  $       2.57  $        1.49
     Discontinued operations (4)                 (.06)           .03               -             -              -
                                        -------------  -------------   -------------  ------------  -------------
     Net earnings                       $        2.68  $        1.71   $        1.66  $       2.57  $        1.49
                                        =============  =============   =============  ============  =============
   Diluted:
     Continuing operations              $        2.68  $        1.66   $        1.65  $       2.57  $        1.48
     Discontinued operations (4)                 (.06)           .03               -             -              -
                                        -------------  -------------   -------------  ------------  -------------
     Net earnings                       $        2.62  $        1.69   $        1.65  $       2.57  $        1.48
                                        =============  =============   =============  ============  =============

Cash dividends declared per share       $         .64  $         .64   $         .64  $        .64  $         .48

Working capital                               577,787        589,446         539,827       544,639        576,120
Total assets                                1,292,074      1,254,579       1,044,424     1,265,725      1,097,853

Long-term debt                                271,877        278,115         307,869       411,331        346,479
Total debt                                    274,620        305,347         334,292       542,845        361,554

Shareowners' Equity                           643,382        559,119         456,699       431,096        445,870
Equity per Share                                23.74          22.48           19.94         19.00          17.04

(1) Nine Month Transition Period. In August 1999 the Company changed its fiscal year-end from May 1 to the Saturday nearest to January 31. This change resulted in a short fiscal year covering the nine month transition period from May 1, 1999 to January 29, 2000.

(2) Net earnings and earnings per share include the impact of the following (costs)/gain:

                                             2003           2002           2001           2000          1999(1)
                                        -------------  -------------   -------------  ------------  -------------
Pretax:
   Restructuring and
     business realignment               $           -  $     (14,987)  $           -  $          -  $           -
   Pension income and
     plan termination (gain)                        -              -               -        13,224          4,305
                                        -------------  -------------   -------------  ------------  -------------
   Total pretax impact                              -        (14,987)              -        13,224          4,305
                                        -------------  -------------   -------------  ------------  -------------

Net earnings impact                     $           -  $      (9,697)  $           -  $      8,120  $       2,574
                                        =============  =============   =============  ============  =============
Earnings per share impact:
     Basic                              $           -  $        (.40)  $           -  $        .34  $         .09
                                        =============  =============   =============  ============  =============
     Diluted                            $           -  $        (.39)  $           -  $        .34  $         .09
                                        =============  =============   =============  ============  =============

(3) Pursuant to Statement of Financial Accounting Standards No. 142, the Company adopted new accounting for goodwill beginning in 2002. Under this new accounting, goodwill is no longer amortized.

(4) During fiscal 2003, the Company decided to discontinue their True Beauty by Emme(R) operations and sold their domestic and European Hosiery operations. As such, these operations have been reflected as discontinued operations for all periods presented.

               REPORTS OF MANAGEMENT AND INDEPENDENT AUDITORS
               ----------------------------------------------

REPORT OF MANAGEMENT
--------------------

The management of Kellwood Company is responsible for the fair presentation of the financial statements and other financial information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis and, as such, include amounts based on management's best estimates and judgments.

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

Hal J. Upbin
Chairman and Chief Executive Officer

W. Lee Capps, III
Executive Vice President Finance and Chief Financial Officer

------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS
------------------------------

TO THE SHAREOWNERS AND BOARD OF DIRECTORS OF KELLWOOD COMPANY:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of shareowners' equity present fairly, in all material respects, the financial position of Kellwood Company and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kellwood's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on February 3, 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 3, 2004