Form 10-Q
period 2004-05-01
KELLWOOD CO
filed 2004-06-07
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended May 1, 2004

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         DELAWARE                                       36-2472410
---------------------------------         -------------------------------------
(State or other jurisdiction              (IRS Employer
of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                63178
---------------------------------------------------                -----
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  YES   X    NO
                                                  ---      ---

Number of shares of common stock, par value $.01, outstanding at May 1, 2004 (only one class): 27,488,954.

                                   KELLWOOD COMPANY
                                   ----------------

                                         INDEX
                                         -----

                                                                                Page No.
                                                                                --------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet                                3

                 Condensed Consolidated Statement of Earnings                        4

                 Condensed Consolidated Statement of Cash Flows                      5

                 Notes to Condensed Consolidated Financial Statements             6-12

         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations               13-20

         Item 3. Quantitative and Qualitative Disclosures about Market Risk         20

         Item 4. Controls and Procedures                                            20


PART II.         OTHER INFORMATION

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        21

         Item 4. Submission of Matters to a Vote of Security Holders                21

         Item 6. Exhibits and Reports on Form 8-K                                   21

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                   ------------------------------------------------
                                                (Amounts in thousands)

                                                                May 1,              May 3,              January 31,
                                                                 2004                2003                  2004
                                                           ----------------     ---------------     ----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                              $         72,672     $        94,419     $        179,155
    Receivables, net                                                388,317             380,251              321,455
    Inventories                                                     247,384             274,129              315,935
    Prepaid taxes and expenses                                       70,506              41,759               66,328
    Current assets of discontinued operations                             -              24,144                    -
                                                           ----------------     ---------------     ----------------
         Total current assets                                       778,879             814,702              882,873

Property, plant and equipment, net                                   97,388              97,824               96,798
Intangible assets, net                                              227,298             129,847              116,102
Goodwill                                                            186,597             150,196              165,518
Other assets                                                         28,568              37,673               30,783
Long-term assets of discontinued operations                               -               8,206                    -
                                                           ----------------     ---------------     ----------------
Total assets                                               $      1,318,730     $     1,238,448     $      1,292,074
                                                           ================     ===============     ================


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Notes payable and current
         portion of long-term debt                         $         18,153     $        28,629     $          2,743
    Accounts payable                                                152,353             155,357              179,024
    Accrued salaries and employee benefits                           38,892              40,926               50,790
    Accrued expenses                                                 77,905              65,701               70,196
    Current liabilities of discontinued operations                    2,120              14,840                2,333
                                                           ----------------     ---------------     ----------------
         Total current liabilities                                  289,423             305,453              305,086

Long-term debt                                                      271,875             278,022              271,877
Deferred income taxes and other                                      73,435              59,444               71,729
Long-term liabilities of discontinued operations                          -               2,500                    -

Shareowners' equity:
    Common stock                                                    267,426             228,945              247,684
    Retained earnings                                               531,027             472,848              510,329
    Accumulated other comprehensive income                          (11,581)            (10,645)             (11,621)
    Less treasury stock, at cost                                   (102,875)            (98,119)            (103,010)
                                                           ----------------     ---------------     ----------------
         Total shareowners' equity                                  683,997             593,029              643,382
                                                           ----------------     ---------------     ----------------

Total liabilities and shareowners' equity                  $      1,318,730     $     1,238,448     $      1,292,074
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

                                                      Three Months Ended
                                               --------------------------------
                                                   May 1,             May 3,
                                                    2004               2003
                                               --------------     -------------
Net sales                                      $      686,103     $     672,346
Costs and expenses:
    Cost of products sold                             531,538           536,043
    Selling, general and
       administrative expenses                        106,908            94,078
    Amortization of intangible assets                   3,466             2,818
    Interest expense, net                               6,288             6,443
    Other (income) and expense, net                      (180)              178
                                               --------------     -------------

Earnings before income taxes                           38,083            32,786
Income taxes                                           13,044            11,663
                                               --------------     -------------

Net earnings from continuing operations                25,039            21,123

Net loss
    from discontinued operations, net of tax                -              (295)
                                               --------------     -------------

Net earnings                                   $       25,039     $      20,828
                                               ==============     =============

Weighted average shares outstanding:
    Basic                                              27,090            26,174
                                               ==============     =============
    Diluted                                            27,832            26,554
                                               ==============     =============

Earnings (loss) per share:
    Basic:
        Continuing operations                  $          .92     $         .81
        Discontinued operations                             -              (.01)
                                               --------------     -------------
        Net earnings                           $          .92     $         .80
                                               ==============     =============

    Diluted:
        Continuing operations                  $          .90     $         .80
        Discontinued operations                             -              (.02)
                                               --------------     -------------
        Net earnings                           $          .90     $         .78
                                               ==============     =============

Dividends paid per share                       $          .16     $         .16
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

                                                                      Three months ended
                                                              ----------------------------------
                                                                  May 1,                May 3,
                                                                   2004                  2003
                                                              --------------       -------------
OPERATING ACTIVITIES:

Net earnings                                                  $       25,039       $      20,828

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                 10,247               9,451
        Deferred income taxes and other                                2,674               4,280

Changes in working capital components:
        Receivables, net                                             (65,665)            (40,614)
        Inventories                                                   68,697              86,954
        Prepaid taxes and expenses                                    (3,934)               (615)
        Accounts payable and accrued expenses                        (20,864)            (59,492)
                                                              --------------       -------------
Net cash from operating activities                                    16,194              20,792
                                                              --------------       -------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                            (4,442)             (4,705)
Acquisitions, net of cash acquired                                  (143,473)           (132,517)
Dispositions of fixed assets                                             692               1,629
                                                              --------------       -------------
Net cash from investing activities                                  (147,223)           (135,593)
                                                              --------------       -------------

FINANCING ACTIVITIES:
Proceeds from notes payable and short-term borrowings, net            15,657               1,408
Reduction of long-term debt                                                -                (303)
Dividends paid                                                        (4,341)             (4,197)
Stock transactions under incentive plans                              13,230               1,989
                                                              --------------       -------------
Net cash from financing activities                                    24,546              (1,103)
                                                              --------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (106,483)           (115,904)
Cash and cash equivalents, beginning of period                       179,155             210,323
                                                              --------------       -------------
Cash and cash equivalents, end of period                      $       72,672       $      94,419
                                                              ==============       =============

Supplemental cash flow information:
        Interest paid                                         $        6,197       $       7,593
                                                              ==============       =============
        Income taxes paid (refunded), net                     $       (2,552)      $      10,925
                                                              ==============       =============

Significant non-cash investing and financing activities:
        Issuance of stock for acquisitions                    $            -       $      11,891
                                                              ==============       =============

See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair presentation of results for the interim periods have been reflected in the condensed consolidated financial statements presented. Such adjustments were normal and recurring in nature. Accounting policies have been continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners for 2003 (the fiscal year ended January 31, 2004). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2003 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2. BUSINESS COMBINATIONS. On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company believes Phat will add important labels to Kellwood's portfolio of brands. The total purchase price for Phat was approximately $140,000 in cash. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price.

In connection with the Phat acquisition, the Company is in the process of determining the fair value of the tangible and intangible assets and liabilities acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and represents the preliminary purchase price allocation.

            Cash                             $     5,292
            Other current assets                   1,580
            Property, plant & equipment            2,874
            Intangible assets                    114,662
            Goodwill                              21,290
                                             -----------
            Total assets acquired                145,698
                                             ===========

            Current liabilities                    5,156
                                             -----------

            Net assets acquired              $   140,542
                                             ===========

Intangible assets, which represent trademarks and customer relationships, are being amortized over useful lives of 20 years.

On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). The purchase price for Briggs was $133,823 in cash and 0.5 million shares of Kellwood common stock valued at $11,891. Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets through 2006. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each of the four years after the acquisition. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The additional consideration paid to Briggs based on their 2003 performance was approximately $8,200. This amount was accrued at January 31, 2004 and paid out during the first quarter of 2004.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates. Briggs is part of the Women's Sportswear segment, and Phat is part of the Men's Sportswear segment.

NOTE 3. DISCONTINUED OPERATIONS. During the fourth quarter of 2003, the Company decided to discontinue their True Beauty by Emme(R) (True Beauty) operations. This included the termination of the related license agreement. The agreement was originally entered into during the second quarter of 2002. As such, the operations of True Beauty ceased in the fourth quarter of 2003 and have been accounted for as discontinued operations. Accordingly, operating results and assets and liabilities of True Beauty are segregated in the accompanying condensed consolidated statement of earnings and condensed consolidated balance sheet, respectively. Prior to being classified as discontinued, True Beauty was included in the Women's Sportswear segment. In connection with the termination of the license agreement, there were certain costs incurred including future minimum royalties and other shutdown costs totaling approximately $2,800. The future minimum royalties will be paid over the life of the license, which extends through 2006. The other shutdown costs were paid in the fourth quarter of 2003.

On October 30, 2003 the Company finalized an agreement to sell their domestic and European hosiery (Hosiery) operations for $7,500 plus reimbursement of $2,800 for certain costs incurred by the Company in connection with the closure of certain facilities. As such, the operations of the Hosiery business are accounted for as discontinued operations, and accordingly, operating results and assets and liabilities of the Hosiery operations are segregated in the accompanying condensed consolidated statement of earnings and condensed consolidated balance sheet, respectively. Prior to being classified as discontinued, the Hosiery operations were included in the Men's Sportswear segment. The Hosiery operations were acquired in June 2002 as part of the Company's acquisition of Gerber Childrenswear, Inc.

For the three months ended May 1, 2004, there was no operating activity for the discontinued operations, and the only remaining item on the balance sheet is an accrued liability, which totaled $2,120 as of May 1, 2004. This accrual relates to the future minimum royalties that will be paid over the life of the terminated True Beauty license agreement. For the three months ended May 3, 2003, the operating results for the True Beauty and Hosiery operations are as follows:

Three-months ended                                              May 3, 2003
                                                   ------------------------------------
                                                     Hosiery   True Beauty      Total
                                                   ----------  -----------   ----------
Net sales                                          $   12,979  $     3,898   $   16,877
                                                   ==========  ===========   ==========
Earnings (loss) before income taxes                      (920)         462         (458)
Income taxes                                             (327)         164         (163)
                                                   ----------  -----------   ----------
Net earnings (loss)                                $     (593) $       298   $     (295)
                                                   ==========  ===========   ==========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


Summarized assets and liabilities of the True Beauty and Hosiery operations at May 3, 2003 are as follows:

                                                                 May 3, 2003
                                                   -------------------------------------
                                                     Hosiery   True Beauty      Total
                                                   ----------  -----------    ----------
Receivables, net                                   $    7,390  $     2,516    $    9,906
Inventories                                            12,816          204        13,020
Other current assets                                    1,218            -         1,218
                                                   ----------  -----------    ----------
Current assets of discontinued operations          $   21,424  $     2,720    $   24,144
                                                   ==========  ===========    ==========

Property, plant and equipment, net                 $    6,606  $         -    $    6,606
Other assets                                            1,600            -         1,600
                                                   ----------  -----------    ----------
Long-term assets of discontinued operations        $    8,206  $         -    $    8,206
                                                   ==========  ===========    ==========

Accounts payable                                   $    4,921  $     1,994    $    6,915
Accrued liabilities                                     7,525            -         7,525
Current portion of long-term debt                         400            -           400
                                                   ----------  -----------    ----------
Current liabilities of discontinued operations     $   12,846  $     1,994    $   14,840
                                                   ==========  ===========    ==========

Long-term debt                                     $      200  $         -    $      200
Other long-term liabilities                             2,300            -         2,300
                                                   ----------  -----------    ----------
Long-term liabilities of discontinued operations   $    2,500  $         -    $    2,500
                                                   ==========  ===========    ==========

NOTE 4. INVENTORIES. Inventories consist of the following:

                                                             May 1,             May 3,          January 31,
                                                              2004               2003              2004
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     183,894     $     202,145     $      240,856
      Work in process                                            30,085            29,376             36,407
      Raw materials                                              33,405            42,608             38,672
                                                          -------------     -------------     --------------
      Total Inventories                                   $     247,384     $     274,129     $      315,935
                                                          =============     =============     ==============
      Net of obsolescence reserves of                     $      31,052     $      35,114     $       29,949
                                                          =============     =============     ==============

NOTE 5. FACILITIES REALIGNMENT COSTS. In connection with the Gerber acquisition, the Company made the decision to implement certain realignment actions within the acquired operations. These realignments include the closing of one warehouse operation, the closing of four manufacturing facilities and the downsizing of two domestic manufacturing facilities and were anticipated to result in a reduction of employment by approximately 1,350, primarily production and warehouse personnel. The estimated costs of these actions were accrued in the opening balance sheet. Through May 1, 2004, the Company has closed the warehouse operation and two of the four manufacturing plants and completed the downsizing of the two domestic manufacturing facilities, resulting in a reduction of employment of approximately 520. The Company decided that it would not close the third of the four manufacturing facilities that was originally planned to be closed. The last of the four manufacturing facilities is one of the two facilities in Ireland that made up the European Hosiery operations. This facility was not closed as part of the acquisition implementation but instead is part of the discontinuance of the European Hosiery operations discussed in Note 3. As a result of the changes in plans for the third and fourth manufacturing facilities, the accruals of $3,331 for severance related to those closings were reversed to the opening balance sheet in fiscal 2003. Detail for the Gerber realignment costs, and the related accruals, through May 1, 2004 are as follows:

                            Amount
                          Originally       Amount                         Discontinued         Accrual at
                           Provided       Utilized        Reversals        Operations          May 1, 2004
                          -----------    -----------    --------------    -------------     -----------------
Employee severance        $     4,789    $     1,422    $        3,331    $           -     $              36
Vacant facilities costs         2,874          1,586                 -              395                   893
                          -----------    -----------    --------------    -------------     -----------------
Total realignment         $     7,663    $     3,008    $        3,331    $         395     $             929
                          ===========    ===========    ==============    =============     =================

The Company expects the remaining Gerber realignment actions to be completed by the second quarter of 2004.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill and intangible assets since the beginning of 2004 are as follows:

                                                Goodwill        Intangibles
                                               -----------     -------------
Balance as of January 31, 2004                 $   165,518     $     116,102
Additions:
    Acquisition of Phat                             21,290           114,662
    Contingent purchase price - Briggs                (211)                -
Amortization expense                                     -            (3,466)
                                               -----------     -------------
Balance as of May 1, 2004                      $   186,597     $     227,298
                                               ===========     =============

NOTE 7. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility (the 2002 Facility). On January 31, 2003 this credit facility was increased to $280,000. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at approximately 1.00% over LIBOR. At May 1, 2004, there was $15,000 in outstanding short-term loans. Letters of credit outstanding under the agreement were $79,110. In addition to this facility, the Company has $6,350 in outstanding letters of credit used by its foreign subsidiaries.

The Company also maintains informal uncommitted lines of credit with two banks, which totaled $20,000 at May 1, 2004. There were no borrowings under these uncommitted lines at May 1, 2004.

NOTE 8. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                                      Three months ended
                                               ---------------------------------
                                                   May 1,             May 3,
                                                    2004               2003
                                               ---------------    --------------
Net earnings                                   $        25,039    $       20,828

Other comprehensive income:
   Currency translation adjustment                        (334)             (499)
   Unrecognized gain/(loss) on derivatives                 374                55
                                               ---------------    --------------

   Total comprehensive income                  $        25,079    $       20,384
                                               ===============    ==============

NOTE 9. RETIREMENT BENEFITS.

The net periodic benefit cost related to the Company's defined benefit pension plans for the three months ended May 1, 2004 and May 3, 2003 were $263 and $216, respectively. The Company previously disclosed in its financial statements for the year ended January 31, 2004 that it expected to contribute $1,200 to its pension plan in 2004. As of May 1, 2004, $302 of contributions have been made. The Company presently anticipates contributing an additional $730 to fund its pension plan in 2004 for a total of $1,032.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 10. STOCK OPTION PLANS. On March 4, 2004 the Company granted stock options to certain officers and other key employees for 593,800 shares of common stock at an exercise price of $42.37, which was equal to the market value of the shares on the grant date. The increase in common stock to $267,426 at May 1, 2004 from $247,684 at January 31, 2004 was primarily a result of exercised stock options and employee stock compensation.

The Company accounts for the stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                            Three months ended
                                                    ----------------------------------
                                                         May 1,              May 3,
                                                          2004                2003
                                                    ---------------     --------------
Net earnings from continuing operations as reported $        25,039     $       21,123

Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect                     (844)              (669)
                                                    ---------------     --------------

Pro-forma net earnings from continuing operations   $        24,195     $       20,454
                                                    ===============     ==============

Earnings per share from continuing operations:
    Basic, as reported                              $           .92     $          .81
    Basic, pro-forma                                $           .89     $          .78
    Diluted, as reported                            $           .90     $          .80
    Diluted, pro-forma                              $           .87     $          .77

NOTE 11. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                         Three months ended
                                                 ---------------------------------
                                                     May 1,             May 3,
                                                      2004               2003
                                                 ---------------   ---------------
Numerators:
    Net earnings from continuing operations      $        25,039   $        21,123
    Net earnings from discontinued operations                  -              (295)
                                                 ---------------   ---------------
    Net earnings                                 $        25,039   $        20,828
                                                 ===============   ===============

Denominators (000's):
    Average shares outstanding - Basic                    27,090            26,174

    Impact of stock options                                  742               380
                                                 ---------------   ---------------

    Average shares outstanding - Diluted                  27,832            26,554
                                                 ===============   ===============

Continuing operations                            $           .92   $           .81
Discontinued operations                                        -              (.01)
                                                 ---------------   ---------------
    Basic earnings per share                     $           .92   $           .80
                                                 ===============   ===============

Continuing operations                            $           .90   $           .80
Discontinued operations                                        -              (.02)
                                                 ---------------   ---------------
    Diluted earnings per share                   $           .90   $           .78
                                                 ===============   ===============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 12. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Jax(R), David Dart(R), David Meister(TM), Dorby(TM), My Michelle(R), Briggs New York(R), Northern Isles(R) and David Brooks(R). Calvin Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) and Bill Burns(R) are produced under licensing agreements.

     o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and tops, Nautica(R), Claiborne(R) and Dockers(R) dress shirts and Phat(R), Def Jam University(TM) and Run Athletics(TM) sportswear.

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

     o GENERAL CORPORATE includes the following expenses at the corporate level that are not allocated to the above segments:

              -   Corporate general and administrative expenses
              -   Amortization of intangible assets

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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


Sales, segment earnings, and net assets by segment for the three month periods ended May 1, 2004 and May 3, 2003 are as follows:

                                                       Three months ended
                                                --------------------------------
                                                   May 1,             May 3,
                                                    2004               2003
                                                -------------     --------------
Net sales:
    Women's Sportswear                          $     437,977     $      411,926
    Men's Sportswear                                  128,157            117,214
    Other Soft Goods                                  119,969            143,206
                                                -------------     --------------
    Kellwood net sales                          $     686,103     $      672,346
                                                =============     ==============

Segment earnings:
    Women's Sportswear                          $      42,250     $       35,501
    Men's Sportswear                                   10,681              8,485
    Other Soft Goods                                    7,281             10,611
    General Corporate                                 (12,555)           (12,372)
                                                -------------     --------------
    Total segments                                     47,657             42,225

Amortization of intangible assets                       3,466              2,818
Interest expense, net                                   6,288              6,443
Other (income) and expense, net                          (180)               178
                                                -------------     --------------
Earnings before income taxes                    $      38,083     $       32,786
                                                =============     ==============

Net assets at quarter-end:
    Women's Sportswear                          $     307,580     $      303,978
    Men's Sportswear                                  327,535            169,003
    Other Soft Goods                                  135,472            166,590
    General Corporate                                 (84,470)           (61,552)
                                                -------------     --------------
    Continuing Operations                             686,117            578,019
    Discontinued Operations                            (2,120)            15,010
                                                -------------     --------------
    Kellwood total                              $     683,997     $      593,029
                                                =============     ==============

NOTE 13. NEW ACCOUNTING STANDARDS. In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. This statement requires additional disclosures related to pension plans and other postretirement benefit plans. This statement was adopted by the Company in 2003. The required interim disclosures are included in Note 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of May 1, 2004 and May 3, 2003, and in the condensed consolidated statement of earnings for the three-month period ended May 1, 2004 and May 3, 2003. The amounts and disclosures included in management's discussion and analysis of financial condition and results of operations, unless otherwise indicated, are presented on a continuing operations basis. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2003 Annual Report to Shareowners.

OPERATING RESULTS
-----------------
The apparel industry has experienced deflation for many years. As a result, the Company's sales growth has come from acquisitions and investment in new brands and initiatives. Earnings growth has come from increased sales and control over costs.

Sales for the first quarter were $686.1, up $13.8, or 2.0%, from $672.3 for the first quarter of 2003. Sales increases were primarily driven by the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) on February 3, 2004 of $9.4 and growth in the base business of $4.4 as a result of key new marketing initiatives put in place during the last nine months of 2003, which included the following new brands:

     o   Calvin Klein(R) for women's sportswear
     o   Liz Claiborne(R) for women's suits and dresses
     o   IZOD(R) for women's sportswear
     o   XOXO(R) for junior's sportswear and dresses
     o   Lucy Pereda(TM) sportswear
     o   Def Jam University(TM) for women's and men's sportswear

The favorable impact on sales during the first quarter of 2004 from the above brands was substantially offset by the elimination of certain brands and programs from the Company's broad and diversified portfolio due to volume levels, pricing and/or margins that are no longer acceptable.

The Company's gross margin percentage increased to 22.5% in the first quarter of 2004 from 20.3% in the first quarter of 2003 primarily due to higher margin branded business replacing lower margin private label business along with sourcing and other operating efficiency improvements.

During the first quarter of 2004, the Company invested $11.9 in additional SG&A spending over 2003 on key new marketing initiatives, which included the new brands listed above. SG&A as a percent of sales increased in the first quarter of 2004 to 15.6% from 14.0% in the first quarter of 2003 due principally to the key new marketing initiatives.

Many of the Company's new brands were obtained through licensing agreements, which commit the Company to minimum guaranteed royalties during the term of the license. The investments made in these key new marketing initiatives are expected to more favorably impact sales and net earnings in the second half of 2004 as they move through the product development cycle.

Net earnings from continuing operations for the first quarter were $25.0, or $.90 per diluted share compared to $21.1, or $.80 per diluted share last year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


SUMMARIZED FINANCIAL DATA for the three-month period ended May 1, 2004 and May 3, 2003, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                                   Amounts                              % of Sales
                                    -------------------------------------  --------------------------------------
                                       May 1,          May 3,                  May 1,         May 3,
Three months ended                      2004            2003       Change       2004           2003       Change
                                    ------------   ------------    ------  ------------   -------------   ------
Net sales                           $      686.1   $      672.3      2.0%        100.0%          100.0%
Cost of products sold                      531.5          536.0    (0.8%)         77.5%           79.7%    (2.2%)
                                    ------------   ------------  --------  ------------   -------------   -------
Gross profit                               154.6          136.3     13.4%         22.5%           20.3%      2.2%
SG&A                                       106.9           94.1     13.6%         15.6%           14.0%      1.6%
                                    ------------   ------------  --------  ------------   -------------   -------
Operating earnings before
    amortization (1)                        47.7           42.2     12.9%          7.0%            6.3%      0.7%
Amortization of intangibles                  3.5            2.8     23.0%          0.5%            0.4%      0.1%
                                    ------------   ------------  --------  ------------   -------------   -------
Operating earnings                          44.2           39.4     12.1%          6.4%            5.9%      0.6%
Interest expense, net                        6.3            6.4    (2.4%)          0.9%            1.0%      0.0%
Other (income) and
    expense, net                           (0.2)            0.2        NM          0.0%            0.0%    (0.1%)
                                    ------------   ------------  --------  ------------   -------------   -------
Earnings before taxes                       38.1           32.8     16.2%          5.6%            4.9%      0.7%
Income taxes                                13.0           11.7     11.8%          1.9%            1.7%      0.2%
                                    ------------   ------------  --------  ------------   -------------   -------
Net earnings from
    continuing operations            $      25.0   $       21.1     18.5%          3.6%            3.1%      0.5%
                                     ===========   ============  ========  ============   =============   =======
Effective tax rate                        34.25%          35.6%
Average diluted shares                      27.8           26.6      4.8%
                                     -----------   ------------  --------
Diluted earnings per share           $       .90   $        .80     13.1%
                                     -----------   ------------  --------

NM - Not meaningful

 (1) Operating earnings before amortization differs from operating earnings in that it excludes the amortization of intangibles. Operating earnings before amortization should not be considered as an alternative to operating earnings. Operating earnings before amortization is the primary measure used by management to evaluate the Company's performance as well as the performance of the Company's business units and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

SEASONALITY: Kellwood's businesses are seasonal. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall, and holiday. Sales and earnings for the first and third quarter have historically been higher than the second and fourth quarters of the fiscal year.

SALES for the first quarter of 2004 were $686.1, increasing $13.8 or 2.0% versus last year. The increase in sales was primarily driven by the acquisition of Phat (approximately $9.4) and several key new marketing initiatives offset by discontinued brands and programs and sales declines to existing customers in the Women's and Other Soft Goods segments.

GROSS PROFIT for the first quarter of 2004 was $154.6 or 22.5% of sales. This increased $18.3 or 2.2% of sales versus $136.3 or 20.3% of sales reported last year.

The improvement in the Company's gross margin rate for the three months ended May 1, 2004, resulted from higher priced branded business replacing lower margin business along with sourcing and other operating efficiency improvements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


SG&A EXPENSE for the first quarter of 2004 increased $12.8 or 1.6% as a percent of sales compared to the first quarter of 2003 due to additional spending related to key new marketing initiatives ($11.9) and the acquisition of Phat ($6.4) partially offset by decreases in SG&A related to the base business.

AMORTIZATION of intangible assets increased $0.7 to $3.5 for the first quarter of 2004 from $2.8 for the first quarter of 2003. The increase was due to the amortizable intangible assets acquired in the Phat acquisition.

INCOME TAXES. The Company's effective tax rate for the first quarter of 2004 decreased to 34.25% from 35.6% in the first quarter of 2003. This rate is consistent with the effective tax rate used in 2003 and the planned effective tax rate for 2004.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased to 27.8 million in the first quarter of 2004 from 26.6 million in the first quarter of 2003. This increase was due to the increased price of Kellwood common stock, which drove higher option exercises and increased the dilutive effect of unexercised options.

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

During the fourth quarter of 2003, the Company decided to discontinue their True Beauty by Emme(R) (True Beauty) operations. This included the termination of the related license agreement. As such, the operations of True Beauty ceased in the fourth quarter of 2003 and have been accounted for as discontinued operations. Accordingly, operating results and assets and liabilities of True Beauty are segregated in the accompanying condensed consolidated statement of earnings and condensed consolidated balance sheet, respectively. Prior to being classified as discontinued, True Beauty was included in the Women's Sportswear segment. See financial statement Note 3.

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


SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:

     o   Women's Sportswear,

     o   Men's Sportswear,

     o   Other Soft Goods, and

     o   General Corporate.

Sales and segment earnings by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                              Three months ended
                                    -------------------------------------
                                       May 1,          May 3,
Net sales                               2004           2003       Change
---------                           ------------   ------------  --------
     Women's Sportswear             $     438.0    $      411.9      6.3%
     Men's Sportswear                     128.2           117.2      9.3%
     Other Soft Goods                     120.0           143.2    (16.2%)
                                    -----------    ------------  --------
     Total net sales                $     686.1    $      672.3      2.0%
                                    ===========    ============  ========

                                         Three months ended - amounts          Three months ended - percentages
                                    -------------------------------------   ------------------------------------
                                       May 1,          May 3,                 May 1,          May 3,
Segment earnings                        2004           2003       Change       2004           2003       Change
----------------                    ------------   ------------  --------   -----------     ----------   -------
     Women's Sportswear             $      42.3    $       35.5     19.0%          9.6%           8.6%      1.0%
     Men's Sportswear                      10.7             8.5     25.9%          8.3%           7.2%      1.1%
     Other Soft Goods                       7.3            10.6    (31.4%)         6.1%           7.4%     (1.3%)
     General Corporate                    (12.6)          (12.4)     1.5%            NM             NM        NM
                                    -----------    ------------  --------   -----------     ----------   -------
     Segment earnings               $      47.7    $       42.2     12.9%          7.0%           6.3%      0.7%
                                    ===========    ============  ========   ===========     ==========   =======

     NM - Not meaningful


WOMEN'S SPORTSWEAR. Sales for the first quarter of 2004 were $438.0 increasing $26.1 or 6.3% versus last year. The increase in sales was primarily due to sales of $52.6 from key new marketing initiatives launched in 2003 including Calvin Klein(R), IZOD(R), XOXO(R) and Lucy Pereda(TM) sportswear, and Liz Claiborne(R) suits and dresses, partially offset by the planned elimination of certain low margin business.

Segment earnings for the first quarter of 2004 were $42.3, up $6.8 from last year. The primary reason for the increase in segment earnings was a 1.7 percentage point improvement in gross margin as a percent of sales related to key new marketing initiatives, improved sourcing and less markdown pressure partially offset by a $6.2 increase in SG&A expense as a result of spending on key new marketing initiatives.

MEN'S SPORTSWEAR. Sales for the first quarter of 2004 were $128.2, increasing $11.0 or 9.3% versus last year. The acquisition of Phat provided $9.4 of sales, and increases in base business sales were $1.6.

Segment earnings for the first quarter of 2003 were $10.7, up $2.2 from last year. The increase in earnings was due to the acquisition of Phat ($1.8) and gross margin improvement resulting from sourcing and operating efficiency partially offset by increased costs incurred from the launching of Run Athletics(TM), a new urban sportswear brand.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


OTHER SOFT GOODS. The Other Soft Goods segment is composed of three product categories: Intimate Apparel, Gerber Apparel and American Recreation Products. Sales for the first quarter of 2004 were $120.0, decreasing $23.2 or 16.2% versus the first quarter of 2003. The decrease was primarily due to a decrease in Intimate Apparel sales resulting from sourcing and logistical execution difficulties. These issues are being addressed and should be resolved by the second half of the year. Sales of Gerber Apparel and American Recreation Products were also down due to competitive and market conditions.

Segment earnings for the first quarter of 2004 were $7.3, down $3.3 from last year. The decrease was primarily driven by the difficulties at Intimate Apparel as described above.

GENERAL CORPORATE expense for the first quarter of 2004 was $12.6, relatively consistent with the first quarter of 2003 at $12.4.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders' equity, or total capital). As of May 1, 2004, the Company's debt-to-capital ratio was 29.8% down 4.3% and 0.1% from May 3, 2003 and January 31, 2004, respectively. This is particularly notable in light of the fact that during the first quarter of 2004 the Company absorbed the $140 acquisition of Phat.

NET CASH PROVIDED BY OPERATING ACTIVITIES decreased to $16.2 for the three months ended May 1, 2004 from $20.8 for the three months ended May 3, 2003. This $4.6 decrease was primarily driven by the change in working capital as discussed below partially offset by higher net earnings.

Working Capital
Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories and by the amount of accounts payable and accrued expenses. The Company's working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 31, 2004 to May 1, 2004 are primarily a result of seasonality of the Company's businesses.

Accounts receivable increased $8.0 to $388.3 at May 1, 2004 from $380.3 at May 3, 2003 primarily due to the acquisition of Phat ($3.0) and the timing of sales. Days sales outstanding were 51.3 days as of May 1, 2004 compared to 52.4 days at May 3, 2003.

Inventories decreased $26.7 to $247.4 at May 1, 2004 from $274.1 at May 3, 2003. Days supply now stands at 56.4 days compared to 68.0 days at May 3, 2003. The decrease in inventory levels relates primarily to various initiatives and company wide efforts surrounding inventory management.

Accounts payable and accrued expenses increased $7.2 to $269.2 at May 1, 2004 from $262.0 at May 3, 2003 as a result of timing of inventory receipts and related payments.

NET CASH USED IN INVESTING ACTIVITIES increased to $147.2 for the three months ended May 1, 2004 from $135.6 for the three months ended May 3, 2003. The net cash used in investing activities primarily relates to acquisitions as discussed below.

On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat. On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). These acquisitions have been accounted for under the purchase method of accounting, and accordingly, the results of the acquired companies have been included in the consolidated financial statements from their respective acquisition dates (see financial statement Note 2).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. Management believes that the combined current cash, cash generated from operations and availability under credit facilities will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

NET CASH PROVIDED BY FINANCING ACTIVITIES increased to $24.5 for the three months ended May 1, 2004 from ($1.1) for the three months ended May 3, 2003. The $25.6 increase was primarily driven by proceeds from notes payable, short-term borrowings and the increased stock transactions under incentive plans.

On April 30, 2002 the Company executed a $240 3-year committed, unsecured bank credit facility. On January 31, 2003 this credit facility was increased to $280. This facility can be used for borrowings and/or letters of credit. Borrowings under this facility bear interest at approximately 1.00% over LIBOR. At May 1, 2004, there were $15.0 in outstanding short-term loans. Letters of credit outstanding under the agreement were $79.1. In addition to this facility, the Company has $6.4 in outstanding letters of credit used by its foreign subsidiaries.

The current credit facility is set to expire in May 2005. The Company has begun the process of replacing the existing facility.

As a result of the above, the Company's cash and cash equivalents decreased $21.7 to $72.7 at May 1, 2004 from $94.4 at May 3, 2003. This decrease was primarily due to the acquisition of Phat on February 3, 2004 partially offset by positive cash flow from operating, financing and investing activities.

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

     o the economic effects of the uncertainty through 2004 and early 2005 caused by the elimination of quota and the uncertainty as to the effect of safeguards, if any, put in place on Chinese imports into the U.S.;

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

     o   the impact of economic changes such as:

         -        the overall level of consumer spending for apparel,
         -        national and regional economic conditions,
         -        inflation or deflation,
         - changes in oil prices, including their impact on fabric prices and/or transportation costs;
         -        currency exchange fluctuations,
         - changes in interest rates and other capital market conditions;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
At May 1, 2004, the Company's debt portfolio was composed of approximately 1% variable-rate debt and 99% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2004.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value that approximates its book value at May 1, 2004. With respect to the Company's fixed-rate debt outstanding at May 1, 2004, a 10% increase in interest rates would have resulted in approximately a $11.4 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $12.2 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

In addition, the Company does not believe that foreign currency risk, commodity price or inflation risk are material to the Company's business or its consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------
The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended May 1, 2004 that have materially affected, or are reasonably like to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In September 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. No shares were repurchased under this plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the June 3, 2004 Annual Meeting of Shareowners, four members were elected to serve two-year terms. The tabulation was as follows:

Directors                   Shares Voted For           Shares Withheld
----------------------      ----------------           ---------------
Martin Bloom                      22,740,299                 3,004,506
Martin J. Granoff                 16,717,203                 9,027,602
Robert C. Skinner, Jr.            16,668,694                 9,076,111
Hal J. Upbin                      17,540,825                 8,203,980

Other directors whose term of office continued after the meeting are as
follows:        Kitty G. Dickerson, Ph.D.
                Jerry M Hunter
                Larry R. Katzen
                Janice E. Page

The shareholders rejected a proposal that requested the Board of Directors prepare a report on contract compliance with Kellwood's Code of Conduct. The tabulation was as follows:

Shares Voted For           Shares Against         Shares Abstaining         Broker Non-Votes
----------------           --------------         -----------------         ----------------
       1,993,811               20,806,556                   939,800                2,004,638


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     a)  EXHIBITS:

         S.E.C. Exhibit
         Reference No.          Description
         -------------          -----------
             3.2                By-Laws, as amended June 3, 2004, filed herewith.

             31.1               Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

             31.2               Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

             32                 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
                                2002, filed herewith.

     b)  REPORTS ON FORM 8-K:

         The following reports were filed on Form 8-K during the three months ended May 1, 2004:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY


June 7, 2004                 /s/ W. Lee Capps, III
                             --------------------------------------------------
                             W. Lee Capps, III
                             Executive Vice President Finance and Chief
                             Financial Officer (Principal Financial Officer)

June 7, 2004                 /s/ Lawrence E. Hummel
                             --------------------------------------------------
                             Lawrence E. Hummel
                             Vice President Finance (Principal Accounting
                             Officer)