Form 10-Q
period 2004-07-31
KELLWOOD CO
filed 2004-09-03
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2004

                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    -------------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-2472410
----------------------------------                  --------------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                      63178
---------------------------------------------------                -----------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES X NO
                                               ---   ---

Number of shares of common stock, par value $.01, outstanding at July 31, 2004 (only one class): 27,656,488.


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




PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                  KELLWOOD COMPANY AND SUBSIDIARIES
                                  ---------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          ------------------------------------------------
                                       (Amounts in thousands)

                                                            July 31,       August 2,     January 31,
                                                              2004           2003           2004
                                                           ----------     ----------     -----------
ASSETS
------
Current assets:
    Cash and cash equivalents                              $  262,508     $  111,201     $  179,155
    Receivables, net                                          341,820        303,781        321,455
    Inventories                                               346,761        343,187        315,935
    Prepaid taxes and expenses                                 69,772         65,397         66,328
    Current assets of discontinued operations                       -         24,471              -
                                                           ----------     ----------     ----------
         Total current assets                               1,020,861        848,037        882,873

Property, plant and equipment, net                             98,603         96,423         96,798
Intangible assets, net                                        223,833        114,821        116,102
Goodwill                                                      185,508        163,071        165,518
Other assets                                                   34,199         33,587         30,783
Long-term assets of discontinued operations                         -          8,065              -
                                                           ----------     ----------     ----------
Total assets                                               $1,563,004     $1,264,004     $1,292,074
                                                           ==========     ==========     ==========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Notes payable and current
      portion of long-term debt                            $      252     $   26,576     $    2,743
    Accounts payable                                          207,334        174,394        179,024
    Accrued salaries and employee benefits                     40,931         40,123         50,790
    Accrued expenses                                           71,933         58,409         70,196
    Current liabilities of discontinued operations              1,813         15,225          2,333
                                                           ----------     ----------     ----------
         Total current liabilities                            322,263        314,727        305,086

Long-term debt                                                469,653        276,024        271,877
Deferred income taxes and other                                77,315         69,214         71,729
Long-term liabilities of discontinued operations                    -          2,426              -

Shareowners' equity:
    Common stock                                              269,776        236,363        247,684
    Retained earnings                                         536,831        475,302        510,329
    Accumulated other comprehensive income                    (12,147)       (10,265)       (11,621)
    Less treasury stock, at cost                             (100,687)       (99,787)      (103,010)
                                                           ----------     ----------     ----------
         Total shareowners' equity                            693,773        601,613        643,382
                                                           ----------     ----------     ----------

Total liabilities and shareowners' equity                  $1,563,004     $1,264,004     $1,292,074
                                                           ==========     ==========     ==========

See notes to condensed consolidated financial statements.


                                    KELLWOOD COMPANY AND SUBSIDIARIES
                                    ---------------------------------
                        CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                        --------------------------------------------------------
                             (Amounts in thousands, except per share data)

                                                     Three Months Ended           Six Months Ended
                                                   ----------------------    --------------------------
                                                   July 31,     August 2,     July 31,        August 2,
                                                     2004         2003          2004            2003
                                                   --------     ---------    ----------      ----------

Net sales                                          $560,467     $508,861     $1,246,570      $1,181,206
Costs and expenses:
    Cost of products sold                           436,074      403,493        967,612         939,536
    Selling, general and
      administrative expenses                        99,326       84,621        206,234         178,700
    Amortization of intangible assets                 3,465        2,059          6,931           4,877
    Interest expense, net                             6,752        5,911         13,039          12,354
    Other (income) and expense, net                    (694)         655           (873)            831
                                                   --------     --------     ----------      ----------

Earnings before income taxes                         15,544       12,122         53,627          44,908
Income taxes                                          5,324        4,272         18,367          15,935
                                                   --------     --------     ----------      ----------

Net earnings from continuing operations              10,220        7,850         35,260          28,973

Net loss from discontinued
  operations, net of tax                                -         (1,164)             -          (1,459)
                                                   --------     --------     ----------      ----------

Net earnings                                       $ 10,220     $  6,686     $   35,260      $   27,514
                                                   ========     ========     ==========      ==========

Weighted average shares outstanding:
    Basic                                            27,585       26,432         27,336          26,303
                                                   ========     ========     ==========      ==========
    Diluted                                          28,150       26,970         27,990          26,762
                                                   ========     ========     ==========      ==========

Earnings (loss) per share:
    Basic:
        Continuing operations                      $    .37     $    .30     $     1.29      $     1.10
        Discontinued operations                           -         (.05)             -            (.05)
                                                   --------     --------     ----------      ----------
        Net earnings                               $    .37     $    .25     $     1.29      $     1.05
                                                   ========     ========     ==========      ==========

    Diluted:
        Continuing operations                      $    .36     $    .29     $     1.26      $     1.08
        Discontinued operations                           -         (.04)             -            (.05)
                                                   --------     --------     ----------      ----------
        Net earnings                               $    .36     $    .25     $     1.26      $     1.03
                                                   ========     ========     ==========      ==========

Dividends paid per share                           $    .16     $    .16     $      .32      $      .32
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

                                                                         Six months ended
                                                                    -------------------------
                                                                     July 31,       August 2,
                                                                       2004           2003
                                                                    ---------       ---------
OPERATING ACTIVITIES:

Net earnings                                                        $  35,260       $  27,514

Add/(deduct) items not affecting operating cash flows:
    Depreciation and amortization                                      20,528          18,086
    Deferred income taxes and other                                     5,324          17,381

Changes in working capital components:
    Receivables, net                                                  (18,439)         38,343
    Inventories                                                       (30,104)         18,521
    Prepaid taxes and expenses                                         (3,389)        (24,104)
    Accounts payable and accrued expenses                              29,797         (49,963)
                                                                    ---------       ---------
Net cash from operating activities                                     38,977          45,778
                                                                    ---------       ---------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                            (12,952)        (10,093)
Acquisitions, net of cash acquired                                   (143,337)       (134,150)
Subordinated note receivable                                            1,375             688
Dispositions of fixed assets                                              202           1,923
                                                                    ---------       ---------
Net cash from investing activities                                   (154,712)       (141,632)
                                                                    ---------       ----------

FINANCING ACTIVITIES:
Borrowings of long-term debt, net of financing costs                  195,390               -
Repayments of long-term debt                                           (4,448)         (2,948)
Dividends paid                                                         (8,758)         (8,428)
Stock transactions under incentive plans                               16,904           8,108
                                                                    ---------       ---------
Net cash from financing activities                                    199,088          (3,268)
                                                                    ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                83,353         (99,122)
Cash and cash equivalents, beginning of period                        179,155         210,323
                                                                    ---------       ---------
Cash and cash equivalents, end of period                            $ 262,508       $ 111,201
                                                                    =========       =========

Supplemental cash flow information:
    Interest paid                                                   $  12,403       $  14,596
                                                                    =========       =========
    Income taxes paid, net                                          $   7,927       $  32,364
                                                                    =========       =========

Significant non-cash investing and financing activities:
    Issuance of stock for acquisitions                              $       -       $  11,891
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

NOTE 2. BUSINESS COMBINATIONS. On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company believes Phat will add important labels to Kellwood's portfolio of brands. The total purchase price for Phat was $140,000 in cash. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price.

In connection with the Phat acquisition, the Company is in the process of determining the fair value of the tangible and intangible assets and liabilities acquired. During the second quarter, there were no significant changes to the preliminary purchase price allocation. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

            Cash                             $  5,437
            Other current assets                2,722
            Property, plant & equipment         2,874
            Intangible assets                 114,662
            Goodwill                           21,154
                                             --------
            Total assets acquired             146,849
                                             ========

            Current liabilities                 6,302
                                             --------

            Net assets acquired              $140,547
                                             ========

Intangible assets, which represent trademarks and customer relationships, are being amortized over useful lives of 20 years.

On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). The purchase price for Briggs was $133,823 in cash and 0.5 million shares of Kellwood common stock valued at $11,891. Additional cash purchase consideration will be due if Briggs achieves certain specified annual financial performance targets through 2006. Such consideration, if earned, will be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each year through 2006. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The additional consideration paid to Briggs based on their 2003 performance was approximately $8,200. This amount was accrued at January 31, 2004 and paid out during the first quarter of 2004.

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

For the three and six months ended July 31, 2004, there was no operating activity for the discontinued operations, and the only remaining item on the balance sheet is an accrued liability, which totaled $1,813 as of July 31, 2004. This accrual relates to the future minimum royalties that will be paid over the life of the terminated True Beauty license agreement. For the three and six months ended August 2, 2003, the operating results for the True Beauty and Hosiery operations are as follows:

                                             Three months ended                 Six months ended
                                               August 2, 2003                    August 2, 2003
                                      -------------------------------   -------------------------------
                                      Hosiery   True Beauty    Total    Hosiery   True Beauty    Total
                                      -------   -----------   -------   -------   -----------   -------

Net sales                             $16,224     $ 1,704     $17,928   $29,203     $5,602      $34,805
                                      =======     =======     =======   =======     ======      =======
Loss before income taxes                 (753)     (1,045)     (1,798)   (1,672)      (583)      (2,255)
Income taxes                             (266)       (368)       (634)     (592)      (204)        (796)
                                      -------     -------     -------   -------     ------      -------
Net loss                              $  (487)    $  (677)    $(1,164)  $(1,080)    $ (379)     $(1,459)
                                      =======     =======     =======   =======     ======      =======


                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Summarized assets and liabilities of the True Beauty and Hosiery operations at August 2, 2003 are as follows:

                                                              August 2, 2003
                                                     --------------------------------
                                                     Hosiery    True Beauty    Total
                                                     -------    -----------   -------
Receivables, net                                     $ 9,599      $1,295      $10,894
Inventories                                           11,246       1,139       12,385
Other current assets                                   1,192           -        1,192
                                                     -------      ------      -------
Current assets of discontinued operations            $22,037      $2,434      $24,471
                                                     =======      ======      =======

Property, plant and equipment, net                   $ 6,495      $    -      $ 6,495
Other assets                                           1,570           -        1,570
                                                     -------      ------      -------
Long-term assets of discontinued operations          $ 8,065      $    -      $ 8,065
                                                     =======      ======      =======

Accounts payable                                     $ 3,717      $2,753      $ 6,470
Accrued liabilities                                    8,355           -        8,355
Current portion of long-term debt                        400           -          400
                                                     -------      ------      -------
Current liabilities of discontinued operations       $12,472      $2,753      $15,225
                                                     =======      ======      =======

Long-term debt                                       $   200      $    -      $   200
Other long-term liabilities                            2,226           -        2,226
                                                     -------      ------      -------
Long-term liabilities of discontinued operations     $ 2,426      $    -      $ 2,426
                                                     =======      ======      =======

NOTE 4. INVENTORIES. Inventories consist of the following:

                                                          July 31,     August 2,   January 31,
                                                            2004         2003         2004
                                                          --------     ---------   -----------
Inventories:
      Finished goods                                      $264,386     $264,302     $240,856
      Work in process                                       36,046       36,230       36,407
      Raw materials                                         46,329       42,655       38,672
                                                          --------     --------     --------
      Total Inventories                                   $346,761     $343,187     $315,935
                                                          ========     ========     ========
      Net of obsolescence reserves of                     $ 31,467     $ 33,827     $ 29,949
                                                          ========     ========     ========

NOTE 5. FACILITIES REALIGNMENT COSTS. In connection with the Gerber acquisition, the Company made the decision to implement certain realignment actions within the acquired operations. These realignments include the closing of one warehouse operation, the closing of four manufacturing facilities and the downsizing of two domestic manufacturing facilities and were anticipated to result in a reduction of employment by approximately 1,350, primarily production and warehouse personnel. The estimated costs of these actions were accrued in the opening balance sheet. Through July 31, 2004, the Company has closed the warehouse operation and two of the four manufacturing plants and completed the downsizing of the two domestic manufacturing facilities, resulting in a reduction of employment of approximately 520. The Company decided that it would not close the third of the four manufacturing facilities that was originally planned to be closed. The last of the four manufacturing facilities is one of the two facilities in Ireland that made up the European Hosiery operations. This facility was not closed as part of the acquisition implementation but instead is part of the discontinuance of the European Hosiery operations discussed in Note 3. As a result of the changes in plans for the third and fourth manufacturing facilities, the accruals of $3,331 for severance related to those closings were reversed to the opening balance sheet in fiscal 2003. During the second quarter of fiscal 2004, the Company completed all realignment activities associated with the Gerber acquisition with the unutilized remaining reserves being reversed to goodwill. Detail for the Gerber realignment costs, and the related accruals, through July 31, 2004 are as follows:

                            Amount
                          Originally       Amount                     Discontinued        Accrual at
                           Provided       Utilized      Reversals      Operations       July 31, 2004
                          ----------      --------      ---------     ------------      -------------
Employee severance          $4,789         $1,422        $3,367           $  -              $  -
Vacant facilities costs      2,874          1,602           877            395                 -
                            ------         ------        ------           ----              ----
Total realignment           $7,663         $3,024        $4,244           $395              $  -
                            ======         ======        ======           ====              ====

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill and intangible assets since the beginning of 2004 are as follows:

                                                     Goodwill   Intangibles
                                                     --------   -----------
Balance as of January 31, 2004                       $165,518     $116,102
Changes:
    Acquisition of Phat                                21,154      114,662
    Contingent purchase price - Briggs                   (211)           -
    Gerber realignment reserves                          (953)           -
Amortization expense                                        -       (6,931)
                                                     --------     --------
Balance as of July 31, 2004                          $185,508     $223,833
                                                     ========     ========

NOTE 7. DEBT. On April 30, 2002 the Company executed a $240,000 3-year committed, unsecured bank credit facility (the 2002 Facility). On January 31, 2003 this credit facility was increased to $280,000. The 2002 Facility can be used for borrowings and/or letters of credit. Borrowings under the 2002 Facility bear interest at approximately 1.00% over LIBOR. At July 31, 2004, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $86,306. In addition to this facility, the Company has $5,114 in outstanding letters of credit used by its foreign subsidiaries.

The Company also maintains informal uncommitted lines of credit with two banks, which totaled $20,000 at July 31, 2004. There were no borrowings under these uncommitted lines at July 31, 2004.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures are convertible into shares of Kellwood's common stock at an initial conversion rate of
18.7434 shares per one thousand dollars original principal amount of debentures (which is equivalent to an initial conversion price of approximately $53.35 per share) during any fiscal quarter commencing after July 31, 2004 if the last reported sale price of the common stock is greater than or equal to $70.05 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The holders may also convert the debentures into shares of Kellwood common stock prior to the stated maturity if the Company calls the debentures for redemption and under certain other circumstances. In July 2004, the Company irrevocably elected to satisfy in cash 100% of the accreted principal amount of debentures converted. The Company may still satisfy the remainder of its conversion obligation to the extent it exceeds the accreted principal amount in cash or common stock or a combination of cash and common stock.

The debentures accrue interest at an annual rate of 3.50%, payable semi-annually until June 15, 2011. After June 15, 2011 interest will not be paid, but instead the recorded value of the bonds will increase until maturity. At maturity, the holder will receive the accreted principal amount which will be equal to the original principal amount of one thousand dollars per debenture plus the accreted interest.

The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company may redeem some or all of the debentures for cash, at any time and from time to time, on or after June 20, 2011 at a redemption price equal to 100% of the accreted principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. Holders have the right to require the Company to repurchase some or all of the debentures for cash at a repurchase price equal to 100% of the accreted principal amount of the debentures to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or if the Company undergoes a fundamental change as defined in the debentures agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include future acquisitions.

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

NOTE 8. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                               Three months ended          Six months ended
                                              ---------------------    -----------------------
                                              July 31,    August 2,    July 31,      August 2,
                                                2004        2003         2004          2003
                                              --------    ---------    --------      ---------
Net earnings                                   $10,220      $6,686      $35,260       $27,514

Other comprehensive income:
   Currency translation adjustment                (413)       (480)        (747)         (979)
   Unrecognized gain/(loss) on derivatives        (153)        100          220           155
                                               -------      ------      -------       -------

   Total comprehensive income                  $ 9,654      $6,306      $34,733       $26,690
                                               =======      ======      =======       =======

NOTE 9. RETIREMENT BENEFITS. The net periodic benefit cost related to the Company's defined benefit pension plans for the three months ended July 31, 2004 and August 2, 2003 were $260 and $216, respectively, and for the six months ended July 31, 2004 and August 2, 2003 the net periodic benefit cost were $523 and $431, respectively. As of July 31, 2004, $582 of contributions have been made. The Company presently anticipates contributing an additional $621 to fund its pension plans in 2004 for a total of $1,203.

NOTE 10. STOCK OPTION PLANS. On March 4, 2004 the Company granted stock options to certain officers and other key employees for 593,800 shares of common stock at an exercise price of $42.37, which was equal to the market value of the shares on the grant date. The increase in common stock to $269,776 at July 31, 2004 from $247,684 at January 31, 2004 was primarily a result of exercised stock options and employee stock compensation.

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

                                                            Three months ended           Six months ended
                                                          -----------------------     ----------------------
                                                          July 31,      August 2,     July 31,     August 2,
                                                            2004          2003          2004         2003
                                                          --------      ---------     --------     ---------
Net earnings from continuing operations as reported       $10,220        $7,850       $35,260       $28,973

Stock-based employee compensation expense
  determined under fair value-based method for
  all stock option awards, net of tax effect                 (851)         (669)       (1,702)       (1,339)
                                                          -------        ------       -------       -------

Pro-forma net earnings from continuing operations         $ 9,369        $7,181       $33,558       $27,634
                                                          =======        ======       =======       =======

Earnings per share from continuing operations:
    Basic, as reported                                    $   .37        $  .30       $  1.29       $  1.10
    Basic, pro-forma                                      $   .34        $  .27       $  1.23       $  1.05
    Diluted, as reported                                  $   .36        $  .29       $  1.26       $  1.08
    Diluted, pro-forma                                    $   .33        $  .27       $  1.20       $  1.03

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 11. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                  Three months ended          Six months ended
                                                 ---------------------     ----------------------
                                                 July 31,    August 2,     July 31,     August 2,
                                                   2004        2003          2004         2003
                                                 --------    ---------     --------     ---------
Numerators:
    Net earnings from continuing operations      $10,220      $ 7,850      $35,260       $28,973
    Net earnings from discontinued operations          -       (1,164)           -        (1,459)
                                                 -------      -------      -------       -------
    Net earnings                                 $10,220      $ 6,686      $35,260       $27,514
                                                 =======      =======      =======       =======

Denominators (000's):
    Average shares outstanding - Basic            27,585       26,432       27,336        26,303

    Impact of stock options                          565          538          654           459
                                                 -------      -------      -------       -------

    Average shares outstanding - Diluted          28,150       26,970       27,990        26,762
                                                 =======      =======      =======       =======

Continuing operations                            $   .37      $   .30      $  1.29       $  1.10
Discontinued operations                                -         (.05)           -          (.05)
                                                 -------      -------      -------       -------
    Basic earnings per share                     $   .37      $   .25      $  1.29       $  1.05
                                                 =======      =======      =======       =======

Continuing operations                            $   .36      $   .29      $  1.26       $  1.08
Discontinued operations                                -         (.04)           -          (.05)
                                                 -------      -------      -------       -------
    Diluted earnings per share                   $   .36      $   .25      $  1.26       $  1.03
                                                 =======      =======      =======       =======

NOTE 12. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Jax(R), David Dart(R), Dorby(TM), My Michelle(R), Briggs New York(R), Northern Isles(R) and David Brooks(R). Calvin Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) David Meister(TM), and Bill Burns(R) are produced under licensing agreements.

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

     o GENERAL CORPORATE includes general and administrative expenses at the corporate level that are not allocated to the above segments.

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

Segment net assets measures net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill, net intangibles and certain corporate assets, including capitalized software and debt and cash balances are accounted for at the corporate level and as a result are included in the General Corporate segment net assets. Amortization of intangibles is accounted for at the corporate level and is not allocated to the segments.

Sales, segment earnings, and net assets by segment for the three and six month periods ended July 31, 2004 and August 2, 2003 are as follows:

                                                  Three months ended         Six months ended
                                                ----------------------    -----------------------
                                                July 31,     August 2,     July 31,     August 2,
                                                  2004         2003          2004         2003
                                                --------     ---------    ----------   ----------
Net sales:
    Women's Sportswear                          $319,555     $290,060     $  757,531   $  701,986
    Men's Sportswear                             139,613      108,204        267,770      225,418
    Other Soft Goods                             101,299      110,597        221,269      253,802
                                                --------     --------     ----------   ----------
    Total net sales                             $560,467     $508,861     $1,246,570   $1,181,206
                                                ========     ========     ==========   ==========

Segment earnings:
    Women's Sportswear                          $ 18,541     $ 16,369     $   60,792   $   51,870
    Men's Sportswear                              14,472        8,560         25,153       17,044
    Other Soft Goods                               3,274        6,176         10,555       16,787
    General Corporate                            (11,220)     (10,358)       (23,776)     (22,731)
                                                --------     --------     ----------   ----------
    Total segment earnings                        25,067       20,747         72,724       62,970

Amortization of intangible assets                  3,465        2,059          6,931        4,877
Interest expense, net                              6,752        5,911         13,039       12,354
Other (income) and expense, net                     (694)         655           (873)         831
                                                --------     --------     ----------   ----------
Earnings before income taxes                    $ 15,544     $ 12,122     $   53,627   $   44,908
                                                ========     ========     ==========   ==========

Net assets at quarter-end:
    Women's Sportswear                          $253,892     $262,326
    Men's Sportswear                             207,830      171,611
    Other Soft Goods                              87,016      100,802
    General Corporate                            146,848       51,989
                                                --------     --------
    Continuing Operations                        695,586      586,728
    Discontinued Operations                       (1,813)      14,885
                                                --------     --------
    Total net assets                            $693,773     $601,613
                                                ========     ========

General Corporate net assets increased from last year primarily due to the acquisition of Phat.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ----------------------
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of July 31, 2004 and August 2, 2003, and in the condensed consolidated statement of earnings for the three- and six-month periods ended July 31, 2004 and August 2, 2003. The amounts and disclosures included in management's discussion and analysis of financial condition and results of operations, unless otherwise indicated, are presented on a continuing operations basis. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2003 Annual Report to Shareowners.

OPERATING RESULTS
-----------------

The apparel industry has experienced deflation for many years. As a result, the Company's sales growth has come from acquisitions and investment in new brands and initiatives. Earnings growth has come from increased sales and control over costs.

Sales for the second quarter were $560.5, up $51.6, or 10.1%, from $508.9 for the second quarter of 2003. Sales for the six months ended July 31, 2004 were $1,246.6, up $65.4 or 5.5% versus last year. Sales increases were primarily due to the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) on February 3, 2004 of $17.4 for the second quarter ($26.8 for the six months ended July 31, 2004) and growth in the base business of $34.2 for the second quarter ($38.6 for the six months ended July 31, 2004) as a result of key new marketing initiatives put in place during the last nine months of 2003, which included the following new brands:

     o   Calvin Klein(R) for women's sportswear
     o   IZOD(R) for women's sportswear
     o   XOXO(R) for junior's sportswear and dresses
     o   Lucy Pereda(TM) sportswear
     o   Liz Claiborne(R) for women's dresses and suits
     o   Def Jam University(TM) for women's and men's sportswear

The favorable impact on sales during the second quarter of 2004 and the six months ended July 31, 2004 from the above brands was partially offset by the planned elimination of certain brands and programs from the Company's broad and diversified portfolio due to volume levels, pricing and/or margins that are no longer acceptable.

The Company's gross margin percentage increased to 22.2% in the second quarter of 2004 from 20.7% in the second quarter of 2003 (22.4% from 20.5% for the six months ended July 31, 2004 and August 2, 2003, respectively) primarily due to the acquisition of Phat, sourcing and other operating efficiency improvements and higher margin branded business replacing lower margin business.

The Company invested $7.6 during the second quarter of 2004 ($19.3 for the six months ended July 31, 2004) in additional SG&A spending over 2003 on key new marketing initiatives, which included the new brands listed above. SG&A as a percent of sales increased in the second quarter of 2004 to 17.7% from 16.6% in the second quarter of 2003 (16.5% from 15.1% for the six months ended July 31, 2004 and August 2, 2003, respectively) due principally to the acquisition of Phat and the key new marketing initiatives.

Many of the Company's new brands were obtained through licensing agreements, which commit the Company to minimum guaranteed royalties during the term of the license. Sales for all significant licensing agreements are projected to be at or above minimum guarantee levels for fiscal 2004. The investments made in these key new marketing initiatives are expected to more favorably impact sales and net earnings in the second half of 2004 as they move through the product development cycle.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

SUMMARIZED FINANCIAL DATA for the three and six month periods ended July 31, 2004 and August 2, 2003, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                        Three months ended                 Six months ended
                                    ---------------------------    ---------------------------------
                                    July 31,  August 2,            July 31,     August 2,
                                      2004      2003      Change     2004         2003        Change
                                    --------  --------    ------   --------     --------      ------
Net sales                           $ 560.5    $508.9     10.1%    $1,246.6     $1,181.2       5.5%
Cost of products sold                 436.1     403.5      8.1%       967.6        939.5       3.0%
                                    -------    ------     -----    --------     --------      -----
Gross profit                          124.4     105.4     18.1%       279.0        241.7      15.4%
SG&A                                   99.3      84.6     17.4%       206.2        178.7      15.4%
                                    -------    ------     -----    --------     --------      -----
Operating earnings before
  amortization (1)                     25.1      20.7     20.8%        72.7         63.0      15.5%
Amortization of intangibles             3.5       2.1     68.3%         6.9          4.9      42.1%
                                    -------    ------     -----    --------     --------      -----
Operating earnings                     21.6      18.7     15.6%        65.8         58.1      13.3%
Interest expense, net                   6.8       5.9     14.2%        13.0         12.4       5.5%
Other (income) and
  expense, net                         (0.7)      0.7        NM        (0.9)         0.8         NM
                                    -------    ------     -----     -------     --------      -----
Earnings before taxes                  15.5      12.1     28.2%        53.6         44.9      19.4%
Income taxes                            5.3       4.3     24.6%        18.4         15.9      15.3%
                                    -------    ------     -----    --------     --------      -----
Net earnings from
  continuing operations             $  10.2    $  7.9     30.2%    $   35.3     $   29.0      21.7%
                                    =======    ======     =====    ========     ========      =====
Effective tax rate                   34.25%     35.2%                34.25%        35.5%
Average diluted shares                 28.2      27.0      4.4%        28.0         26.8       4.6%
                                    -------    ------     -----    --------     --------      -----
Diluted earnings per share          $   .36    $  .29     24.7%    $   1.26     $   1.08      16.4%
                                    -------    ------     -----    --------     --------      -----

NM - Not meaningful

                                        Three months ended                 Six months ended
                                    ---------------------------    ---------------------------------
                                    July 31,  August 2,            July 31,     August 2,
                                      2004      2003      Change     2004         2003        Change
                                    --------  ---------   ------   --------     ---------     ------
As a percentage of net sales:
-----------------------------
Net sales                            100.0%    100.0%                100.0%       100.0%
Cost of products sold                 77.8%     79.3%     (1.5%)      77.6%        79.5%      (1.9%)
                                    -------    ------     -----    --------     --------      -----
Gross profit                          22.2%     20.7%      1.5%       22.4%        20.5%       1.9%
SG&A                                  17.7%     16.6%      1.1%       16.5%        15.1%       1.4%
                                    -------    ------     -----    --------     --------      -----
Operating earnings before
  amortization (1)                     4.5%      4.1%      0.4%        5.8%         5.3%       0.5%
Amortization of intangibles            0.6%      0.4%      0.2%        0.6%         0.4%       0.1%
                                    -------    ------     -----    --------     --------      -----
Operating earnings                     3.9%      3.7%      0.2%        5.3%         4.9%       0.4%
Interest expense, net                  1.2%      1.2%      0.0%        1.0%         1.0%       0.0%
Other (income) and
  expense, net                        (0.1%)     0.1%     (0.3%)      (0.1%)        0.1%      (0.1%)
                                    -------    ------     -----    --------     --------      -----
Earnings before taxes                  2.8%      2.4%      0.4%        4.3%         3.8%       0.5%
Income taxes                           0.9%      0.8%      0.1%        1.5%         1.3%       0.1%
                                    -------    ------     -----    --------     --------      -----
Net earnings from
  continuing operations                1.8%      1.5%      0.3%        2.8%         2.5%       0.4%
                                    =======    ======     =====    ========     ========      =====

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

SALES for the second quarter of 2004 were $560.5, increasing $51.6 or 10.1% versus last year. Sales for the six months ended July 31, 2004 were $1,246.6, increasing $65.4 or 5.5% versus last year. The increase in sales for both periods was primarily due to the acquisition of Phat (approximately $17.4 for the second quarter and $26.8 for the six months ended July 31,
2004) and several key new marketing initiatives partially offset by discontinued brands and programs and sales declines to existing customers in the Women's and Other Soft Goods segments.

GROSS PROFIT for the second quarter of 2004 was $124.4 or 22.2% of sales, increasing $19.0 or 1.5% of sales versus $105.4 or 20.7% of sales reported for the second quarter of 2003. For the six months ended July 31, 2004, gross profit was $279.0 or 22.4% of sales, increasing $37.3 or 1.9% of sales versus $241.7 or 20.5% of sales compared to the corresponding period of the prior year.

The improvement in the Company's gross margin rate for the three and six months ended July 31, 2004, resulted from the acquisition of Phat, sourcing and other operating efficiency improvements and higher priced branded business replacing lower margin business.

SG&A EXPENSE for the second quarter of 2004 increased $14.7 or 17.4% as a percent of sales and for the six months ended July 31, 2004 increased $27.5 or 15.4% compared to the corresponding periods of the prior year. The increase for both periods was primarily due to additional spending related to key new marketing initiatives ($7.6 and $19.3 for the three and six months ended July 31, 2004, respectively) and the acquisition of Phat ($6.4 and $12.8 for the three and six months ended July 31, 2004, respectively) partially offset by decreases in SG&A related to the base business.

AMORTIZATION of intangible assets for the second quarter and six months ended July 31, 2004, increased $1.4 and $2.0, respectively, compared to the corresponding periods of the prior year. The increase in both periods was due to the amortizable intangible assets acquired in the Phat acquisition.

INCOME TAXES. The Company's effective tax rate for the six months ended July 31, 2004 decreased to 34.25% from 35.5% for the six months ended August 2, 2003. This rate is consistent with the full-year 2003 effective tax rate and the planned effective tax rate for 2004. During the third quarter of fiscal 2003, the effective tax rate was recorded at 33.0% in order to arrive at a year-to-date effective tax rate of 34.25%.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased in both the three and six month periods due to the increased price of Kellwood common stock, which drove higher option exercises and increased the dilutive effect of unexercised options.

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

Sales and segment earnings by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                          Three months ended                      Six months ended
                                    -------------------------------        -------------------------------
                                    July 31,    August 2,                  July 31,    August 2,
Net sales                             2004        2003       Change          2004        2003       Change
---------                           --------    ---------    ------        --------    ---------    ------
     Women's Sportswear              $319.6      $290.1       10.2%        $  757.5    $  702.0       7.9%
     Men's Sportswear                 139.6       108.2       29.0%           267.8       225.4      18.8%
     Other Soft Goods                 101.3       110.6       (8.4%)          221.3       253.8     (12.8%)
                                     ------      ------      ------        --------    --------     ------
     Total net sales                 $560.5      $508.9       10.1%        $1,246.6    $1,181.2       5.5%
                                     ======      ======      ======        ========    ========     ======

                                      Three months ended - amounts         Three months ended - percentages
                                    -------------------------------        --------------------------------
                                    July 31,    August 2,                  July 31,    August 2,
Segment earnings                      2004        2003       Change          2004        2003       Change
----------------                    --------    ---------    ------        --------    ---------    ------
     Women's Sportswear              $ 18.5      $ 16.4       13.3%            5.8%        5.6%       0.2%
     Men's Sportswear                  14.5         8.6       69.1%           10.4%        7.9%       2.5%
     Other Soft Goods                   3.3         6.2      (47.0%)           3.2%        5.6%      (2.4%)
     General Corporate                (11.2)      (10.4)       8.3%              NM          NM         NM
                                     ------      ------      ------        --------    --------     ------
     Segment earnings                $ 25.1      $ 20.7       20.8%            4.5%        4.1%       0.4%
                                     ======      ======      ======        ========    ========     ======

                                       Six months ended - amounts           Six months ended - percentages
                                    --------------------------------        -------------------------------
                                    July 31,    August 2,                  July 31,    August 2,
Segment earnings                      2004        2003       Change          2004        2003       Change
----------------                    --------    ---------    ------        --------    ---------    ------
     Women's Sportswear              $ 60.8      $ 51.9       17.2%            8.0%        7.4%       0.6%
     Men's Sportswear                  25.2        17.0       47.6%            9.4%        7.6%       1.8%
     Other Soft Goods                  10.6        16.8      (37.1%)           4.8%        6.6%      (1.8%)
     General Corporate                (23.8)      (22.7)       4.6%              NM          NM         NM
                                      -----      ------      ------        --------    --------     ------
     Segment earnings                $ 72.7      $ 63.0       15.5%            5.8%        5.3%       0.5%
                                     ======      ======      ======        ========    ========     ======

     NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for the second quarter of 2004 were $319.6 increasing $29.5 or 10.2% versus last year. Sales for the six months ended July 31, 2004 were $757.5, increasing $55.5 or 7.9% versus last year. The increase in sales for both periods was primarily due to sales of $38.5 for the second quarter of 2004 ($93.7 for the six months ended July 31, 2004) from key new marketing initiatives launched in 2003 including Calvin Klein(R), IZOD(R), XOXO(R) and Lucy Pereda(TM) sportswear and Liz Claiborne(R) dresses and suits, partially offset by the planned elimination of certain low margin business.

Segment earnings for the second quarter of 2004 were $18.5, up $2.1 from last year and for the six months ended July 31, 2004 were $60.8, up $8.9 from last year. The primary reasons for the increases in both periods in segment earnings were gross margin improvements (0.3% percentage points for the second quarter and 1.1% percentage points for the six months), increased earnings related to key new marketing initiatives and improved sourcing partially offset by a $6.6 increase in SG&A expense for the second quarter ($16.8 increase for the six months ended July 31, 2004) as a result of spending on key new marketing initiatives.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

MEN'S SPORTSWEAR. Sales for the second quarter of 2004 were $139.6, increasing $31.4 or 29.0% versus last year. Sales for the six months ended July 31, 2004 were $267.8, increasing $42.4 or 18.8% versus last year. The acquisition of Phat provided $17.4 of sales for the second quarter ($26.8 for the six months ended July 31, 2004), and increases in both the branded and private label base business sales, including sales from the key new marketing initiatives, were $14.0 for the second quarter ($15.6 for the six months ended July 31, 2004).

Segment earnings for the second quarter of 2003 were $14.5, up $5.9 from last year and for the first six months ended July 31, 2004 were $25.2, up $8.2 from last year. The increase in earnings was due to the acquisition of Phat ($3.8 and $5.7 for the three and six months ended July 31, 2004, respectively) and gross margin improvement resulting from sourcing and operating efficiency and an increased mix of higher margin branded business partially offset by increased costs incurred from the launching of certain new brands.

OTHER SOFT GOODS. The Other Soft Goods segment is composed of three product categories: Intimate Apparel, Gerber Apparel and American Recreation Products. Sales for the second quarter of 2004 were $101.3, decreasing $9.3 or 8.4% versus the second quarter of 2003. Sales for the six months ended July 31, 2004 were $221.3, decreasing $32.5 or 12.8% versus last year. The decrease in sales for both periods was primarily due to a decrease in Intimate Apparel sales resulting from sourcing and logistical execution difficulties and our customers doing more direct sourcing. Sales of Gerber Apparel and American Recreation Products were also down due to competitive and market conditions.

Segment earnings for the second quarter of 2004 were $3.3, down $2.9 from last year, and for the six months ended July 31, 2004 were $10.6, down $6.2 from last year. The decrease in both periods was primarily due to the difficulties at Intimate Apparel as described above.

GENERAL CORPORATE expense for the second quarter of 2004 was $11.2, up $0.8 from last year and for the six months ended July 31, 2004 was $23.8, up $1.1 from last year. The increases in both periods were primarily due to increases in compensation expense and various other corporate expenses.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders' equity, or total capital). As of July 31, 2004, the Company's debt-to-capital ratio was 40.4% up 6.9% and 10.5% from August 2, 2003 and January 31, 2004, respectively primarily due to the privately placed convertible debt discussed below.

NET CASH PROVIDED BY OPERATING ACTIVITIES was $39.0 for the six months ended July 31, 2004 compared to $45.8 for the six months ended August 2, 2003. This $6.8 decrease was primarily due to the change in deferred income taxes and working capital partially offset by higher net earnings.

Working Capital
Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories and by the amount of accounts payable and accrued expenses. The Company's working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are dependent upon recent months' sales and customer payment experience. The working capital fluctuations from January 31, 2004 to July 31, 2004 are primarily a result of the seasonality in the Company's businesses.

In addition to seasonality fluctuations in working capital discussed above, the year-to-year changes in the major components of working capital are discussed below:

     o Accounts receivable increased $38.0 to $341.8 at July 31, 2004 from $303.8 at August 2, 2003 due to the acquisition of Phat ($11.2) and increased sales.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

     o Inventories increased $3.6 to $346.8 at July 31, 2004 from $343.2 at August 2, 2003. Days supply now stands at 57.0 days compared to
          62.0 days at August 2, 2003. The increase in inventory levels relates primarily to the acquisition of Phat partially offset by various initiatives and company wide efforts surrounding inventory management.

     o Accounts payable and accrued expenses increased $47.3 to $320.2 at July 31, 2004 from $272.9 at August 2, 2003 as a result of timing of inventory receipts and related payments.

NET CASH USED IN INVESTING ACTIVITIES increased to $154.7 for the six months ended July 31, 2004 from $141.6 for the six months ended August 2, 2003. The net cash used in investing activities primarily relates to acquisitions as discussed below.

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

The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. Management believes that the combination of cash balances, cash generated from operations and availability under credit facilities will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

NET CASH PROVIDED BY FINANCING ACTIVITIES increased to $199.1 for the six months ended July 31, 2004 from ($3.3) for the six months ended August 2, 2003. The $202.4 increase was primarily due to proceeds from long-term debt (see financial statement Note 7).

On April 30, 2002 the Company executed a $240 3-year committed, unsecured bank credit facility. On January 31, 2003 this credit facility was increased to $280. This facility can be used for borrowings and/or letters of credit. Borrowings under this facility bear interest at approximately 1.00% over LIBOR. At July 31, 2004, there were no outstanding short-term loans. Letters of credit outstanding under the agreement were $86.3. In addition to this facility, the Company has $5.1 in outstanding letters of credit used by its foreign subsidiaries.

The current credit facility is set to expire in May 2005. The Company has begun the process of replacing the existing facility.

As a result of the above, the Company's cash and cash equivalents increased $151.3 to $262.5 at July 31, 2004 from $111.2 at August 2, 2003. This increase was primarily due to the proceeds from the convertible debt and positive cash flow from operations partially offset by the acquisition of Phat on February 3, 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At July 31, 2004, the Company's debt portfolio was composed of approximately 1% variable-rate debt and 99% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2004.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value that approximates its book value at July 31, 2004. With respect to the Company's fixed-rate debt outstanding at July 31, 2004, a 10% increase in interest rates would have resulted in approximately a $24.0 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $25.9 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

In addition, the Company does not believe that foreign currency risk, commodity price or inflation risk are material to the Company's business or its consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably like to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In September 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. No purchases have been made pursuant to this authorization.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

    a)   EXHIBITS:

         S.E.C. Exhibit
         Reference No.      Description
         -------------      -----------
             31.1           Certification of Chief Executive Officer pursuant
                            to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

             32             Certification of Chief Executive Officer and
                            Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

    b)   REPORTS ON FORM 8-K:
         The following reports were filed on Form 8-K during the three months ended July 31, 2004:

             Current Report on Form 8-K dated July 2, 2004 reporting under item 5
             Current Report on Form 8-K dated June 17, 2004 reporting under items 5 and 7
             Current Report on Form 8-K dated June 15, 2004 reporting under items 5, 7 and 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY


September 3, 2004                      /s/ W. Lee Capps, III
                                       ------------------------------------
                                       W. Lee Capps, III

                                       Executive Vice President Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

September 3, 2004                      /s/ Lawrence E. Hummel
                                       ------------------------------------
                                       Lawrence E. Hummel
                                       Vice President Finance (Principal
                                       Accounting Officer)