Form 10-Q
period 2004-10-30
KELLWOOD CO
filed 2004-12-08
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended October 30, 2004

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

Number of shares of common stock, par value $.01, outstanding at October 30, 2004 (only one class): 27,676,625.


                                                  KELLWOOD COMPANY
                                                  ----------------
                                                        INDEX
                                                        -----
                                                                                                      Page No.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheet                                                     3

                  Condensed Consolidated Statement of Earnings                                             4

                  Condensed Consolidated Statement of Cash Flows                                           5

                  Notes to Condensed Consolidated Financial Statements                                  6-12

         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                     13-20

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                               20

         Item 4. Controls and Procedures                                                                  20


PART II.          OTHER INFORMATION

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             21

         Item 6. Exhibits                                                                                 21



PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                   ------------------------------------------------
                                                (Amounts in thousands)
                                                ----------------------

                                                              October 30,         November 1,           January 31,
                                                                 2004                2003                  2004
                                                           ----------------   -----------------     ----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                              $        208,913     $       124,187     $        179,155
    Receivables, net                                                443,790             381,682              321,455
    Inventories                                                     302,012             266,791              315,935
    Prepaid taxes and expenses                                       66,806              63,758               66,328
    Current assets of discontinued operations                             -              22,472                    -
                                                           ----------------     ---------------     ----------------
         Total current assets                                     1,021,521             858,890              882,873

Property, plant and equipment, net                                   97,548              94,445               96,798
Intangible assets, net                                              195,376             112,379              116,102
Goodwill                                                            212,412             163,037              165,518
Other assets                                                         34,897              32,197               30,783
Long-term assets of discontinued operations                               -               3,572                    -
                                                           ----------------     ---------------     ----------------
Total assets                                               $      1,561,754     $     1,264,520     $      1,292,074
                                                           ================     ===============     ================


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Notes payable and current
         portion of long-term debt                         $            169     $        26,565     $          2,743
    Accounts payable                                                185,368             146,463              179,024
    Accrued salaries and employee benefits                           39,971              42,306               50,790
    Accrued expenses                                                 70,360              60,996               70,196
    Current liabilities of discontinued operations                    1,457               9,096                2,333
                                                           ----------------     ---------------     ----------------
         Total current liabilities                                  297,325             285,426              305,086

Long-term debt                                                      469,658             273,709              271,877
Deferred income taxes and other                                      76,458              69,412               71,729
Long-term liabilities of discontinued operations                          -               2,432                    -

Shareowners' equity:
    Common stock                                                    270,123             243,008              247,684
    Retained earnings                                               560,757             501,289              510,329
    Accumulated other comprehensive income                          (11,704)             (9,465)             (11,621)
    Less treasury stock, at cost                                   (100,863)           (101,291)            (103,010)
                                                           ----------------     ---------------     ----------------
         Total shareowners' equity                                  718,313             633,541              643,382
                                                           ----------------     ---------------     ----------------

Total liabilities and shareowners' equity                  $      1,561,754     $     1,264,520     $      1,292,074
                                                           ================     ===============     ================

See notes to condensed consolidated financial statements.

                                            KELLWOOD COMPANY AND SUBSIDIARIES
                                            ---------------------------------
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                --------------------------------------------------------
                                      (Amounts in thousands, except per share data)
                                      ---------------------------------------------

                                                          Three Months Ended                   Nine Months Ended
                                                   --------------------------------     --------------------------------
                                                     October 30,        November 1,       October 30,      November 1,
                                                        2004               2003              2004             2003
                                                   --------------     -------------     -------------    ---------------
Net sales                                          $      716,794     $     644,131     $   1,963,365      $   1,825,337
Costs and expenses:
    Cost of products sold                                 567,362           504,752         1,534,974          1,444,288
    Selling, general and
       administrative expenses                             97,785            84,477           304,019            263,176
    Amortization of intangible assets                       3,134             2,433            10,065              7,310
    Interest expense, net                                   6,429             6,451            19,469             18,805
    Other (income) and expense, net                        (1,039)              (88)           (1,912)               744
                                                   --------------     -------------     -------------      -------------
Earnings before income taxes                               43,123            46,106            96,750             91,014
Income taxes                                               14,770            15,237            33,137             31,172
                                                   --------------     -------------     -------------      -------------

Net earnings from continuing operations                    28,353            30,869            63,613             59,842

Net loss from discontinued
   operations, net of tax                                       -              (619)                -             (2,078)
                                                   --------------     -------------     -------------      -------------

Net earnings                                       $       28,353     $      30,250     $      63,613      $      57,764
                                                   ==============     =============     =============      =============

Weighted average shares outstanding:
    Basic                                                  27,669            26,632            27,446             26,412
                                                   ==============     =============     =============      =============
    Diluted                                                28,134            27,321            28,038             26,947
                                                   ==============     =============     =============      =============

Earnings (loss) per share:
    Basic:
        Continuing operations                      $         1.02     $        1.16     $        2.32      $        2.27
        Discontinued operations                                 -              (.02)                -               (.08)
                                                   --------------     -------------     -------------      -------------
        Net earnings                               $         1.02     $        1.14     $        2.32      $        2.19
                                                   ==============     =============     =============      =============

    Diluted:
        Continuing operations                      $         1.01     $        1.13     $        2.27      $        2.22
        Discontinued operations                                 -              (.02)                -               (.08)
                                                   --------------     -------------     -------------      -------------
        Net earnings                               $         1.01     $        1.11     $        2.27      $        2.14
                                                   ==============     =============     =============      =============

Dividends paid per share                           $          .16     $         .16     $         .48      $         .48
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

                                                                                               Nine months ended
                                                                                    ------------------------------------
                                                                                       October 30,          November 1,
                                                                                          2004                 2003
                                                                                    ---------------       --------------
OPERATING ACTIVITIES:

Net earnings                                                                         $       63,613       $      57,764

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                        30,751              27,186
        Deferred income taxes and other                                                       4,407              23,986

Changes in working capital components:
        Receivables, net                                                                   (119,715)            (37,285)
        Inventories                                                                          14,346              96,681
        Prepaid taxes and expenses                                                             (215)            (24,715)
        Accounts payable and accrued expenses                                                 4,832             (80,005)
                                                                                     --------------       -------------
Net cash from operating activities                                                           (1,981)             63,612
                                                                                     --------------       -------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                  (19,903)            (15,048)
Acquisitions, net of cash acquired                                                         (144,722)           (134,527)
Subordinated note receivable                                                                  1,375               1,374
Dispositions of fixed assets                                                                    226               2,418
                                                                                     --------------       -------------
Net cash from investing activities                                                         (163,024)           (145,783)
                                                                                     --------------       -------------

FINANCING ACTIVITIES:
Borrowings of long-term debt, net of financing costs                                        195,131                   -
Repayments of long-term debt                                                                 (4,448)             (5,272)
Dividends paid                                                                              (13,185)            (12,692)
Stock transactions under incentive plans                                                     17,265              13,999
                                                                                     --------------       -------------
Net cash from financing activities                                                          194,763              (3,965)
                                                                                     --------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      29,758             (86,136)
Cash and cash equivalents, beginning of period                                              179,155             210,323
                                                                                     --------------       -------------
Cash and cash equivalents, end of period                                             $      208,913       $     124,187
                                                                                     ==============       =============

Supplemental cash flow information:
        Interest paid                                                                $       18,285       $      20,871
                                                                                     ==============       =============
        Income taxes paid, net                                                       $        9,018       $      40,746
                                                                                     ==============       =============

Significant non-cash investing and financing activities:

        Issuance of stock for acquisitions                                           $            -       $      11,891
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

NOTE 2. BUSINESS COMBINATIONS. On February 3, 2004 the Company completed the acquisition of all of the membership interests of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company believes Phat will add important labels to Kellwood's portfolio of brands. The purchase price (including acquisition costs) for Phat was $141,932 in cash. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004, and an additional purchase price payment of $1,369 that was made in the third quarter as a result of higher working capital at close. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price. The Company estimates the additional consideration to be paid with respect to 2004 will be in the range of $2,000 to $4,000.

During the third quarter, the Company finalized the valuations of the intangible assets acquired in connection with the Phat acquisition. As a result, the estimated intangible assets decreased $25,323 (with an offsetting increase to goodwill), and amortization expense was adjusted to reflect this change retroactive to the acquisition date. Such adjustment was immaterial to the Company's results of operations. There were no other significant changes to the preliminary purchase price allocations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

            Cash                             $     5,437
            Other current assets                   3,332
            Property, plant & equipment            2,940
            Intangible assets                     89,339
            Goodwill                              48,058
                                             -----------
            Total assets acquired                149,106
                                             ===========

            Current liabilities                    7,174
                                             -----------

            Net assets acquired              $   141,932
                                             ===========

Intangible assets, which represent trademarks and customer relationships, are being amortized over useful lives of 20 and 15 years, respectively.

On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). The purchase price (including acquisition costs) for Briggs was $133,823 in cash and 0.5 million shares of Kellwood common stock valued at $11,891. Additional cash purchase consideration will be due if Briggs achieves certain specified annual financial performance targets through 2006. Such consideration, if earned, will be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each year through 2006. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The additional consideration paid to Briggs based on their 2003 performance was approximately $8,200. This amount was accrued at January 31, 2004 and paid out during the first quarter of 2004. The Company estimates the additional consideration to be paid with respect to 2004 will be in the range of $6,000 to $8,000.

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

For the three and nine months ended October 30, 2004, there was no operating activity for the discontinued operations, and the only remaining item on the balance sheet is an accrued liability, which totaled $1,457 as of October 30, 2004. This accrual relates to the future minimum royalties that will be paid over the life of the terminated True Beauty license agreement. For the three and nine months ended November 1, 2003, the operating results for the True Beauty and Hosiery operations are as follows:

                                              Three months ended                         Nine months ended
                                               November 1, 2003                          November 1, 2003
                                      ------------------------------------   ---------------------------------------
                                        Hosiery    True Beauty    Total        Hosiery     True Beauty      Total
                                        -------    ----------     -----        -------     -----------      -----
Net sales                             $   13,558   $    1,627   $   15,185   $   42,760    $     7,229   $   49,989
                                      ==========   ==========   ==========   ==========    ===========   ==========
Loss before income taxes                    (244)        (665)        (909)      (1,916)        (1,248)      (3,164)
Income taxes                                 (78)        (212)        (290)        (671)          (415)      (1,086)
                                      ----------   ----------   ----------   ----------    -----------   ----------
Net loss                              $     (166)  $     (453)  $     (619)  $   (1,245)   $      (833)  $   (2,078)
                                      ==========   ==========   ==========   ==========    ===========   ==========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


Summarized assets and liabilities of the True Beauty and Hosiery operations at November 1, 2003 are as follows:

                                                              November 1, 2003
                                                   -------------------------------------
                                                     Hosiery    True Beauty     Total
                                                     -------    -----------     -----

Receivables, net                                   $    8,613   $        8    $    8,621
Inventories                                            10,607           15        10,622
Other current assets                                    3,229            -         3,229
                                                   ----------   ----------    ----------
Current assets of discontinued operations          $   22,449   $       23    $   22,472
                                                   ==========   ==========    ==========

Property, plant and equipment, net                 $    3,047   $        -    $    3,047
Other assets                                              525            -           525
                                                   ----------   ----------    ----------
Long-term assets of discontinued operations        $    3,572   $        -    $    3,572
                                                   ==========   ==========    ==========

Accounts payable                                   $    4,446   $    1,007    $    5,453
Accrued liabilities                                     3,243            -         3,243
Current portion of long-term debt                         400            -           400
                                                   ----------   ----------    ----------
Current liabilities of discontinued operations     $    8,089   $    1,007    $    9,096
                                                   ==========   ==========    ==========

Long-term debt                                     $      200   $        -    $      200
Other long-term liabilities                             2,232            -         2,232
                                                   ----------   ----------    ----------
Long-term liabilities of discontinued operations   $    2,432   $        -    $    2,432
                                                   ==========   ==========    ==========

NOTE 4. INVENTORIES. Inventories consist of the following:

                                                           October 30,       November 1,        January 31,
                                                              2004               2003              2004
                                                          -------------     -------------      ------------
Inventories:
      Finished goods                                      $     227,104     $     208,068      $    240,856
      Work in process                                            32,579            26,819            36,407
      Raw materials                                              42,329            31,904            38,672
                                                          -------------     -------------      ------------
      Total inventories                                   $     302,012     $     266,791      $    315,935
                                                          =============     =============      ============
      Net of obsolescence reserves of                     $      35,784     $      30,944      $     29,949
                                                          =============     =============      ============

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill and intangible assets since the beginning of 2004 are as follows:

                                                  Goodwill       Intangibles
                                                  --------       -----------
Balance as of January 31, 2004                   $   165,518     $   116,102
Changes:
    Acquisition of Phat                               48,058          89,339
    Contingent purchase price - Briggs                  (211)              -
    Gerber realignment reserves                         (953)              -
Amortization expense                                       -         (10,065)
                                                 -----------     -----------
Balance as of October 30, 2004                   $   212,412     $   195,376
                                                 ===========     ===========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 6. DEBT. On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the New Credit Agreement). The New Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the New Credit Agreement bear interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company's leverage ratio. The New Credit Agreement replaces the Company's previous agreement, dated April 30, 2002, that was set to expire in May 2005.

At October 30, 2004, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $60,962. In addition to this facility, the Company has $4,902 in outstanding letters of credit used by its foreign subsidiaries.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures are convertible into shares of Kellwood's common stock at an initial conversion rate of
18.7434 shares per one thousand dollars original principal amount of debentures (which is equivalent to an initial conversion price of approximately $53.35 per share) during any fiscal quarter commencing after July 31, 2004 if the last reported sale price of the common stock is greater than or equal to $70.05 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The holders may also convert the debentures into shares of Kellwood common stock prior to the stated maturity if the Company calls the debentures for redemption and under certain other circumstances. In July 2004, the Company irrevocably elected to satisfy in cash (in lieu of issuance of stock) 100% of the accreted principal amount of debentures converted. The Company may still satisfy the remainder of its conversion obligation to the extent it exceeds the accreted principal amount in cash or common stock or a combination of cash and common stock.

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

The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company may redeem some or all of the debentures for cash, at any time and from time to time, on or after June 20, 2011 at a redemption price equal to 100% of the accreted principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders have the right to require the Company to repurchase some or all of the debentures for cash at a repurchase price equal to 100% of the accreted principal amount of the debentures to be repurchased, plus accrued and unpaid interest on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or if the Company undergoes a fundamental change as defined in the debentures agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include future acquisitions.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 7. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments, as follows:

                                                    Three months ended                 Nine months ended
                                               -----------------------------      ----------------------------
                                                October 30,      November 1,       October 30,     November 1,
                                                   2004             2003              2004            2003
                                               -------------    ------------      ------------     -----------
Net earnings                                   $      28,353    $     30,250      $     63,613     $    57,764

Other comprehensive income:

   Currency translation adjustment                       631             734              (115)          1,713
   Unrecognized gain/(loss) on derivatives              (188)             67                32             (88)
                                               -------------    ------------      ------------     -----------

   Total comprehensive income                  $      28,796    $     31,051      $     63,530     $    59,389
                                               =============    ============      ============     ===========

NOTE 8. RETIREMENT BENEFITS. The net periodic benefit cost related to the Company's defined benefit pension plans for the three months ended October 30, 2004 and November 1, 2003 were $260 and $216, respectively, and for the nine months ended October 30, 2004 and November 1, 2003 were $783 and $647, respectively. As of October 30, 2004, $1,030 of contributions have been made. The Company presently anticipates contributing an additional $160 to fund its pension plans in fiscal 2004 for a total of $1,190.

NOTE 9. STOCK OPTION PLANS. On March 4, 2004 the Company granted stock options to certain officers and other key employees for 593,800 shares of common stock at an exercise price of $42.37, which was equal to the market value of the shares on the grant date. The increase in common stock to $270,123 at October 30, 2004 from $247,684 at January 31, 2004 was primarily a result of exercised stock options and employee stock compensation.

The Company accounts for the stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net earnings from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                            Three months ended            Nine months ended
                                                        ---------------------------    -------------------------
                                                        October 30,     November 1,    October 30,   November 1,
                                                           2004            2003           2004          2003
                                                        -----------     -----------    -----------   -----------
Net earnings from continuing operations as reported     $    28,353     $    30,869    $    63,613   $    59,842

Stock-based employee compensation expense
  determined under fair value-based method for
  all stock option awards, net of tax                          (873)           (685)        (2,619)       (2,055)
                                                        -----------     -----------    -----------   -----------

Pro-forma net earnings from continuing operations       $    27,480     $    30,184    $    60,994   $    57,787
                                                        ===========     ===========    ===========   ===========

Earnings per share from continuing operations:
    Basic, as reported                                  $      1.02     $      1.16    $      2.32   $      2.27
    Basic, pro-forma                                    $      0.99     $      1.13    $      2.22   $      2.19
    Diluted, as reported                                $      1.01     $      1.13    $      2.27   $      2.22
    Diluted, pro-forma                                  $      0.98     $      1.10    $      2.18   $      2.14

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 10. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                        Three months ended              Nine months ended
                                                   ----------------------------    ---------------------------
                                                   October 30,      November 1,    October 30,     November 1,
                                                      2004             2003           2004            2003
                                                   -----------      -----------    -----------     -----------
Numerators:
    Net earnings from continuing operations        $    28,353      $    30,869    $    63,613     $    59,842
    Net earnings from discontinued operations                -             (619)             -          (2,078)
                                                   -----------      -----------    -----------     -----------
    Net earnings                                   $    28,353      $    30,250    $    63,613     $    57,764
                                                   ===========      ===========    ===========     ===========

Denominators (000's):
    Average shares outstanding - Basic                  27,669           26,632         27,446          26,412

    Impact of stock options                                465              689            592             535
                                                   -----------      -----------    -----------     -----------

    Average shares outstanding - Diluted                28,134           27,321         28,038          26,947
                                                   ===========      ===========    ===========     ===========

Continuing operations                              $      1.02      $      1.16    $      2.32     $      2.27
Discontinued operations                                      -             (.02)             -            (.08)
                                                   -----------      -----------    -----------     -----------
    Basic earnings per share                       $      1.02      $      1.14    $      2.32     $      2.19
                                                   ===========      ===========    ===========     ===========

Continuing operations                              $      1.01      $      1.13    $      2.27     $      2.22
Discontinued operations                                      -             (.02)             -            (.08)
                                                   -----------      -----------    -----------     -----------
    Diluted earnings per share                     $      1.01      $      1.11    $      2.27     $      2.14
                                                   ===========      ===========    ===========     ===========

NOTE 11. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

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

Sales, segment earnings, and net assets by segment for the three and nine month periods ended October 30, 2004 and November 1, 2003 are as follows:

                                                     Three months ended               Nine months ended
                                                ---------------------------       -------------------------
                                                October 30,     November 1,       October 30,   November 1,
                                                   2004            2003              2004          2003
                                                -----------     -----------       -----------   -----------
Net sales:
    Women's Sportswear                          $   413,522     $   396,118       $ 1,171,054   $ 1,098,104
    Men's Sportswear                                205,978         153,884           473,748       379,302
    Other Soft Goods                                 97,294          94,129           318,563       347,931
                                                -----------     -----------       -----------   -----------
    Total net sales                             $   716,794     $   644,131       $ 1,963,365   $ 1,825,337
                                                ===========     ===========       ===========   ===========

Segment earnings:
    Women's Sportswear                          $    32,553     $    41,725       $    93,345   $    93,594
    Men's Sportswear                                 22,304          17,191            47,457        34,235
    Other Soft Goods                                  6,292           4,708            16,847        21,495
    General Corporate                                (9,502)         (8,722)          (33,277)      (31,451)
                                                -----------     -----------       -----------   -----------
    Total segment earnings                           51,647          54,902           124,372       117,873

Amortization of intangible assets                     3,134           2,433            10,065         7,310
Interest expense, net                                 6,429           6,451            19,469        18,805
Other (income) and expense, net                      (1,039)            (88)           (1,912)          744
                                                -----------     -----------       -----------   -----------
Earnings before income taxes                    $    43,123     $    46,106       $    96,750   $    91,014
                                                ===========     ===========       ===========   ===========

Net assets at quarter-end:
    Women's Sportswear                          $   304,920     $   306,027
    Men's Sportswear                                224,208         181,494
    Other Soft Goods                                 92,641          79,120
    General Corporate                                98,001          52,384
                                                -----------     -----------
    Continuing Operations                           719,770         619,025
    Discontinued Operations                          (1,457)         14,516
                                                -----------     -----------
    Total net assets                            $   718,313     $   633,541
                                                ===========     ===========

Men's Sportswear and Other Soft Goods net assets increased from last year primarily due to increases in working capital. General Corporate net assets increased from last year primarily due to the acquisition of Phat.

NOTE 12. NEW ACCOUNTING STANDARDS. In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. This statement requires additional disclosures related to pension plans and other postretirement benefit plans. This statement was adopted by the Company in 2003. The required interim disclosures are included in Note 8.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contains a provision that permits the repatriation of cash invested outside the U.S. at a tax rate of 5.25% after a defined base level of cash is returned to the U.S. at the 35% statutory rate. The Company is evaluating this provision of the Act and awaiting clarification of certain technical aspects of this legislation. Until these items are clarified and the Company develops a defined plan for the use of the funds, it is not possible to determine the amount of cash to be returned to the U.S. or the impact on income taxes or the Company's effective tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of October 30, 2004 and November 1, 2003, and in the condensed consolidated statement of earnings for the three- and nine-month periods ended October 30, 2004 and November 1, 2003. The amounts and disclosures included in management's discussion and analysis of financial condition and results of operations, unless otherwise indicated, are presented on a continuing operations basis. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2003 Annual Report to Shareowners.

OPERATING RESULTS
-----------------

The apparel industry has experienced deflation for many years. As a result, the Company's sales growth has come from acquisitions and investment in new brands and initiatives. Earnings growth has come from increased sales and control over costs.

Sales for the third quarter were $716.8, up $72.7 or 11.3%, from $644.1 for the third quarter of 2003. Sales for the nine months ended October 30, 2004 were $1,963.4, up $138.1 or 7.6% versus last year. Sales increases were primarily due to the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) on February 3, 2004 of $28.6 for the third quarter ($55.4 for the nine months ended October 30, 2004) and growth in the base business of $44.1 for the third quarter ($82.7 for the nine months ended October 30, 2004) as a result of key new marketing initiatives put in place during the last nine months of 2003, which included the following new brands:

     o    Calvin Klein(R) for women's sportswear
     o    IZOD(R) for women's sportswear
     o    XOXO(R) for junior's sportswear and dresses
     o    Lucy Pereda(TM) sportswear
     o    Liz Claiborne(R) for women's dresses and suits
     o    Def Jam University(TM) for women's and men's sportswear

The favorable impact on sales during the third quarter of 2004 and the nine months ended October 30, 2004 from the above brands was partially offset by the planned elimination of certain brands and programs from the Company's broad and diversified portfolio due to volume levels, pricing and/or margins that are no longer acceptable.

The Company's gross margin percentage decreased to 20.8% in the third quarter of 2004 from 21.6% in the third quarter of 2003 primarily due to a combination of weak consumer demand for apparel and some of the Company's brands not being fully on target in terms of fashion look and appeal resulting in markdown pressure at retail and wholesale levels. The gross margin percentage increased to 21.8% for the nine months ended October 30, 2004 from 20.9% for the nine months ended November 1, 2003 primarily due to the acquisition of Phat.

The Company had $6.8 in additional SG&A spending during the third quarter of 2004 ($26.1 for the nine months ended October 31, 2004) over 2003 on key new marketing initiatives, which included the new brands listed above. SG&A as a percent of sales increased in the third quarter of 2004 to 13.6% from 13.1% in the third quarter of 2003 (15.5% from 14.4% for the nine months ended October 30, 2004 and November 1, 2003, respectively) due principally to the acquisition of Phat and the key new marketing initiatives.

Many of the Company's new brands were obtained through licensing agreements, which commit the Company to minimum guaranteed royalties during the term of the license. Sales for all significant licensing agreements are projected to be at or above minimum guarantee levels for fiscal 2004. The investments made in these key new marketing initiatives are expected to more favorably impact net earnings in the second half of 2005 as the economy improves and they move through the product development cycle.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

SUMMARIZED FINANCIAL DATA for the three and nine month periods ended October 30, 2004 and November 1, 2003, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                              Three months ended                     Nine months ended
                                    -------------------------------------  -----------------------------------
                                     October 30,   November 1,             October 30,   November 1,
                                        2004          2003         Change     2004          2003        Change
                                     -----------   -----------    -------  -----------   -----------    ------
Net sales                            $     716.8   $     644.1      11.3%  $   1,963.4   $   1,825.3      7.6%
Cost of products sold                      567.4         504.8      12.4%      1,535.0       1,444.3      6.3%
                                     -----------   -----------    -------  -----------   -----------    ------
Gross profit                               149.4         139.4       7.2%        428.4         381.0     12.4%
SG&A                                        97.8          84.5      15.8%        304.0         263.2     15.5%
                                     -----------   -----------    -------  -----------   -----------    ------
Operating earnings before
    amortization (1)                        51.6          54.9     (5.9%)        124.4         117.9      5.5%
Amortization of intangibles                  3.1           2.4      28.8%         10.1           7.3     37.7%
                                     -----------   -----------    -------  -----------   -----------    ------
Operating earnings                          48.5          52.5     (7.5%)        114.3         110.6      3.4%
Interest expense, net                        6.4           6.5     (0.3%)         19.5          18.8      3.5%
Other (income) and
    expense, net                            (1.0)         (0.1)       NM          (1.9)          0.7        NM
                                     -----------   -----------    -------  -----------   -----------    ------
Earnings before taxes                       43.1          46.1     (6.5%)         96.7          91.0      6.3%
Income taxes                                14.8          15.2     (3.1%)         33.1          31.2      6.3%
                                     -----------   -----------    -------  -----------   -----------    ------
Net earnings from
    continuing operations            $      28.4   $      30.9     (8.2%)  $      63.6   $      59.8      6.3%
                                     ===========   ===========    =======  ===========   ===========    ======
Effective tax rate                        34.25%         33.0%                  34.25%        34.25%
Average diluted shares                      28.1          27.3       3.0%         28.0          26.9      4.0%
                                     -----------   -----------    -------  -----------   -----------    ------
Diluted earnings per share           $      1.01   $      1.13    (10.8%)  $      2.27   $      2.22      2.2%
                                     -----------   -----------    -------  -----------   -----------    ------

NM - Not meaningful

                                              Three months ended                       Nine months ended
                                    -------------------------------------  -----------------------------------
                                     October 30,     November 1,           October 30,    November 1,
As a percentage of net sales:           2004            2003       Change     2004           2003       Change
-----------------------------       ------------     ----------    ------  ----------     -----------   ------
Net sales                                 100.0%         100.0%                100.0%          100.0%
Cost of products sold                      79.2%          78.4%      0.8%       78.2%           79.1%   (0.9%)
                                    ------------     ----------    ------  ----------     -----------   ------
Gross profit                               20.8%          21.6%    (0.8%)       21.8%           20.9%     0.9%
SG&A                                       13.6%          13.1%      0.5%       15.5%           14.4%     1.1%
                                    ------------     ----------    ------  ----------     -----------   ------
Operating earnings before
    amortization (1)                        7.2%           8.5%    (1.3%)        6.3%            6.5%   (0.1%)
Amortization of intangibles                 0.4%           0.4%      0.1%        0.5%            0.4%     0.1%
                                    ------------     ----------    ------  ----------     -----------   ------
Operating earnings                          6.8%           8.1%    (1.4%)        5.8%            6.1%   (0.2%)
Interest expense, net                       0.9%           1.0%    (0.1%)        1.0%            1.0%   (0.0%)
Other (income) and
    expense, net                          (0.1%)         (0.0%)    (0.1%)      (0.1%)            0.0%   (0.1%)
                                    -----------      ---------     ------  ----------     -----------   ------
Earnings before taxes                       6.0%           7.2%    (1.1%)        4.9%            5.0%   (0.1%)
Income taxes                                2.1%           2.4%    (0.3%)        1.7%            1.7%   (0.0%)
                                    ------------     ----------    ------  ----------     -----------   ------
Net earnings from
    continuing operations                   4.0%           4.8%    (0.8%)        3.2%            3.3%   (0.0%)
                                    ============     ==========    ======  ==========     ===========   ======

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

SALES for the third quarter of 2004 were $716.8, increasing $72.7 or 11.3% versus last year. Sales for the nine months ended October 30, 2004 were $1,963.4, increasing $138.1 or 7.6% versus last year. The increase in sales for both periods was primarily due to the acquisition of Phat (approximately $28.6 for the third quarter and $55.4 for the nine months ended October 30,
2004) and several key new marketing initiatives partially offset by discontinued brands and programs and sales declines to existing customers in the Women's and Other Soft Goods segments.

GROSS PROFIT for the third quarter of 2004 was $149.4 increasing $10.0 versus $139.4 reported for the third quarter of 2003. Gross profit as a percent of sales for the third quarter of 2004 was 20.8% versus 21.6% reported for the third quarter of 2003 primarily due to a combination of weak consumer demand for moderately priced apparel and some of the Company's brands not being fully on target in terms of fashion look and appeal resulting in markdown pressure at retail and wholesale levels.

For the nine months ended October 30, 2004, gross profit was $428.4 or 21.8% of sales, increasing $47.4 or 0.9% of sales versus $381.0 or 20.9% of sales compared to the corresponding period of the prior year. The improvement in the Company's gross margin rate for the nine months ended October 30, 2004, resulted from the acquisition of Phat.

SG&A EXPENSE for the third quarter of 2004 increased $13.3 or 0.5% as a percent of sales and for the nine months ended October 30, 2004 increased $40.8 or 1.1% compared to the corresponding periods of the prior year. The increase for both periods was primarily due to additional spending related to key new marketing initiatives ($6.8 and $26.1 for the three and nine months ended October 30, 2004, respectively) and the acquisition of Phat ($8.9 and $21.7 for the three and nine months ended October 30, 2004, respectively) partially offset by decreases in SG&A related to the base business.

AMORTIZATION of intangible assets for the third quarter and nine months ended October 30, 2004, increased $0.7 and $2.8, respectively, compared to the corresponding periods of the prior year. The increase in both periods was due to the amortizable intangible assets acquired in the Phat acquisition.

INCOME TAXES. The Company's effective tax rate for the three and nine months ended October 30, 2004 was 34.25%. This rate is consistent with the full-year 2003 effective tax rate and the planned effective tax rate for 2004. During the third quarter of fiscal 2003, the effective tax rate was recorded at 33.0% in order to arrive at a year-to-date effective tax rate of 34.25%. Income taxes paid through the first three quarters of 2004 were lower than 2003 due to refunds received in the current year as a result of overpayments made in the prior year.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased in both the three and nine month periods due to the increased price of Kellwood common stock, which drove higher option exercises and increased the dilutive effect of unexercised options.

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

Sales and segment earnings by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                             Three months ended                      Nine months ended
                                    ------------------------------------    ------------------------------------
                                    October 30,    November 1,              October 30,    November 1,
Net sales                               2004          2003        Change       2004           2003        Change
---------                           -----------    -----------    ------    -----------    -----------    ------
     Women's Sportswear             $     413.5    $     396.1      4.4%    $   1,171.1    $   1,098.1      6.6%
     Men's Sportswear                     206.0          153.9     33.9%          473.7          379.3     24.9%
     Other Soft Goods                      97.3           94.1      3.4%          318.6          347.9     (8.4%)
                                    -----------    -----------    ------    -----------    -----------    ------
     Total net sales                $     716.8    $     644.1     11.3%    $   1,963.4    $   1,825.3      7.6%
                                    ===========    ===========    ======    ===========    ===========    ======

                                         Three months ended - amounts          Three months ended - percentages
                                    -------------------------------------   -------------------------------------
                                    October 30,    November 1,              October 30,    November 1,
Segment earnings                       2004            2003       Change       2004           2003        Change
----------------                    -----------    -----------    ------    -----------    -----------    ------
     Women's Sportswear             $      32.6    $      41.7    (22.0%)          7.9%          10.5%     (2.7%)
     Men's Sportswear                      22.3           17.2     29.7%          10.8%          11.2%     (0.3%)
     Other Soft Goods                       6.3            4.7     33.6%           6.5%           5.0%      1.5%
     General Corporate                     (9.5)          (8.7)     9.0%             NM             NM        NM
                                    -----------    -----------    ------    -----------    -----------    ------
     Segment earnings               $      51.6    $      54.9     (5.9%)          7.2%           8.5%     (1.3%)
                                    ===========    ===========    ======    ===========    ===========    ======

                                         Nine months ended - amounts           Nine months ended - percentages
                                    -------------------------------------   ------------------------------------
                                     October 30,     November 1,            October 30,     November 1,
Segment earnings                        2004            2003       Change       2004           2003       Change
----------------                    ------------   ------------    ------   -----------    -----------    ------
     Women's Sportswear             $      93.3    $       93.6     (0.3%)         8.0%           8.5%     (0.6%)
     Men's Sportswear                      47.5            34.2     38.6%         10.0%           9.0%      1.0%
     Other Soft Goods                      16.8            21.5    (21.6%)         5.3%           6.2%     (0.9%)
     General Corporate                    (33.3)          (31.5)     5.8%            NM             NM        NM
                                    -----------    ------------    ------   -----------    -----------    ------
     Segment earnings               $     124.4    $      117.9      5.5%          6.3%           6.5%     (0.1%)
                                    ===========    ============    ======   ===========    ===========    ======

     NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for the third quarter of 2004 were $413.5, increasing $17.4 or 4.4% versus last year. Sales for the nine months ended October 30, 2004 were $1,171.1, increasing $73.0 or 6.6% versus last year. The increase in sales for both periods was primarily due to sales of $43.0 for the third quarter of 2004 ($136.8 for the nine months ended October 30, 2004) from key new marketing initiatives launched in 2003 including Calvin Klein(R), IZOD(R), XOXO(R) and Lucy Pereda(TM) sportswear and Liz Claiborne(R) dresses and suits. This increase was partially offset by the planned elimination of certain low margin business and a decline in the base business (primarily the dress category).

Segment earnings for the third quarter of 2004 were $32.6, down $9.1 from last year and for the nine months ended October 30, 2004 were $93.3, down $0.3 from last year. The primary reason for the decrease in segment earnings in the third quarter was increased markdowns and a $6.9 increase in SG&A expense as a result of spending on key new marketing initiatives.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


MEN'S SPORTSWEAR. Sales for the third quarter of 2004 were $206.0, increasing $52.1 or 33.9% versus last year. Sales for the nine months ended October 30, 2004 were $473.7, increasing $94.4 or 24.9% versus last year. The acquisition of Phat provided $28.6 of sales for the third quarter ($55.4 for the nine months ended October 30, 2004), and increases in both the branded and private label base business sales, including sales from the key new marketing initiatives, were $23.5 for the third quarter ($39.0 for the nine months ended October 30, 2004).

Segment earnings for the third quarter of 2003 were $22.3, up $5.1 from last year and for the first nine months ended October 30, 2004 were $47.5, up $13.3 from last year. The increase in earnings was due to higher sales and the acquisition of Phat ($2.4 and $8.0 for the three and nine months ended October 30, 2004, respectively) partially offset by increased SG&A spending attendant with the growth in the base business.

OTHER SOFT GOODS. The Other Soft Goods segment is composed of three product categories: Intimate Apparel, Gerber Apparel and American Recreation Products. Sales for the third quarter of 2004 were $97.3, increasing $3.2 or 3.4% versus the third quarter of 2003 primarily due to increased seasonal and base sales at Gerber Apparel. Sales for the nine months ended October 30, 2004 were $318.6, decreasing $29.3 or 8.4% versus last year. The decrease in sales for the nine months was primarily due to a decrease in Intimate Apparel sales resulting from sourcing and logistical execution difficulties and our customers doing more direct sourcing and decreased sales of American Recreation Products due to competitive and market conditions.

Segment earnings for the third quarter of 2004 were $6.3, up $1.6 from last year, primarily due to higher sales, an increase in gross margin percentage resulting from fixed cost absorption and the closing of one distribution center at Gerber Apparel and improvement in bad debt expense partially offset by decreased earnings at Intimate Apparel. For the nine months ended October 30, 2004, segment earnings were $16.8, down $4.7 from last year. The decrease for the nine months was primarily due to the difficulties at Intimate Apparel as described above.

GENERAL CORPORATE expense for the third quarter of 2004 was $9.5, up $0.8 from last year and for the nine months ended October 30, 2004 was $33.3, up $1.8 from last year. The increase for the third quarter was due to increases in various corporate expenses. The increase for the nine months was primarily due to increases in compensation expense and various other corporate expenses.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareowners' equity, or total capital). As of October 30, 2004, the Company's debt-to-capital ratio was 39.5% up 7.3% and 9.6% from November 1, 2003 and January 31, 2004, respectively due to the privately placed convertible debt discussed below.

NET CASH PROVIDED BY OPERATING ACTIVITIES was ($2.7) for the nine months ended October 30, 2004 compared to $63.6 for the nine months ended November 1, 2003. This $66.3 decrease was primarily due to the change in working capital and deferred income taxes partially offset by higher net earnings.

Working Capital
Working capital management is monitored primarily by analysis of the Company's investment in accounts receivable and inventories and by the amount of accounts payable and accrued expenses. The Company's working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are dependent upon recent months' sales and customer payment experience. The working capital fluctuations from January 31, 2004 to October 30, 2004 are primarily a result of the seasonality in the Company's businesses.

In addition to seasonality fluctuations in working capital discussed above, the year-to-year changes in the major components of working capital are discussed below:

     o Accounts receivable increased $62.1 to $443.8 at October 30, 2004 from $381.7 at November 1, 2003 due to the acquisition of Phat ($19.1) and increased sales.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)


     o Inventories increased $35.2 to $302.0 at October 30, 2004 from $266.8 at November 1, 2003. Days supply now stands at 67.3 days compared to 68.4 days at November 1, 2003. The increase in inventory levels relates primarily to the acquisition of Phat and the forecasted increase in sales for the fourth quarter.

     o Accounts payable and accrued expenses increased $45.9 to $295.7 at October 30, 2004 from $249.8 at November 1, 2003 as a result of timing of inventory receipts and related payments.

NET CASH USED IN INVESTING ACTIVITIES increased to $162.3 for the nine months ended October 30, 2004 from $145.8 for the nine months ended November 1, 2003. The net cash used in investing activities primarily relates to acquisitions as discussed below.

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

The Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. Management believes that the combination of cash balances, including the proceeds from the convertible debentures, cash generated from operations and availability under credit facilities will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

NET CASH PROVIDED BY FINANCING ACTIVITIES increased to $194.8 for the nine months ended October 30, 2004 from ($4.0) for the nine months ended November 1, 2003. The $198.8 increase was primarily due to proceeds from the Company's issuance of $200 in convertible debentures (see financial statement Note 6).

On October 20, 2004, the Company executed a $400 five-year unsecured, syndicated credit facility (the New Credit Agreement). The New Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the New Credit Agreement bear interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company's leverage ratio. The New Credit Agreement replaces the Company's previous agreement, dated April 30, 2002, that was set to expire in May 2005.

At October 30, 2004, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $61.0. In addition to this facility, the Company has $4.9 in outstanding letters of credit used by its foreign subsidiaries.

As a result of the above, the Company's cash and cash equivalents increased to $208.9 at October 30, 2004. This increase was due to the proceeds from the convertible debt and positive cash flow from operations partially offset by the acquisition of Phat on February 3, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
With the issuance of the convertible debentures, the amount of long-term debt that would be included in the "2009 and after" column as disclosed in the Form 10-K for the year ended January 31, 2004, increases by $200 to $470. In addition, the interest payments related to all the Company's long-term debt will be as follows: 2004 - $25; 2005-2006 - $56; 2007-2008 -
$56; 2009 and thereafter - $271.

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

     o the scope, nature or impact of acquisition activity and the ability to effectively integrate acquired operations; and

     o    changes in the Company's plans, strategies, objectives,
          expectations and intentions which may happen at any time at the discretion of the Company.
                                     19

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At October 30, 2004, the Company's debt portfolio was composed of approximately 1% variable-rate debt and 99% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2004.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value that approximates its book value at October 30, 2004. With respect to the Company's fixed-rate debt outstanding at October 30, 2004, a 10% increase in interest rates would have resulted in approximately a $22.8 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24.4 increase in the market value of Kellwood's fixed-rate debt. With respect to the Company's variable-rate debt, a 10% change in interest rates would have had an immaterial impact on the Company's interest expense for the quarter.

In addition, the Company does not believe that foreign currency risk, commodity price or inflation risk are material to the Company's business or its consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended October 30, 2004 that have materially affected, or are reasonably like to materially affect, the Company's internal controls over financial reporting.

                                     20

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

ITEM 6. EXHIBITS
----------------

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

                                     21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY


December 8, 2004              /s/ W. Lee Capps, III
                              -----------------------------------------------
                              W. Lee Capps, III

                              Executive Vice President Finance and Chief
                              Financial Officer (Principal Financial Officer)


December 8, 2004              /s/ Lawrence E. Hummel
                              -----------------------------------------------
                              Lawrence E. Hummel
                              Vice President Finance (Principal Accounting
                              Officer)