Form 10-K
period 2005-01-29
KELLWOOD CO
filed 2005-03-16
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the fiscal year ended January 29, 2005


                                     OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                       COMMISSION FILE NUMBER: 1-7340


                              KELLWOOD COMPANY
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                     36-2472410
-------------------------------------       -----------------------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)


600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                       63178
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code               (314) 576-3100


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                               Name of each exchange
    Title of each class                        on which registered
    --------------------------------           --------------------------
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

The Company estimates that the aggregate market value of the Common Stock held by nonaffiliates on July 31, 2004 (based upon the closing price of these shares on the New York Stock Exchange) was approximately
$1,080,306,856.

At March 5, 2005, Kellwood Company had 27,765,464 shares of Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on June 2, 2005 are incorporated in Part III of this Form 10-K.


PART I
------

ITEM 1.  BUSINESS
The Company's fiscal year ends on the Saturday nearest January 31. References to the Company's fiscal years represent the following:

     FISCAL YEAR                   REPRESENTS THE 52 WEEKS ENDED
     -----------                   -----------------------------
     2004                          January 29, 2005
     2003                          January 31, 2004
     2002                          February 1, 2003

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

These companies are principally marketers of branded apparel. In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited (Smart Shirts) of Hong Kong, a leading shirt and blouse manufacturer in the Far East. Since its acquisition, Smart Shirts has diversified its manufacturing capabilities from its principal base of Hong Kong to the People's Republic of China, Sri Lanka, and the Philippines.

(b) The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 14 to the Consolidated Financial Statements which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

(c) The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. These products are manufactured primarily in Asia.

         (i) The Company's business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's four reportable segments. The three major consumer segments are as follows:

                  o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to small specialty stores, department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Jax(R), David Dart(R),
                       Dorby(TM), My Michelle(R), Briggs New York(R),
                       Northern Isles(R) and David Brooks(R). Calvin
                       Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) Dresses and Suits, David Meister(TM) and Bill Burns(R) are produced under licensing agreements. Sales of Women's Sportswear accounted for 59%, 60%, and 61% of the Company's consolidated revenue in 2004, 2003, and 2002, respectively.

                  o MEN'S SPORTSWEAR designs, merchandises, manufactures and sells men's woven and knit shirts, pants, and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of licensed, branded programs such as Slates(R) business casual shirts, sweaters and tops and Nautica(R), Claiborne(R) and Dockers(R) dress shirts and Phat(R), Def Jam University(TM) and Run Athletics(TM) sportswear. Sales of Men's Sportswear accounted for 25%, 21%, and 18% of the Company's consolidated revenue in 2004, 2003, and 2002, respectively.

                  o OTHER SOFT GOODS designs, merchandises and sells intimate apparel, infant apparel and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty(R) and Sierra Designs(R) for recreation products, Gerber(R) for infant apparel and Oscar de la Renta Pink Label(R) for intimate apparel. Sales of Other Soft Goods accounted for 16%, 19%, and 21% of the Company's consolidated revenue in 2004, 2003, and 2002, respectively.

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

                  In 2003 and 2004 the Company entered into several major licensing agreements, including Calvin Klein(R) and IZOD(R) for women's sportswear, XOXO(R) for juniors sportswear and dresses, Lucy Pereda(TM) sportswear, Liz Claiborne(R) for women's dresses and suits, Def Jam(TM) for women's and men's sportswear and Oscar de la Renta Pink Label(R) for Intimate Apparel. On February 3, 2004 the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm(R) and Baby Phat(R) brands. Part of the purchase was Phat's option to buyout the license from the menswear licensee, which the Company exercised in February 2004.

         (iii) The Company purchases finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. The Company has not experienced difficulty in obtaining finished goods or raw materials essential to its business in any of its three business segments.

         (iv) The Company is the owner of certain trade names essential to its business. The Company also holds licenses of certain trade names in each of their business segments having various terms which expire through 2009. Further information about the Company's trade names is set forth in the Company's 2004 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 14 to the Consolidated Financial Statements, which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         (v) Although the Company's various product lines are sold on a year-round basis, the demand for specific styles is seasonal. Women's Sportswear products are sold prior to each of the retail selling seasons including spring, summer, fall and holiday. Sales of Men's Sportswear and Other Soft Goods are also dependent, to a lesser extent, on the retail selling season.

         (vi) Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers.

         (vii) No customer accounts for more than 10% of the Company's revenues in 2004.

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

         (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company are not available. Kellwood's ability to compete depends principally on styling, service to the retailer, continued high regard for the Company's brands and trade names, and price. The Company's competitors include, among others, Jones Apparel Group Inc., Liz Claiborne Inc., V.F. Corporation, Polo Ralph Lauren Corp., and Tommy Hilfiger Corp.

         (xi) The Company has a continuing program for the purpose of improving its products and production machinery. The Company is not engaged in any material customer-sponsored research and development programs. The amount spent on research and development activities during 2004, 2003, and 2002 was not material.

         (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

         (xiii) At the end of 2004, there were approximately 32,000 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

(d) Except for its Smart Shirts operations in the Men's Sportswear segment, the Company's foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing. The sales, operating profit, and net assets attributable to each segment are set forth under the caption "Industry Segment and Geographic Area Information" in Note 14 to Consolidated Financial Statements in the Company's 2004 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K and which is incorporated herein by reference. Smart Shirts' operations are included in the Men's Sportswear segment and comprise 67% of sales and 65% of net assets of this segment for 2004; 71% of sales and 76% of net assets of this segment for 2003; and 78% of sales and 77% of net assets of this segment for 2002. Almost all of Smart Shirt's net assets are located outside of the United States. Almost all of Smart Shirt's sales were in the United States in 2004, 2003 and 2002. The risk attendant to the Company's Smart Shirts operations is believed to be slightly greater than that of domestic operations primarily due to uncertainty resulting from the elimination of quota in 2005, foreign currency risk, risk associated with operating in multiple foreign countries and political risk. Diversification of Smart Shirts' manufacturing capacity to various countries helps to mitigate these risks.

Because approximately 80% of the Company's products are sourced from contract manufacturers, primarily in the Eastern Hemisphere, in 2002 the Company established Kellwood Trading Limited (KTL), a Far Eastern sourcing infrastructure based in Hong Kong. KTL provides sourcing only to Kellwood business units. KTL does not have significant assets.

The Company sources product from contract manufacturers and manufactures product, primarily in the Eastern Hemisphere. The elimination of quota in January 2005 and the potential impact of the implementation of safeguards, if any, in China, produces an uncertainty. The elimination of quota in January 2005 should result in more efficient sourcing of product and improved productivity in our sourcing organization. However, the impact of eliminating quota in January 2005 and the potential impact of the implementation of safeguards, if any, in China cannot be predicted with certainty, and the benefit, if any, is not estimable at this time.

(e) Kellwood Company maintains a company website at www.kellwood.com. The Company makes available, free of charge through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information relating to corporate governance at the Company, including the Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and corporate governance guidelines, is available at our website under the caption "Corporate Governance" and is also available in print to any shareowner who requests it.


ITEM 2.  PROPERTIES
At January 29, 2005, the Company operated 38 distribution or production facilities worldwide.

WOMEN'S SPORTSWEAR
This segment operates 14 warehousing and distribution centers totaling approximately 3.3 million square feet including:

     o A 525,000 square foot warehouse and distribution center in the Los Angeles area;
     o A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee; and
     o A 600,000 square foot warehouse and distribution center in Chico, California.

These facilities serve multiple business units, thereby generating economies of scale in warehousing and distribution activities.

MEN'S SPORTSWEAR
This segment operates 2 warehouse and distribution centers and 13 manufacturing facilities totaling approximately 1.3 million square feet. Almost all these facilities relate to our Smart Shirts subsidiary, which operates 1 warehouse and distribution center and 12 manufacturing facilities totaling approximately 1.15 million square feet. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Philippines and the People's Republic of China.

Additionally, this segment operates a manufacturing facility in Mexico and a distribution center in Tennessee and shares warehousing with the Women's Sportswear segment. In the first quarter of 2005, the Company closed the manufacturing facility in Mexico.

OTHER SOFT GOODS
This segment operates:

     o 5 domestic warehousing and distribution facilities and 1 warehousing and distribution facility in Canada totaling approximately 940,000 square feet
     o 3 manufacturing facilities totaling approximately 230,000 square feet located in Honduras, Dominican Republic and the United States.

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

PART II
-------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA

                                         2004                                    2003
                           -------------------------------         -------------------------------
                                Stock Price      Dividends             Stock Price       Dividends
                              High       Low        Paid             High        Low       Paid
                           ---------  ---------  ---------         ---------  ---------  ---------
First Quarter              $   43.60  $   37.47  $     .16         $   30.54  $   22.65  $     .16
Second Quarter                 45.10      36.88        .16             34.85      26.79        .16
Third Quarter                  41.13      31.32        .16             38.34      31.50        .16
Fourth Quarter                 36.17      28.00        .16             42.89      34.90        .16

Common stock of Kellwood Company is traded on the New York Stock Exchange, ticker symbol KWD. At March 5, 2005, there were approximately 2,863 shareowners of record.

In September 2000 the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management's discretion and depending on market conditions. No purchases have been made pursuant to this authorization.

The Company has two stock option plans (one for employees and one for non-employee directors) and a corporate development incentive plan, all of which are publicly announced plans. Under these plans, the Company can repurchase previously owned shares from employees to cover the exercise price of the options or employee tax liabilities. The table below summarizes stock repurchases under these programs.

                        Total Number of        Average Price
       Period          Shares Purchased        Paid per Share
--------------------   ----------------        --------------
02/01/04 - 03/06/04              10,535        $        42.49
04/04/04 - 05/01/04               9,727                 42.36
06/06/04 - 07/03/04               5,624                 44.23
08/01/04 - 09/04/04              12,840                 38.52
09/05/04 - 10/02/04               6,383                 37.06
                       ----------------        --------------
Total                            45,109        $        40.78
                       ================        ==============

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Five Year Financial Summary," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Market Risk Sensitivity and Inflation Risks," which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 10, 2005, except for Note 15 which is as of March 15, 2005, constitute part of the Company's 2004 Annual Report to Shareowners, which is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f). Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

Management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) The information required by this Item regarding directors constitutes part of the Company's Proxy Statement for the 2005 Annual Meeting of Shareowners, under the captions "Nominees for Election to Serve Until 2007" and "Directors Continuing to Serve Until 2006," which information is incorporated herein by reference. The information regarding compliance with section 16(a) of the Securities and Exchange Act of 1934 constitutes part of the Company's Proxy Statement for the 2005 Meeting of Shareowners under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

(b) Executive Officers of the Registrant as of March 5, 2005:

Name of Officer            Age      Office and Employment During the Last Five Years
---------------            ---      ------------------------------------------------
Hal J. Upbin                66      Chairman and Chief Executive Officer since December 2, 2003;
                                    Chairman, President and Chief Executive Officer (1999-2003);
                                    President and Chief Executive Officer (1997-1999)

Robert C. Skinner, Jr.      50      President and Chief Operating Officer since December 2, 2003;
                                    Vice President and President Menswear (2002-2003);
                                    President Kellwood Menswear (2000-2002);
                                    Corporate Group Vice President of Oxford Industries (1998-2000);
                                    President of Oxford Shirt Group, Oxford Industries (1987 - 2000)

W. Lee Capps, III           57      Executive Vice President Finance and Chief Financial Officer since December 2, 2003;
                                    Senior Vice President Finance and Chief Financial Officer (2002-2003);
                                    Vice President Finance and Chief Financial Officer (2000-2002);
                                    Vice President Corporate Development (1998-2000)

Stephen L. Ruzow            61      Executive Vice President and President Womenswear since December 2, 2003;
                                    Vice President and President Womenswear (2003);
                                    President Womenswear (2001-2003);
                                    Chairman and Chief Executive Officer of Pegasus Apparel Group (1998-2001)

Thomas H. Pollihan          55      Senior Vice President, Secretary and General Counsel since March 7, 2002;
                                    Vice President, Secretary and General Counsel (1993-2002)

Lawrence E. Hummel          62      Vice President Finance since November 26, 2002;
                                    Vice President Controller (1992-2002)

Roger D. Joseph             63      Vice President Treasurer and Investor Relations since December 1, 2000;
                                    Vice President Treasurer (1992-2000)

Donna B. Weaver             54      Vice President Corporate Communications since April 24, 2002;
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


(h) The Board, in its business judgment, has determined that Mr. Katzen meets the Securities and Exchange Commission's definition of audit committee financial expert and has so designated him as such. The Board has determined that Mr. Katzen is independent as such term is used under Schedule 14A of the Securities Exchange Act of 1934.

The Company has adopted a Code of Ethical Conduct for Senior Financial Officers and Financial Management. This Code applies to, and has been signed by, all key financial management personnel as well as the Chief Financial Officer and the Chief Executive Officer. The full text of the Code of Ethical Conduct for Senior Financial Officers and Financial Management is available at the Company's website at www.kellwood.com and is available in print to any shareowner who requests it. The Corporate Governance Committee determined that should any changes to or waivers of this Code of Ethical Conduct occur, such changes or waivers will be timely disclosed on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting of Shareowners, under the captions "Compensation of Directors," "Report of the Compensation Committee on Executive Compensation - Executive Officer Agreements," and "Compensation of Executive Officers" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Some of the information required by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting of Shareowners, under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of Kellwood Stock," which information is incorporated herein by reference. In addition, set forth below is certain equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------
     Plan Category              Number Of Securities To      Weighted-Average        Number Of Securities Remaining
                                Be Issued Upon Exercise      Exercise Price Of       Available For Future Issuance Under
                                Of Outstanding Options,      Outstanding Options,    Equity Compensation Plans (Excluding
                                Warrants And Rights          Warrants And Rights     Securities Reflected In Column (A))
----------------------------------------------------------------------------------------------------------------------------
                                         (A)                         (B)                         (C)
----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
   Approved by Security Holders        2,633,450                   $28.26                      2,793,787
Equity Compensation Plans not
   Approved by Security Holders           N/A                        N/A                          N/A
----------------------------------------------------------------------------------------------------------------------------
         TOTAL                         2,633,450                   $28.26                      2,793,787
----------------------------------------------------------------------------------------------------------------------------

Additional information required by this Item is set forth under the caption "Stock Plans" in Note 9 to the Consolidated Financial Statements included in the Company's 2004 Annual Report to Shareowners, which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

The Company's 1995 Stock Option Plan provides for an annual increase in the shares available for issuance by an amount equal to 2% of the adjusted average common stock outstanding used by the Company to calculate diluted earnings per share for the preceding fiscal year. Additional shares reserved based upon the 2004 adjusted average common stock outstanding are reflected in the amounts in column (C) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting of Shareowners, under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting of Shareowners, under the caption "Independent Registered Public Accounting Firm", which information is incorporated herein by reference.

PART IV
-------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 10, 2005, except for Note 15 which is as of March 15, 2005, constitute part of the 2004 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         (i)      Financial Statements:

                       Report of Independent Registered Public Accounting
                       Firm

                       Consolidated Statement of Earnings, Year Ended January 29, 2005; Year Ended January 31, 2004; and Year Ended February 1, 2003

                       Consolidated Balance Sheet, January 29, 2005; and January 31, 2004

                       Consolidated Statement of Cash Flows, Year Ended January 29, 2005; Year Ended January 31, 2004; and Year Ended February 1, 2003

                       Consolidated Statement of Shareowners' Equity, Year Ended January 29, 2005; Year Ended January 31, 2004; and Year Ended February 1, 2003

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

3.2 - By-Laws, as amended April 1, 2004, incorporated herein by reference to Form 10-Q for the quarter ended May 1, 2004, SEC File No. 1-7340.

4.1 - Indenture for senior debt securities dated as of September 30, 1997 between Kellwood Company and JPMorgan Chase Bank, formerly known as the Chase Manhattan Bank, as Trustee, under which certain of the Company's debt securities are outstanding, incorporated herein by reference to Form S-3 filed October 24, 1997, SEC File No. 333-36559.

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

4.8 - Credit Agreement dated as of October 20, 2004 among Kellwood Company, certain commercial lending institutions, and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager incorporated herein by reference to Form 8-K dated October 21, 2004, SEC File No. 1-7340.

4.9 - Indenture for senior debt securities dated as of June 22, 2004 between Kellwood Company and Union Bank of California, N.A., as Trustee, under which certain of the Company's debt securities are outstanding, incorporated herein by reference to Form S-3 filed July 30, 2004, SEC File No. 333-117833.

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


S.E.C. Exhibit
Reference No.   Description
-------------   -----------

10.9* - 1995 Stock Option Plan For Nonemployee Directors As Amended, dated May 30, 2002, incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement dated April 16, 2002, SEC File No. 1-7340.

10.10* - Executive Deferred Compensation Plan II, effective as of January 1, 2005, and the Kellwood Company Deferred Compensation Plan II for Non-Employee Directors, effective as of January 1, 2005, incorporated herein by reference to Form 8-K dated December 6, 2004, SEC File No. 1-7340.

13 - Portions of the Annual Report to Shareowners for the year ended January 29, 2005, which are incorporated by reference in this Form 10-K, filed herewith.

21              - Subsidiaries of the Company, filed herewith.

23 - Consent of Independent Registered Public Accounting Firm, filed herewith.

24              - Powers of Attorney: Ms. Dickerson and Page and Messrs.
                Baer, Bloom, Hunter, Katzen, Skinner, Upbin and Weinberg, filed herewith.

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

                           KELLWOOD COMPANY

Dated: March 16, 2005

                           /s/ Hal J. Upbin
                           -----------------------------------
                           Hal J. Upbin
                           Director, Chairman of the Board,
                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Hal J. Upbin                            Director, Chairman of the Board,            March 16, 2005
-----------------------------               and Chief Executive Officer
Hal J. Upbin


/s/ W. Lee Capps, III                       Executive Vice President Finance and        March 16, 2005
-----------------------------               Chief Financial Officer
W. Lee Capps, III                           (principal financial officer)

/s/ Lawrence E. Hummel                      Vice President Finance                      March 16, 2005
-----------------------------               (principal accounting officer)
Lawrence E. Hummel

Robert J. Baer*                             Director

Martin Bloom*                               Director

Kitty G. Dickerson, Ph.D.*                  Director

Jerry M. Hunter*                            Director

Larry R. Katzen*                            Director

Janice E. Page*                             Director

Robert C. Skinner, Jr.*                     Director

Harvey A. Weinberg*                         Director


/s/ W. Lee Capps, III
--------------------------------
W. Lee Capps, III

*Attorney-in-fact
March 16, 2005