Form 10-K/A
period 2005-01-29
KELLWOOD CO
filed 2005-05-11
CIK 55080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

COMMISSION FILE NUMBER: 1-7340

KELLWOOD COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	36-2472410
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO	63178
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(314) 576-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of each exchange
Title of each class	on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The Company estimates that the aggregate market value of the Common Stock held by nonaffiliates on July 31, 2004 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $1,080,306,856.

At March 5, 2005, Kellwood Company had 27,765,464 shares of Common Stock, par value $.01, outstanding.

Documents Incorporated By Reference
Certain portions of the registrant’s Proxy Statement for Annual Meeting of Shareowners to be held on June 2, 2005 are incorporated in Part III of this Form 10-K.

Explanatory Note

This form 10-K/A (Amendment No. 1) is being filed solely for the purpose of filing certain additional exhibits as part of this report and revising the list of exhibits to reflect such additional exhibit filings. Accordingly, Item 15 is amended and restated in its entirety as set forth herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 9, 2005, constitute part of the 2004 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

(i)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Earnings, Year Ended January 29, 2005; Year Ended January 31, 2004; and Year Ended February 1, 2003

Consolidated Balance Sheet, January 29, 2005; and January 31, 2004

Consolidated Statement of Cash Flows, Year Ended January 29, 2005; Year Ended January 31, 2004; and Year Ended February 1, 2003

Consolidated Statement of Shareowners’ Equity, Year Ended January 29, 2005; Year Ended January 31, 2004; and Year Ended February 1, 2003

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

4.1
- Indenture for senior debt securities dated as of September 30, 1997 between Kellwood Company and JPMorgan Chase Bank, formerly known as the Chase Manhattan Bank, as Trustee, under which certain of the Company’s debt securities are outstanding, incorporated herein by reference to Form S-3 filed October 24, 1997, SEC File No. 333-36559.

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

4.9
- Indenture for senior debt securities dated as of June 22, 2004 between Kellwood Company and Union Bank of California, N.A., as Trustee, under which certain of the Company’s debt securities are outstanding, incorporated herein by reference to Form S-3 filed July 30, 2004, SEC File No. 333-117833.

10.1*
- Employment Agreement dated December 1, 1999, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-K for the transition period ended January 31, 2000, SEC File No. 1-7340.

10.2*	- Restricted Stock Compensation Plan of 1969, as Amended, filed herewith.

10.3*
- Form of Employment Agreement regarding change of control matters dated November 30, 1984, between Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985, SEC File No. 1-7340.

10.4*
- 1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendixes A & B to the Company’s definitive Proxy Statement dated July 13, 1995, SEC File No. 1-7340.

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

10.7*
- Corporate Development Incentive Plan As Restated, dated May 30, 2002, incorporated herein by reference to Appendix B to the Company’s definitive Proxy Statement dated April 16, 2002, SEC File No. 1-7340.

S.E.C. Exhibit
Reference No.	Description

10.8*	- Amendment to Employment Agreement dated May 29, 2003 between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-Q for the quarter ended May 3, 2003, SEC File No. 1-7340.

10.9*
- 1995 Stock Option Plan For Nonemployee Directors As Amended, dated May 30, 2002, incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement dated April 16, 2002, SEC File No. 1-7340.

10.10*
- Executive Deferred Compensation Plan II, effective as of January 1, 2005, and the Kellwood Company Deferred Compensation Plan II for Non-Employee Directors, effective as of January 1, 2005, incorporated herein by reference to Form 8-K dated December 6, 2004, SEC File No. 1-7340.

10.11*	- Form of Non-Qualified Stock Option, incorporated herein by reference to Exhibit 99.1 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.12*	- Form of Incentive Stock Option, incorporated herein by reference to Exhibit 99.2 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.13*
- Form of annual compensation term sheet for Hal J. Upbin, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.3 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.14*
- Form of annual compensation term sheet for Robert C. Skinner, Jr., including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.4 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.15*
- Form of annual compensation term sheet for Stephen L. Ruzow, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.5 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.16*
- Form of annual compensation term sheet for W. Lee Capps, III, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.6 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.17*
- Form of annual compensation term sheet for Thomas H. Pollihan, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.7 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.18*	- Summary of Non-Employee Directors’ Compensation, filed herewith.

10.19*	- Form of Death Benefit Agreement dated June 2, 1994 entered into between the Company and each of Hal J. Upbin and Thomas H. Pollihan, effective June 2, 1994, filed herewith.

10.20*	- Form of First Amendment to Death Benefit Agreement dated May 22, 2001 entered into between the Company and each of Hal J. Upbin and Thomas H. Pollihan, effective December 8, 2000, filed herewith.

13***	- Portions of the Annual Report to Shareowners for the fiscal year ended January 29, 2005, which are incorporated by reference in this Form 10-K.

21***	- Subsidiaries of the Company.

23***	- Consent of Independent Registered Public Accounting Firm.

24***	- Powers of Attorney: Ms. Dickerson and Page and Messrs. Baer, Bloom, Hunter, Katzen, Skinner, Upbin and Weinberg.

S.E.C. Exhibit
Reference No.	Description

31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32***	- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan.

** Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential portions of Exhibit 10.6 have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.

*** Previously filed with Form 10-K for the fiscal year ended January 29, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLWOOD COMPANY

Dated: May 11, 2005
/s/ Hal J. Upbin
Hal J. Upbin
Director, Chairman of the Board,
and Chief Executive Officer