Form 10-Q
period 2005-04-30
KELLWOOD CO
filed 2005-06-09
CIK 55080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7340

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

Number of shares of common stock, par value $.01, outstanding at April 30, 2005 (only one class): 27,797,719.

KELLWOOD COMPANY

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Amounts in thousands)

	April 30,	May 1,	January 29,
	2005	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$279,243	$72,672	$261,395
Receivables, net	375,261	388,317	381,697
Inventories	275,301	247,384	331,602
Current deferred taxes and prepaid expenses	54,421	70,506	55,220
Total current assets	984,226	778,879	1,029,914

Property, plant and equipment, net	93,739	94,706	95,807
Intangible assets, net	188,757	227,298	191,958
Goodwill	224,620	186,597	223,982
Other assets	34,445	31,250	36,641
Total assets	$1,525,787	$1,318,730	$1,578,302

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$94	$18,153	$149
Accounts payable	143,080	152,353	175,852
Accrued salaries and employee benefits	31,923	38,892	43,787
Other accrued expenses	69,550	80,025	90,359
Total current liabilities	244,647	289,423	310,147

Long-term debt	469,690	271,875	469,657
Deferred income taxes and other	79,461	73,435	77,522

Shareowners’ equity:
Common stock	271,270	267,426	270,264
Retained earnings	570,864	531,027	562,839
Accumulated other comprehensive income (loss)	(10,910)	(11,581)	(11,396)
Less treasury stock, at cost	(99,235)	(102,875)	(100,731)
Total shareowners’equity	731,989	683,997	720,976
Total liabilities and shareowners’ equity	$1,525,787	$1,318,730	$1,578,302

See notes to condensed consolidated financial statements.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended
	April 30,	May 1,
	2005	2004

Net sales	$639,379	$686,103

Costs and expenses:
Cost of products sold	505,256	531,538
Selling, general and
administrative expenses	106,128	106,908
Amortization of intangible assets	3,201	3,466
Interest expense, net	6,634	6,288
Other (income) and expense, net	(178)	(180)

Earnings before income taxes	18,338	38,083

Income taxes	5,868	13,044

Net earnings	$12,470	$25,039

Weighted average shares outstanding:

Basic	27,759	27,090

Diluted	27,957	27,832

Earnings per share:

Basic	$.45	$.92

Diluted	$.45	$.90

Dividends paid per share	$.16	$.16

See notes to condensed consolidated financial statements.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	April 30,	May 1,
	2005	2004
Operating activities:

Net earnings	$12,470	$25,039

Add/(deduct) items not affecting operating cash flows:
Depreciation and amortization	10,455	10,447
Deferred income taxes and other	2,454	1,910

Changes in working capital components:
Receivables, net	6,436	(65,665)
Inventories	56,301	68,697
Current deferred taxes and prepaid expenses	799	(3,934)
Accounts payable and accrued expenses	(57,567)	(20,864)
Net cash provided by operating activities	31,348	15,630

Investing activities:
Additions to property, plant and equipment	(4,862)	(3,878)
Acquisitions, net of cash acquired	(8,750)	(143,473)
Subordinated note receivable	1,375	-
Dispositions of fixed assets	446	692
Net cash used in investing activities	(11,791)	(146,659)

Financing activities:
Proceeds from notes payable and short-term borrowings, net	-	15,657
Dividends paid	(4,445)	(4,341)
Stock transactions under incentive plans	2,736	13,230
Net cash (used in) provided by financing activities	(1,709)	24,546

Net change in cash and cash equivalents	17,848	(106,483)
Cash and cash equivalents, beginning of period	261,395	179,155
Cash and cash equivalents, end of period	$279,243	$72,672

Supplemental cash flow information:
Interest paid	$5,596	$6,197
Income taxes paid (refunded), net	$197	$(2,552)

See notes to condensed consolidated financial statements.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)

Note 1. Accounting policies. It is the opinion of management that all adjustments necessary for a fair statement of results for the interim periods have been reflected in the condensed consolidated financial statements presented. Such adjustments were normal and recurring in nature. Accounting policies have been continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report to Shareowners for 2004 (the fiscal year ended January 29, 2005). For additional information regarding the Company’s financial condition, refer to the footnotes accompanying the 2004 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

Reclassifications. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2. Business combinations. On February 3, 2004, the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company acquired Phat to complement its existing portfolio of brands. The purchase price (including acquisition costs) for Phat was $141,934 in cash. Included in this amount was the exercise price for Phat’s option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2004 is approximately $3.4 million, which is planned to be paid out during the second quarter of 2005 and has been recorded as additional goodwill.

In connection with the Company’s acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). The additional cash purchase consideration for 2004 was $8,750 and was paid out during the first quarter of 2005.

Note 3. Inventories. Inventories consist of the following:
	April 30,	May 1,	January 29,
	2005	2004	2005
Inventories:
Finished goods	$206,702	$183,496	$258,867
Work in process	32,612	30,085	36,352
Raw materials	35,987	33,803	36,383
Total Inventories	$275,301	$247,384	$331,602
Net of obsolescence reserves of	$32,205	$30,062	$33,651

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 4. Goodwill and Intangible Assets. Changes in goodwill and intangible assets since the beginning of 2005 are as follows:

	Goodwill	Intangibles
Balance as of January 29, 2005	$223,982	$191,958
Changes:
Contingent purchase price - Briggs	541	-
Contingent purchase price - Phat	97	-
Amortization expense	-	(3,201)
Balance as of April 30, 2005	$224,620	$188,757

Note 5. Debt. On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company’s leverage ratio. The Credit Agreement contains certain customary covenants, which, among other things, restrict the Company’s ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Credit Agreement include requirements that the Company satisfy an interest coverage ratio and leverage ratio and a net worth maintenance covenant. It is not expected that any of these provisions will restrict the Company from normal operations.

At April 30, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $25,017. In addition to this facility, the Company has $4,787 in outstanding letters of credit used by its foreign subsidiaries.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures accrue interest at an annual rate of 3.50%, payable semi-annually until June 15, 2011. After June 15, 2011, interest will not be paid, but instead the recorded value of the bonds will increase until maturity. At maturity, the holder will receive the accreted principal amount which will be equal to the original principal amount of one thousand dollars per debenture plus the accreted interest. The conversion and other significant terms for these debentures are set forth in the Company’s Form 10-K for the year ended January 29, 2005.

Note 6. Comprehensive income. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

	Three months ended
	April 30,	May 1,
	2005	2004
Net earnings	$12,470	$25,039
Other comprehensive income (loss):
Currency translation adjustment	303	(334)
Unrecognized gain on derivatives	183	373
Total comprehensive income	$12,956	$25,078

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 7. Stock option plans. On March 10, 2005, the Company granted stock options to certain officers and other key employees for 491,250 shares of common stock at an exercise price of $29.18, which was equal to the market value of the shares on the grant date.

The Company accounts for the stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost is reflected in the Condensed Consolidated Statement of Earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three months ended
	April 30,	May 1,
	2005	2004
Net earnings as reported	$12,470	$25,039

Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect	(5,246)	(844)
Pro-forma net earnings	$7,224	$24,195

Earnings per share:
Basic, as reported	$.45	$.92
Basic, pro-forma	$.25	$.89
Diluted, as reported	$.45	$.90
Diluted, pro-forma	$.25	$.87

On March 10, 2005, the Company’s Board of Directors approved an acceleration of the exercisability of all unvested portions of outstanding stock options granted to employees and executive officers on March 4, 2004, pursuant to the Kellwood Company 1995 Omnibus Incentive Stock Plan. These options had an exercise price greatly in excess of the stock price (were underwater), and were not fully achieving the original objective of incentive compensation. The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) becomes effective in 2006. Due to the significant difference between the current stock price and the option exercise price, it is unlikely that the expense otherwise required will accurately reflect compensation received.

There were approximately 455,000 unvested options, having an exercise price of $42.37 per share, subject to this acceleration (approximately 100,000 of these options are held by the executive officers). Pro-forma compensation expense shown above for the three months ended April 30, 2005 includes $4.2 million after tax ($6.2 million before tax) related to the acceleration of these options. See Note 10 for additional discussion of SFAS No. 123R.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 8. Earnings per share. The following is a reconciliation between basic and diluted earnings per share:

	Three months ended
	April 30,	May 1,
	2005	2004

Numerator: Net earnings	$12,470	$25,039

Denominators (000’s):
Average shares outstanding - Basic	27,759	27,090

Impact of stock options	198	742

Average shares outstanding - Diluted	27,957	27,832

Basic earnings per share	$.45	$.92

Diluted earnings per share	$.45	$.90

Note 9. Reportable segments. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company’s operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company’s reportable segments. These segments are:

•
Women’s Sportswear designs, merchandises and sells women’s sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better plus -- upper price point women’s sportswear sold principally to small specialty stores, regional department stores and catalog houses. A partial list of such brands are Sag Harbor®, Koret®, Jax®, David Dart®, Dorby™, My Michelle®, Briggs New York®, Northern Isles® and David Brooks®. Calvin Klein®, XOXO®, IZOD®, Liz Claiborne® Dresses and Suits, David Meister™ and Bill Burns® are produced under licensing agreements.

•
Men’s Sportswear designs, manufactures and sells men’s woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates® business casual shirts, sweaters and tops, Nautica®, Claiborne® and Dockers® dress shirts and Phat®, Def Jam University™ and Run Athletics™ sportswear.

•
Other Soft Goods designs, merchandises and sells intimate apparel, infant apparel and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty® and Sierra Design® for recreation products, Gerber® for infant apparel and Oscar de la Renta Pink Label® for intimate apparel.

•	General Corporate includes general and administrative expenses at the corporate level that are not allocated to the above segments.

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment earnings for the three major consumer market product segments includes substantially all of the segment’s costs of production, distribution and administration.

Segment net assets measures net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill, net intangibles, debt, cash and certain corporate assets, including capitalized software, are accounted for at the corporate level and as a result are included in the General Corporate segment net assets. Amortization of intangibles is accounted for at the corporate level and is not allocated to the segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Sales, segment earnings, and net assets by segment for the three month periods ended April 30, 2005 and May 1, 2004 are as follows:

	Three months ended
	April 30,	May 1,
	2005	2004
Net sales:
Women’s Sportswear	$360,048	$437,977
Men’s Sportswear	164,516	128,157
Other Soft Goods	114,815	119,969
Kellwood net sales	$639,379	$686,103

Segment earnings:
Women’s Sportswear	$19,308	$42,250
Men’s Sportswear	11,798	10,681
Other Soft Goods	7,447	7,281
General Corporate	(10,558)	(12,555)
Total segments	27,995	47,657

Amortization of intangible assets	3,201	3,466
Interest expense, net	6,634	6,288
Other (income) and expense, net	(178)	(180)
Earnings before income taxes	$18,338	$38,083

Net assets at quarter-end:
Women’s Sportswear	$291,281	$320,682
Men’s Sportswear	223,284	172,219
Other Soft Goods	99,375	89,288
General Corporate	118,782	103,928
Continuing Operations	732,722	686,117
Discontinued Operations	(733)	(2,120)
Kellwood total	$731,989	$683,997

Note 10. New Accounting Standards. During October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The Company is in the process of completing an analysis of the Internal Revenue Code regulations arising from the Act and the amount of prior year earnings eligible for repatriation. Until this analysis is completed and the Company develops a defined plan for the use of the funds, it is not possible to determine the amount the Company will repatriate to the U.S. It is expected that the repatriation will be funded with a combination of foreign subsidiaries’ cash and borrowings. The repatriation is expected to generate a net tax benefit due to previously provided U.S. tax, which will not be incurred under the new regulations.

The Company’s effective tax rate was lowered in the first quarter of 2005 (32.0% in 2005 versus 34.3% in 2004) as the Company is expected to benefit from the repatriation of this year’s offshore earnings under the Act. The Company’s expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of earnings beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $3.0 million and $1.0 million (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Under APB Opinion 25, the Company has recognized the pro-forma expense for stock options over the stated vesting period. For employees who are eligible for retirement, SFAS No. 123R requires the recognition of compensation expense from the date of grant through the date an employee first becomes eligible to retire. Upon adoption of SFAS No. 123R on January 29, 2006, the Company will recognize the remaining unamortized cost of stock options granted to employees who are eligible to retire. This will result in the acceleration of $1.5 million (after tax) of compensation expense into the first quarter of 2006 from the second, third and fourth quarters of 2006 and from 2007. The $1.5 million of accelerated expense is included in the $3.0 million of expense for 2006 set forth in the prior paragraph.

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 11. Condensed Consolidating Financial Information. On March 15, 2005, certain of the Company’s subsidiaries became guarantors of the Company’s public debt. Each subsidiary guarantor is wholly owned by the Company and organized in the United States. All guarantees are full and unconditional. Non-guarantors primarily consist of subsidiaries of the Company, which are organized outside the United States. The following condensed consolidating balance sheets, statements of earnings and statements of cash flows have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

Condensed Consolidating Balance Sheet
April 30, 2005

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
ASSETS	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Current Assets:
Cash and cash equivalents	$204,768	$1,930	$72,545	$-	$279,243
Receivables, net	72,968	280,891	21,402	-	375,261
Inventories	151,493	69,122	54,686	-	275,301
Current deferred taxes and
prepaid expenses	48,022	1,992	4,407	-	54,421
Total current assets	477,251	353,935	153,040	-	984,226
Property, plant and equipment, net	49,723	13,220	30,796	-	93,739
Intercompany (payable) receivable	(934,855)	878,203	56,652	-	-
Intangible assets, net	10,463	178,294	-	-	188,757
Goodwill	5,344	219,276	-	-	224,620
Investments in subsidiaries	1,293,121	1,218	-	(1,294,339)	-
Other assets	27,141	2,760	4,544	-	34,445
Total assets	$928,188	$1,646,906	$245,032	$(1,294,339)	$1,525,787

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Notes payable and current
portion of long-term debt	$-	$94	$-	$-	$94
Accounts payable	68,695	42,113	32,272	-	143,080
Other accrued expenses	65,404	23,795	12,274	-	101,473
Total current liabilities	134,099	66,002	44,546	-	244,647
Long-term debt	469,690	-	-	-	469,690
Deferred income taxes and other	65,491	13,822	148	-	79,461
Shareowners’ equity	258,908	1,567,082	200,338	(1,294,339)	731,989
Total liabilities and
shareowners’ equity	$928,188	$1,646,906	$245,032	$(1,294,339)	$1,525,787

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Balance Sheet
May 1, 2004

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
ASSETS	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Current Assets:
Cash and cash equivalents	$16,502	$9,217	$46,953	$-	$72,672
Receivables, net	67,756	299,883	20,678	-	388,317
Inventories	117,732	81,327	48,325	-	247,384
Current deferred taxes and
prepaid expenses	59,690	3,466	7,350	-	70,506
Total current assets	261,680	393,893	123,306	-	778,879
Property, plant and equipment, net	52,072	14,694	27,940	-	94,706
Intercompany (payable) receivable	(830,809)	759,733	71,076	-	-
Intangible assets, net	11,218	216,054	26	-	227,298
Goodwill	5,344	181,253	-	-	186,597
Investments in subsidiaries	1,215,481	941	-	(1,216,422)	-
Other assets	27,756	2,713	781	-	31,250
Total assets	$742,742	$1,569,281	$223,129	$(1,216,422)	$1,318,730

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Notes payable and current
portion of long-term debt	$17,271	$225	$657	$-	$18,153
Accounts payable	67,357	62,499	22,497	-	152,353
Other accrued expenses	70,729	22,865	25,323	-	118,917
Total current liabilities	155,357	85,589	48,477	-	289,423
Long-term debt	271,760	115	-	-	271,875
Deferred income taxes and other	58,981	14,311	143	-	73,435
Shareowners’ equity	256,644	1,469,266	174,509	(1,216,422)	683,997
Total liabilities and
shareowners’ equity	$742,742	$1,569,281	$223,129	$(1,216,422)	$1,318,730

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Balance Sheet
January 29, 2005

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
ASSETS	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Current Assets:
Cash and cash equivalents	$226,294	$3,278	$31,823	$-	$261,395
Receivables, net	85,408	274,890	21,399	-	381,697
Inventories	182,270	80,553	68,779	-	331,602
Current deferred taxes and
prepaid expenses	47,262	3,525	4,433	-	55,220
Total current assets	541,234	362,246	126,434	-	1,029,914
Property, plant and equipment, net	50,862	14,045	30,900	-	95,807
Intercompany (payable) receivable	(940,581)	859,671	80,910	-	-
Intangible assets, net	10,908	181,050	-	-	191,958
Goodwill	5,344	218,638	-	-	223,982
Investments in subsidiaries	1,391,231	245	-	(1,391,476)	-
Other assets	28,200	2,828	5,613	-	36,641
Total assets	$1,087,198	$1,638,723	$243,857	$(1,391,476)	$1,578,302

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Notes payable and current
portion of long-term debt	$-	$149	$-	$-	$149
Accounts payable	97,286	50,952	27,614	-	175,852
Other accrued expenses	75,417	34,531	24,198	-	134,146
Total current liabilities	172,703	85,632	51,812	-	310,147
Long-term debt	469,652	5	-	-	469,657
Deferred income taxes and other	63,530	13,842	150	-	77,522
Shareowners’ equity	381,313	1,539,244	191,895	(1,391,476)	720,976
Total liabilities and
shareowners’ equity	$1,087,198	$1,638,723	$243,857	$(1,391,476)	$1,578,302

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Earnings
Three Months Ended April 30, 2005

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$353,575	$234,828	$159,166	$(108,190)	$639,739
Costs and expenses:
Cost of products sold	295,456	179,477	137,924	(107,601)	505,256
SG&A	56,118	39,013	11,586	(589)	106,128
Amortization of intangible assets	445	2,756	-	-	3,201
Interest expense, net	6,817	(81)	(102)	-	6,634
Intercompany interest expense, net	1,295	(1,295)	-	-	-
Other (income) and expense, net	(8)	4	(174)	-	(178)
Intercompany other (income)/
expense, net	11,963	(11,963)	-	-	-
Earnings before income taxes	(18,511)	26,917	9,932	-	18,338
Income taxes	(7,666)	11,147	2,387	-	5,868
Equity in earnings of subsidiaries	23,315	973	-	(24,288)	-
Net earnings	$12,470	$16,743	$7,545	$(24,288)	$12,470

Condensed Consolidating Statement of Earnings
Three Months Ended May 1, 2004

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$358,924	$281,620	$134,880	$(89,321)	$686,103
Costs and expenses:
Cost of products sold	293,351	211,689	115,819	(89,321)	531,538
SG&A	56,790	37,645	12,473	-	106,908
Amortization of intangible assets	471	2,984	11	-	3,466
Interest expense, net	6,361	(319)	246	-	6,288
Intercompany interest expense, net	694	(694)	-	-	-
Other (income) and expense, net	40	62	(282)	-	(180)
Intercompany other (income)/
expense, net	13,896	(13,896)	-	-	-
Earnings before income taxes	(12,679)	44,149	6,613	-	38,083
Income taxes	(4,551)	15,848	1,747	-	13,044
Equity in earnings of subsidiaries	33,167	8	-	(33,175)	-
Net earnings	$25,039	$28,309	$4,866	$(33,175)	$25,039

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows
Three Months Ended April 30, 2005

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net cash provided by
(used in) operating activities	$(9,529)	$17,524	$17,627	$5,726	$31,348

Investing activities:
Additions to property, plant and
equipment	(2,914)	(340)	(1,608)	-	(4,862)
Acquisitions, net of cash acquired	(8,750)	-	-	-	(8,750)
Subordinated note receivable	1,375	-	-	-	1,375
Dispositions of fixed assets	1	-	445	-	446
Net cash used in
investing activities	(10,288)	(340)	(1,163)	-	(11,791)

Financing activities:
Dividends paid	(4,445)	-	-	-	(4,445)
Stock transactions under incentive
plans	2,736	-	-	-	2,736
Intercompany dividends	-	(18,532)	24,258	(5,726)	-
Net cash provided by
(used in) financing activities	(1,709)	(18,532)	24,258	(5,726)	(1,709)

Net change in cash and cash
equivalents	(21,526)	(1,348)	40,722	-	17,848
Cash and cash equivalents, beginning
of period	226,294	3,278	31,823	-	261,395
Cash and cash equivalents, end
of period	$204,768	$1,930	$72,545	$-	$279,243

Index

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows
Three Months Ended May 1, 2004

	Kellwood
	Company	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net cash provided by
(used in) operating activities	$(1,883)	$(6,098)	$5,307	$18,304	$15,630

Investing activities:
Additions to property, plant and
equipment	(2,647)	(127)	(1,104)	-	(3,878)
Acquisitions, net of cash acquired	(143,473)	-	-	-	(143,473)
Dispositions of fixed assets	108	583	1	-	692
Net cash (used in) provided by
investing activities	(146,012)	456	(1,103)	-	(146,659)

Financing activities:
Proceeds from notes payable and
short-term borrowings, net	15,657	-	-	-	15,657
Dividends paid	(4,341)	-	-	-	(4,341)
Stock transactions under incentive
plans	13,230	-	-	-	13,230
Intercompany dividends	-	13,203	5,101	(18,304)	-
Net cash provided by
(used in) financing activities	24,546	13,203	5,101	(18,304)	24,546

Net change in cash and cash
equivalents	(123,349)	7,561	9,305	-	(106,483)
Cash and cash equivalents, beginning
of period	139,851	1,656	37,648	-	179,155
Cash and cash equivalents, end
of period	$16,502	$9,217	$46,953	$-	$72,672

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of April 30, 2005 and May 1, 2004, and in the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the three-month periods ended April 30, 2005 and May 1, 2004. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2004 Annual Report to Shareowners.

OPERATING RESULTS

The apparel industry has experienced deflation for many years. As a result, the Company’s past sales growth has come from acquisitions and investment in new brands and initiatives. Earnings growth has come from the past sales increases as well as increased operating efficiencies including control over costs.

The Company has continued to balance and further diversify its portfolio of brands by adding higher price point consumer brands in addition to developing its existing better-to-bridge price point brands. As a result of this shift in growth, the Company will discuss sales by major price points - better plus, and popular-to-moderate and private label. This is in addition to the Company’s operating and reporting segment discussions.

Sales for the first quarter were $639.4, down $46.7, or 6.8%, from $686.1 for the first quarter of 2004. Sales in the popular-to-moderately priced brands and private label programs declined by $58.2 in the first quarter of 2005 compared to the first quarter of 2004. Most of this decrease occurred in the Women’s Sportswear segment, which saw decreasing sales in the dress category and the core moderate brands. This decrease was partially offset by the increase in better plus priced brands of $11.5, primarily in the Men’s Sportswear segment.

The Company’s gross margin percentage decreased to 21.0% in the first quarter of 2005 from 22.5% in the first quarter of 2004 due to competitive price pressure, higher markdown expense in the first quarter of 2005 as compared to the first quarter of 2004 as well as a higher mix of lower margin private label products and customers.

SG&A decreased $0.8 to $106.1 in the first quarter of 2005 from $106.9 in the first quarter of 2004. The decrease in SG&A was due to a decrease in overhead in divisions experiencing lower sales partially offset by increased advertising expense and closing costs related to the Menswear Mexico plant.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Summarized financial data for the three-month periods ended April 30, 2005 and May 1, 2004, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

	Amounts				% of Net Sales
	April 30,	May 1,	Percent		April 30,	May 1,	% Point
Three months ended	2005	2004	Change		2005	2004	Change
Net sales	$639.4	$686.1	(6.8%	)	100.0%	100.0%
Cost of products sold	505.3	531.5	(4.9%	)	79.0%	77.5%	(1.5%	)
Gross profit	134.1	154.6	(13.2%	)	21.0%	22.5%	(1.5%	)
SG&A	106.1	106.9	(0.7%	)	16.6%	15.6%	1.0%
Operating earnings before
amortization (1)	28.0	47.7	(41.3%	)	4.4%	6.9%	(2.6%	)
Amortization of intangibles	3.2	3.5	(7.7%	)	0.5%	0.5%	0.0%
Operating earnings	24.8	44.2	(43.9%	)	3.9%	6.4%	2.6%
Interest expense, net	6.6	6.3	5.5%		1.0%	0.9%	0.1%
Other (income) and
expense, net	(0.2)	(0.2)	0.0%		0.0%	0.0%	0.0%
Earnings before taxes	18.3	38.1	(51.8%	)	2.9%	5.6%	(2.7%	)
Income taxes	5.9	13.0	(55.0%	)	0.9%	1.9%	(1.0%	)
Net earnings	$12.5	$25.0	(50.2%	)	2.0%	3.6%	(1.7%	)
Effective tax rate	32.0%	34.3%

(1) Operating earnings before amortization differs from operating earnings in that it excludes the amortization of intangibles. Operating earnings before amortization is a non-GAAP measure and should not be considered as an alternative to operating earnings. Operating earnings before amortization is the primary measure used by management to evaluate the Company’s performance as well as the performance of the Company’s business units and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

Seasonality: Kellwood’s businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall and holiday. Sales and earnings have historically been higher in the second half of the fiscal year. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

Sales for the first quarter of 2005 were $639.4, decreasing $46.7 or 6.8% versus last year. The decrease in sales was primarily due to sales declines in the popular-to-moderately priced and private label brands, primarily in the Women’s Sportswear segment, partially offset by a sales increase in the better plus price point brands, primarily in the Men’s Sportswear segment.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Gross profit for the first quarter of 2005 was $134.1 or 21.0% of sales, representing a decrease of $20.5 or 1.5% of sales versus $154.6 or 22.5% of sales reported in the first quarter of last year. The decline in the Company’s gross margin rate for the three months ended April 30, 2005, resulted from competitive price pressure, higher markdown expense in the first quarter of 2005 as compared to the first quarter of 2004 as well as a higher mix of lower margin private label products and customers.

SG&A expense for the first quarter of 2005 decreased $0.8 compared to the first quarter of 2004 due to a decrease in overhead in divisions experiencing lower sales partially offset by increased advertising expense and closing costs related to the Menswear Mexico plant. SG&A expense as a percentage of sales increased to 16.6% in the first quarter of 2005 from 15.6% in the first quarter of 2004 due to a decrease in sales.

Amortization of intangible assets remained relatively consistent at $3.2 for the first quarter of 2005 compared to $3.5 for the first quarter of 2004.

Income taxes. The Company’s effective tax rate for the first quarter of 2005 was 32.0% compared to 34.3% in the first quarter of 2004. The tax rate was lowered in the first quarter as the Company is able to benefit from a combination of this year’s repatriation of offshore earnings allowed under the newly enacted American Jobs Creation Act of 2004 and the Company’s expectation that future foreign earnings will be permanently invested offshore. See financial statement Note 10.

Segment results
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company’s business units are aggregated into the following reportable segments:
•	Women’s Sportswear,
•	Men’s Sportswear,
•	Other Soft Goods, and
•	General Corporate.

Sales and segment earnings by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

	Three months ended
	April 30,	May 1,
Net sales	2005	2004	Change
Women’s Sportswear	$360.0	$438.0	(17.8%	)
Men’s Sportswear	164.5	128.2	28.4%
Other Soft Goods	114.8	120.0	(4.3%	)
Total net sales	$639.4	$686.1	(6.8%	)

	Three months ended - amounts				Three months ended - % of net sales
	April 30,	May 1,	Percent		April 30,	May 1,	% Point
Segment earnings	2005	2004	Change		2005	2004	Change
Women’s Sportswear	$19.3	$42.3	(54.3%	)	5.4%	9.6%	(4.3%	)
Men’s Sportswear	11.8	10.7	10.5%		7.2%	8.3%	(1.2%	)
Other Soft Goods	7.4	7.3	2.3%		6.5%	6.1%	0.4%
General Corporate	(10.6)	(12.6)	(15.9%	)	NM	NM	NM
Segment earnings	$28.0	$47.7	(41.3%	)	4.4%	6.9%	(2.6%	)

NM - Not meaningful

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Women’s Sportswear. Sales for the first quarter of 2005 were $360.0 decreasing $78.0 or 17.8% versus the first quarter of last year. The decrease in sales was due to two factors: the decreased dress market and reduced orders for some of the Company’s traditionally styled moderately priced brands. The dress market has shrunk dramatically with some of the Company’s customers having either dropped the category altogether or significantly cut open-to-buy. This has been an ongoing issue, and the Company has responded by discontinuing some of the smaller dress brands and consolidating all operations into one business unit.

Segment earnings for the first quarter of 2005 were $19.3, down $23.0 from last year. Besides the decline in segment sales, segment earnings were also adversely impacted by a 2.1 percentage point decline in gross margin as a percent of sales related to markdown support provided to customers and higher off-price sales in the first quarter of 2005 versus the first quarter of 2004.

Men’s Sportswear. Sales for the first quarter of 2005 were $164.5, increasing $36.3 or 28.4% versus $128.2 in the first quarter of 2004. The sales increase was due to improvement in private label shirts and jeans as well as growth from the upper moderate to better priced brands. In addition, the Phat Farm sportswear wholesale business, which the Company began selling in the second quarter of 2004, contributed to the year-over-year sales growth.

Segment earnings for the first quarter of 2005 were $11.8, up $1.1 from last year. The increase in earnings was primarily due to the earnings of the Phat Farm sportswear wholesale business, which did not begin in 2004 until the second quarter. The small year-to-year increase in segment earnings as compared to the strong growth in sales was due to a decrease in gross profit as a percent of sales primarily within the private label programs and $1.0 in closing costs related to the Menswear Mexico plant.

Other Soft Goods. The Other Soft Goods segment is composed of three product categories: Intimate Apparel, Gerber Childrenswear and American Recreation Products. Sales for the first quarter of 2005 were $114.8, decreasing $5.2 or 4.3% versus the first quarter of 2004. Increased sales from Gerber Childrenswear were more than offset by lower sales in Intimate Apparel private label and American Recreation Products businesses.

Segment earnings for the first quarter of 2005 were consistent at $7.4 compared to $7.3 in the first quarter of 2004. Segment earnings remained consistent despite the decrease in sales due to an increase in gross margin related to product mix and a slight decrease in SG&A resulting from improved expense control.

General corporate expense for the first quarter of 2005 was $10.6, down $2.0 from $12.6 in the first quarter of 2004. The decrease was primarily due to decreased compensation expense.

FINANCIAL CONDITION
Cash flow from operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders’ equity, or total capital). As of April 30, 2005, the Company’s debt-to-capital ratio was 39.1% up 9.3% from May 1, 2004 and down 0.4% from January 29, 2005. The increase from May 1, 2004 was due to the privately placed convertible debt discussed below.

Net cash provided by operating activities increased to $31.3 for the three months ended April 30, 2005 from $15.6 for the three months ended May 1, 2004. This $15.7 increase was primarily driven by the change in working capital as discussed below.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months’ sales and customer payment experience. The working capital fluctuations from January 29, 2005 to April 30, 2005 are primarily a result of seasonality of the Company’s businesses.

Accounts receivable decreased $13.0 to $375.3 at April 30, 2005 from $388.3 at May 1, 2004 primarily due to decreased sales partially offset by the accounts receivable associated with the Phat Farm sportswear wholesale business and the increase in days sales outstanding. Days sales outstanding were 55 days as of April 30, 2005 compared to 51 days at May 1, 2004. The increase in days sales outstanding was due to increased sales to off-price customers who have longer terms and earlier settlement of markdown support with customers.

Inventories increased $27.9 to $275.3 at April 30, 2005 from $247.4 at May 1, 2004. Days supply now stands at 62 days compared to 58 days at May 1, 2004. The increase in inventories is primarily due to increased days supply driven by less than expected sales.

Accounts payable and accrued expenses decreased $26.7 to $244.6 at April 30, 2005 from $271.3 at May 1, 2004 primarily as a result of a decrease in inventory purchases at the end of the first quarter and a decrease in accrued compensation.

Net cash used in investing activities decreased to $11.8 for the three months ended April 30, 2005 from $146.7 for the three months ended May 1, 2004. The decrease was primarily due to the acquisition of Phat Fashions, LLC and Phat Licensing, LLC in the first quarter of 2004. The majority of the $11.8 of cash used in investing activities for the three months ended April 30, 2005 was due to the additional cash purchase consideration paid to Briggs New York Corp. in the first quarter of 2005.

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

Net cash (used in) provided by financing activities decreased to ($1.7) for the three months ended April 30, 2005 from $24.5 for the three months ended May 1, 2004. The $26.2 change was primarily due to proceeds from the Company’s short-term borrowings in the first quarter of 2004 that were not necessary in the first quarter of 2005 as well as a decrease of stock transactions in the Company’s stock incentive plans during the first quarter of 2005.

During the second quarter of 2004, the Company privately placed $200 of 3.50% Convertible Senior Debentures. The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company intends to use the proceeds from the offering for general corporate purposes, which may include future acquisitions (see financial statement Note 5). This contributed to the overall increase in cash between the first quarter of 2004 and the first quarter of 2005.

On October 20, 2004, the Company executed a $400 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company’s leverage ratio. The Credit Agreement replaces the Company’s previous agreement, dated April 30, 2002, that was set to expire in May 2005 (see financial statement Note 5). At April 30, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $25.0. In addition to this facility, the Company has $4.8 in outstanding letters of credit used by its foreign subsidiaries.

Cash and cash equivalents increased $206.5 to $279.2 at April 30, 2005 from $72.7 at May 1, 2004. This increase was due to the proceeds from the Company’s issuance of $200 in convertible debentures and positive cash flow from operations.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s expectations or beliefs concerning future events and are based on various assumptions and subject to a wide variety of risks and uncertainties. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct.

The Company’s forward-looking statements are based on certain assumptions, and the Company’s operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company’s operations and cause actual results to differ materially from the Company’s expectations. These factors include but are not limited to:

•
changes in the retail environment. With the growing trend towards retail trade consolidation, the Company is increasingly dependent upon key retailers whose bargaining strength and share of the Company’s business is growing. Accordingly, the Company faces greater pressure from these customers to provide more favorable trade terms. The Company can be negatively affected by changes in the policies or negotiating positions of its customers. The inability of the Company to develop satisfactory programs and systems to satisfy these customers could adversely affect operating results in any reporting period;

•	the economic effects of safeguards, if any, put in place on Chinese imports into the U.S.;

•	changes in the relative performance of the Company’s business units that could have an adverse impact on the business units’ forecasted cash flows, resulting in goodwill impairment charges;

•	changes in trends in the market segments in which the Company competes;

•	the performance of the Company’s products within the prevailing retail environment;

•	customer acceptance of both new designs and newly introduced product lines;

•	actions of competitors that may impact the Company’s business;

•	financial or operational difficulties encountered by customers or suppliers;

•	the economic impact of uncontrollable factors, such as terrorism and war;

•	disruptions to transportation systems or shipping lanes used by the Company or its suppliers;

•	continued satisfactory relationships with licensees and licensors of trademarks and brands;

•	ability to generate sufficient sales and profitability related to licensing agreements that contain significant minimum royalty payments;

•	the impact of economic changes such as:
-	the overall level of consumer spending for apparel,
-	national and regional economic conditions,
-	inflation or deflation,
-	changes in oil prices, including their impact on fabric prices and/or transportation costs,
-	currency exchange fluctuations,
-	changes in interest rates and other capital market conditions;

•	stable governments and business conditions in the nations where the Company’s products are manufactured;

•	health or other issues that could affect the free-flow of people and goods between nations where the Company’s products are manufactured;

•	the scope, nature or impact of acquisition activity and the ability to effectively integrate acquired operations; and

•	changes in the Company’s plans, strategies, objectives, expectations and intentions which may happen at any time at the discretion of the Company.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

The reader is also directed to the Company’s periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company’s results of operations and financial condition.

The words “believe”, “expect”, “will”, “estimate”, “project”, “forecast”, “planned”, “should”, “anticipate” and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Form 10-Q are forward-looking.

Forward-looking statements are not guarantees, as actual results could differ materially from those expressed or implied in forward-looking statements. The Company specifically disclaims any obligation to publicly update, modify, retract or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein, the entire contents of the Company’s website, and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At April 30, 2005, the Company’s debt portfolio was composed of 100% fixed-rate debt. Kellwood’s strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2005.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company’s long-term debt has a market value that approximates its book value at April 30, 2005. With respect to the Company’s fixed-rate debt outstanding at April 30, 2005, a 10% increase in interest rates would have resulted in approximately a $22.9 decrease in the market value of Kellwood’s fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24.8 increase in the market value of Kellwood’s fixed-rate debt.

In addition, the Company does not believe that foreign currency risk, commodity price or inflation risk are expected to be material to the Company’s business or its consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d- 15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2000, the Board of Directors authorized the Company to repurchase up to an additional ten percent of the outstanding shares of its Common Stock (up to approximately 2.27 million shares) in the open market or through privately negotiated transactions at management’s discretion and depending on market conditions. No purchases have been made pursuant to this authorization nor are any planned at this point in time. Management believes that available funds are best invested in acquisitions and other growth strategies.

The Company has two stock option plans (one for employees and one for non-employee directors) and a corporate development incentive plan, all of which are publicly announced plans. Under these plans, the Company can repurchase previously owned shares from employees to cover the exercise price of the options or employee tax liabilities. The table below summarizes stock repurchases under these plans.

	Total Number of	Average Price
Fiscal Month	Shares Purchased	Paid per Share
February	16,291	$28.75
April	4,575	28.86
Total	20,866	$28.77

Item 4. Submission of Matters to a Vote of Security Holders

At the June 2, 2005 Annual Meeting of Shareowners, the following matters were voted on by shareowners:

•	Five Directors were elected to serve two-year terms. The tabulation was as follows:

Directors	Shares Voted For	Shares Withheld
Robert J. Baer	23,636,402	2,533,115
Kitty G. Dickerson, Ph.D.	22,972,364	3,197,153
Jerry M. Hunter	12,867,346	13,302,171
Larry R. Katzen	21,923,568	4,245,949
Harvey A. Weinberg	23,632,084	2,537,433

In addition, Janice E. Page was elected to serve a one-year term with 23,566,002 shares voted for and 2,603,515 shares withheld.

 Other directors whose term of office continued after the meeting are as follows:
Martin Bloom
Robert C. Skinner, Jr.
Hal J. Upbin

•	Shareowners approved the Long-Term Incentive Plan of 2005. The tabulation was as follows:

Shares Voted For	Shares Against	Shares Abstaining	Broker Non-Votes
17,565,392	6,046,685	388,971	2,168,469

•	Shareowners approved the 2005 Stock Plan for Non-Employee Directors. The tabulation was as follows:

Shares Voted For	Shares Against	Shares Abstaining	Broker Non-Votes
18,050,437	5,559,069	391,541	2,168,470

•
 Shareowners rejected a shareowner proposal that requested that the Board of Directors establish an Office of the Board of Directors to enable direct communications on corporate governance matters, including meetings, between non-management directors and shareowners. The tabulation was as follows:

Shares Voted For	Shares Against	Shares Abstaining	Broker Non-Votes
1,067,607	22,883,044	50,398	2,168,468

Index

Item 6. Exhibits

S.E.C. Exhibit
Reference No.	Description

10.21*	Form of Long-Term Incentive Plan of 2005, incorporated herein by reference to Exhibit 99.1 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.22*	Form of 2005 Stock Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 99.2 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.23*	Consulting Agreement dated June 1, 2005, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Exhibit 99.3 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.24*	Employment Agreement dated June 1, 2005, between Kellwood Company and Robert C. Skinner, Jr., incorporated herein by reference to Exhibit 99.4 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.25*	Form of Deferred Stock Units Agreement, incorporated herein by reference to Exhibit 99.6 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.26*
Amendment to annual compensation term sheet dated June 1, 2005, between Kellwood Company and W. Lee Capps, III, incorporated herein by reference to Item 1.01, subsection E of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* Denotes management contract or compensatory plan.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY

June 9, 2005                        /s/ W. Lee Capps, III
W. Lee Capps, III
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

June 9, 2005                        /s/ Gregory W. Kleffner
Gregory W. Kleffner
Vice President Finance and Controller
(Principal Accounting Officer)