Form 10-Q
period 2005-07-30
KELLWOOD CO
filed 2005-09-08
CIK 55080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES          NO   X

Number of shares of common stock, par value $.01, outstanding at July 30, 2005 (only one class): 27,843,760.

KELLWOOD COMPANY

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statement of Operations	4

Condensed Consolidated Statement of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands)

	July 30,	July 31,
	2005	2004	January 29,
	(Unaudited)	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$293,170	$262,508	$261,395
Receivables, net	375,365	341,820	381,697
Inventories	282,516	346,761	331,602
Current deferred taxes and prepaid expenses	73,475	69,772	55,220
Total current assets	1,024,526	1,020,861	1,029,914

Property, plant and equipment, net	81,833	95,745	95,807
Intangible assets, net	165,264	223,833	191,958
Goodwill	195,341	185,508	223,982
Other assets	28,583	37,057	36,641
Total assets	$1,495,547	$1,563,004	$1,578,302

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33	$252	$149
Accounts payable	187,359	207,334	175,852
Accrued salaries and employee benefits	36,829	40,931	43,787
Other accrued expenses	83,711	73,746	90,359
Total current liabilities	307,932	322,263	310,147

Long-term debt	469,729	469,653	469,657
Deferred income taxes and other	68,415	77,315	77,522

Shareowners’ equity:
Common stock	271,746	269,776	270,264
Retained earnings	487,003	536,831	562,839
Accumulated other comprehensive income (loss)	(10,529)	(12,147)	(11,396)
Less treasury stock, at cost	(98,749)	(100,687)	(100,731)
Total shareowners’ equity	649,471	693,773	720,976
Total liabilities and shareowners’ equity	$1,495,547	$1,563,004	$1,578,302

See notes to condensed consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$561,837	$560,467	$1,201,215	$1,246,570

Costs and expenses:
Cost of products sold	518,311	436,074	1,023,567	967,612
Selling, general and
administrative expenses	94,857	99,326	200,985	206,234
Amortization of intangible assets	3,206	3,465	6,407	6,931
Impairment, restructuring and
related non-recurring charges	71,862	—	71,862	—
Interest expense, net	5,911	6,752	12,545	13,039
Other (income) and expense, net	(334)	(694)	(513)	(873)

(Loss) earnings before income taxes	(131,976)	15,544	(113,638)	53,627

Income tax (benefit) provision	(52,565)	5,324	(46,697)	18,367

Net (loss) earnings	$(79,411)	$10,220	$(66,941)	$35,260

Weighted average shares outstanding:
Basic	27,812	27,585	27,785	27,336
Diluted	27,812	28,150	27,785	27,990

(Loss) earnings per share:
Basic	$(2.86)	$.37	$(2.41)	$1.29
Diluted	$(2.86)	$.36	$(2.41)	$1.26

Dividends paid per share	$.16	$.16	$.32	$.32

See notes to condensed consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	July 30,	July 31,
	2005	2004
Operating activities:
Net (loss) earnings	$(66,941)	$35,260

Add/(deduct) items not affecting operating cash flows:
Depreciation and amortization	21,301	20,970
Deferred income taxes and other	(7,165)	4,882
Non-cash portion of inventory/accounts receivable
valuation adjustments and impairment, restructuring
and related non-recurring charges	133,357	—
Tax effect of non-cash portion of inventory/accounts
receivable valuation adjustments and impairment,
restructuring and related non-recurring charges	(40,007)	—

Other changes in working capital components:
Receivables, net	1,172	(18,439)
Inventories	17,696	(30,104)
Current deferred taxes and prepaid expenses	(20,901)	(3,389)
Accounts payable and accrued expenses	18,179	29,797
Net cash provided by operating activities	56,691	38,977

Investing activities:
Acquisitions, net of cash acquired	(12,178)	(143,337)
Additions to property, plant and equipment	(10,762)	(12,952)
Subordinated note receivable	2,063	1,375
Dispositions of fixed assets	1,325	202
Net cash used in investing activities	(19,552)	(154,712)

Financing activities:
Borrowings of long-term debt, net of financing costs	-	195,390
Repayments of long-term debt	-	(4,448)
Dividends paid	(8,895)	(8,758)
Stock transactions under incentive plans	3,531	16,904
Net cash (used in) provided by financing activities	(5,364)	199,088

Net change in cash and cash equivalents	31,775	83,353
Cash and cash equivalents, beginning of period	261,395	179,155
Cash and cash equivalents, end of period	$293,170	$262,508

Supplemental cash flow information:
Interest paid	$15,361	$12,403
Income taxes paid (refunded), net	$(522)	$7,927

See notes to condensed consolidated financial statements.

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

Note 2. Impairment, restructuring and related non-recurring charges. During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company’s corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company’s business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company’s Chief Executive Officer who was named to that position during the quarter. The strategic reassessment focused on the Company’s businesses that had experienced profitability issues and considered the alignment of our businesses with the Company’s refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

In announcing the 2005 Restructuring Plan, the Company indicated that it would:

•	Exit Kellwood Private Label Menswear (which does not include the Company’s Smart Shirts subsidiary), Kellwood Intimate Apparel Group and Kellwood New England (in process);
•	Restructure Kellwood’s Oakland Operation by exiting several labels to better focus on developing the Koret brand (in process); and
•
Reassess certain ongoing business operations for the appropriateness of the Company’s operations and support infrastructures and also perform a review of its assumptions regarding the future profitability and realizability of intangible assets of certain brands, labels and divisions (completed).

Key financial information regarding the businesses to be exited (not including restructuring charges) is as follows:

	Three months ended		Six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$78,751	$77,950	$164,583	$161,321
Net (loss)	$(4,681)	$(655)	$(7,864)	$(1,143)

The Company is in the process of reviewing its alternatives for each of the businesses it will exit and will consider the sale of all or some of these divisions and brands. While the Company expects to complete the sale or shutdown of these businesses by approximately January 28, 2006, no sales transactions at this point are deemed probable. The results of operations and impairment and restructuring charges for the businesses to be exited will be reported as discontinued operations in the period in which the business to be exited has been disposed of or in which the assets meet the “held for sale” criteria as the sale of the business is determined to be probable.

Costs associated with the 2005 Restructuring Plan include sales allowances, inventory and purchase commitment reserves, fixed asset write-downs, lease terminations, contractual obligations, employee severance and termination benefits and impairment of intangible assets. The total cost of these actions is expected to be approximately $225,000 before tax ($155,000 after tax, or $5.51 per diluted share).

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

The impact of these actions on the Company’s reportable segments (before tax) is as follows:

	Total	Provision Recorded
	Expected Cost	Through July 30, 2005
Women’s Sportswear	$101,335	$53,464
Men’s Sportswear	54,112	28,407
Other Soft Goods	55,023	45,334
General Corporate	14,530	6,152
Total	$225,000	$133,357

Total cash outlays related to the 2005 Restructuring Plan are expected to be $47,000. It is expected that actions taken under the 2005 Restructuring Plan will be mostly accomplished during 2005 and fully complete in early 2006.

These actions impacted second quarter 2005 earnings by $133,357 before tax ($93,350 after tax, or $3.36 per diluted share). These costs included $5,160 recorded as a reduction of net sales, $56,335 recorded in cost of products sold, $8,904 recorded as restructuring and other non-recurring expense, $49,566 recorded as an impairment of goodwill and intangible assets (see Note 5) and $13,392 of fixed asset impairments.

The major components of this non-recurring charge and the activity through July 30, 2005 were as follows:

	2005	2005	Accrual
	Provision	Utilization	As of 7/30/05
Inventory and Purchase Commitment Reserves	$56,335	$251	$56,084
Fixed Asset Write-downs	13,392	13,392	—
Sales Allowances	5,160	—	5,160
Contractual Obligations	4,504	—	4,504
Employee Severance and Termination Benefits	4,400	—	4,400
Impairment of Intangible Assets	49,566	49,566	—
Total	$133,357	$63,209	$70,148

Inventory and Purchase Commitment Reserves includes provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Write-downs includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values. Sales Allowances includes provisions for anticipated increased deductions taken by customers on previous sales for businesses to be exited, as a direct result of the exit plans. Contractual obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. Employee Severance and Termination benefits are provided for in accordance with SFAS No. 146. Total employee severance and termination benefits will be recorded as incurred and relate to approximately 1,800 employees. It is estimated that such costs will total $25,000. See Note 5 for more information on the Impairment of Intangible Assets.

Note 3. Business combinations. On February 3, 2004, the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company acquired Phat to complement its existing portfolio of brands. The purchase price (including acquisition costs) for Phat was $141,934 in cash. Included in this amount was the exercise price for Phat’s option to buy out the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2004 was $3,428, which was paid out during the second quarter of 2005 and has been recorded as additional goodwill. The additional consideration for 2005 is estimated to be in the range of $1,500 to $3,500.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

In connection with the Company’s acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). The additional cash purchase consideration for 2004 was $8,750, which was paid out during the first quarter of 2005 and has been recorded as additional goodwill. The additional consideration for 2005 is estimated to be in the range of $2,000 to $4,000.

Note 4. Inventories. Inventories consist of the following:

	July 30,	July 31,	January 29,
	2005	2004	2005
Inventories:
Finished goods	$211,154	$264,386	$258,867
Work in process	35,612	36,046	36,352
Raw materials	35,750	46,329	36,383
Total inventories	$282,516	$346,761	$331,602
Net of obsolescence reserves for:
Prior to restructuring	$32,920	$31,467	$33,651
Restructuring at businesses to be exited	31,158	—	—
Total obsolescence reserves	$64,078	$31,467	$33,651

The obsolescence reserves for businesses to be exited were provided in the second quarter of 2005 in cost of goods sold. The inventory balance at business units to be exited prior to reserves is $59,690.

Note 5. Goodwill and intangible assets. Changes in goodwill and intangible assets since the beginning of 2005 are as follows:

	Goodwill	Intangibles
Balance as of January 29, 2005	$223,982	$191,958
Changes:
Contingent purchase price - Briggs	541	—
Contingent purchase price - Phat	97	—
Intangible asset impairment charges	(29,279)	(20,287)
Amortization expense	—	(6,407)
Balance as of July 30, 2005	$195,341	$165,264

In connection with the restructuring activities described in Note 2 and pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, $9,234 and $9,332 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the second quarter of 2005 related to reporting units to be exited.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter. In 2004, 2003 and 2002, no impairment was indicated. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain reporting units’ goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company’s dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company’s businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women’s Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20,045 and $10,955 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the second quarter of 2005.

Both charges, $18,566 for businesses to be exited and $31,000 for ongoing businesses, were included in Impairment, Restructuring and Related Non-Recurring Charges in the Condensed Consolidated Statement of Operations.

Note 6. Debt. On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bore interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company’s consolidated leverage ratio. The Credit Agreement contained certain customary covenants, which, among other things, restricted the Company’s ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Credit Agreement included requirements that the Company satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant.

On September 1, 2005, the Credit Agreement was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the Credit Agreement changed the interest rate spread to LIBOR plus .60% to 1.45%, depending on the Company’s consolidated leverage ratio. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated. The updated financial covenants include the exclusion of the charges related to the 2005 Restructuring Plan, a lowered pretax interest coverage threshold and modification of the consolidated leverage ratio. It is not expected that any of these provisions will restrict the Company from normal operations. The Company was in compliance with the amended covenants.

At July 30, 2005, there were no borrowings outstanding under the Credit Agreement. Letters of credit outstanding under the agreement were $22,495. Outside of this agreement, the Company has $4,477 in outstanding letters of credit used by its foreign subsidiaries.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures accrue interest at an annual rate of 3.50%, payable semi-annually until June 15, 2011. After June 15, 2011, interest will not be paid, but instead the recorded value of the bonds will increase until maturity. At maturity, the holder will receive the accreted principal amount, which will be equal to the original principal amount of one thousand dollars per debenture plus the accreted interest. The conversion and other significant terms for these debentures are set forth in the Company’s Form 10-K for the year ended January 29, 2005.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 7. Comprehensive (loss) income. Differences between net (loss) earnings and total comprehensive (loss) income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net (loss) earnings	$(79,411)	$10,220	$(66,941)	$35,260

Other comprehensive income (loss):
Currency translation adjustment	150	(413)	453	(747)
Unrecognized gain/(loss) on derivatives	230	(153)	413	220
Total comprehensive income (loss)	$(79,031)	$9,654	$(66,075)	$34,733

Note 8. Stock option plans. On March 10, 2005, the Company granted stock options to certain officers and other key employees for 491,250 shares of common stock at an exercise price of $29.18, which was equal to the market value of the shares on the grant date.

The Company accounts for the stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net (loss) earnings as reported	$(79,411)	$10,220	$(66,941)	$35,260
Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect	(720)	(851)	(5,965)	(1,702)

Pro-forma net (loss) earnings	$(80,131)	$9,369	$(72,906)	$33,558

(Loss) earnings per share:
Basic, as reported	$(2.86)	$.37	$(2.41)	$1.29
Basic, pro-forma	$(2.88)	$.34	$(2.62)	$1.23
Diluted, as reported	$(2.86)	$.36	$(2.41)	$1.26
Diluted, pro-forma	$(2.88)	$.33	$(2.62)	$1.20

On March 10, 2005, the Company’s Board of Directors approved an acceleration of the exercisability of all unvested portions of outstanding stock options granted to employees and executive officers on March 4, 2004, pursuant to the Kellwood Company 1995 Omnibus Incentive Stock Plan. These options had an exercise price greatly in excess of the stock price (were underwater), and were not fully achieving the original objective of incentive compensation. The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) becomes effective in 2006. Due to the significant difference between the current stock price and the option exercise price, it is unlikely that the expense otherwise required would accurately reflect compensation received.

There were approximately 455,000 unvested options, having an exercise price of $42.37 per share, subject to this acceleration (approximately 100,000 of these options are held by the executive officers). Pro-forma compensation expense shown above for the six months ended July 30, 2005 includes $4.2 million after tax ($6.2 million before tax) related to the acceleration of these options. See Note 12 for additional discussion of SFAS No. 123R.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 9. Income taxes. The (benefit) provision for income taxes consists of the following amounts for the three and six month periods ended July 30, 2005 and July 31, 2004:

	Three months ended		Six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
(Benefit) provision on pretax (loss) earnings	$(39,565)	$5,324	$(33,697)	$18,367
Effect of repatriation of foreign earnings	(13,000)	—	(13,000)	—
Total income tax (benefit) provision	$(52,565)	$5,324	$(46,697)	$18,367

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 million of foreign earnings. This repatriation resulted in a one-time tax benefit of $13.0 million recorded during the second quarter of 2005 due to reversal of $23.0 million of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10.0 million of taxes provided on earnings to be repatriated. To accomplish the repatriation, plans are for the Company’s foreign subsidiaries to pay dividends of $150.0 million to the Company during the third and fourth quarters of 2005.

The Company’s effective tax rate on pretax earnings, excluding charges associated with the 2005 Restructuring Plan and the $13.0 million effect of the repatriation described above, was lowered in 2005 (32.0% in 2005 versus 34.3% in 2004) as the Company is expected to benefit from the repatriation of this year’s foreign earnings under the Act. The Company’s expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future, and no taxes will be provided on these foreign earnings. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

The Company’s effective tax benefit rate on all charges associated with the 2005 Restructuring Plan was 30.0%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan.

The Company’s overall effective tax benefit rate for the three- and six-month periods ended July 30, 2005 was 39.2% and 40.3%, respectively. These rates are different than the U.S. statutory rate of 35.0% due primarily to the repatriation benefit described above.

Note 10. (Loss) earnings per share. The following is a reconciliation between basic and diluted (loss) earnings per share:

	Three months ended		Six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Numerator: Net (loss) earnings	$(79,411)	$10,220	$(66,941)	$35,260
Denominators (000’s):
Average shares outstanding - Basic	27,812	27,585	27,785	27,336

Impact of stock options	—	565	—	654

Average shares outstanding - Diluted	27,812	28,150	27,785	27,990

Basic (loss) earnings per share	$(2.86)	$.37	$(2.41)	$1.29

Diluted (loss) earnings per share	$(2.86)	$.36	$(2.41)	$1.26

The calculation of diluted earnings per share excludes the impact of stock options in the three and six-month periods ended July 30, 2005, of 117 and 158, respectively, because to include them would have been antidilutive.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 11. Reportable segments. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company’s operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company’s reportable segments. These segments are:

•	Women’s Sportswear
•	Men’s Sportswear
•	Other Soft Goods
•	General Corporate

For additional information regarding the Company’s reportable segments, refer to the footnotes accompanying the 2004 financial statements contained in the Company’s Annual Report to Shareowners for 2004 (the fiscal year ended January 29, 2005).

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment (loss) earnings for the three major consumer market product segments includes substantially all of the segment’s costs of production, distribution and administration.

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

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Sales, segment (loss) earnings and net assets by segment for the three and six month periods ended July 30, 2005 and July 31, 2004 are as follows:

	Three months ended		Six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales:
Women’s Sportswear	$297,169	$319,555	$657,216	$757,531
Men’s Sportswear	154,251	139,613	318,767	267,770
Other Soft Goods	110,417	101,299	225,232	221,269
Kellwood net sales	$561,837	$560,467	$1,201,215	$1,246,570

Segment (loss) earnings:
Women’s Sportswear	$(8,890)	$18,541	$10,418	$60,792
Men’s Sportswear	(9,025)	14,472	2,774	25,153
Other Soft Goods	(21,209)	3,274	(13,762)	10,555
General Corporate	(12,207)	(11,220)	(22,767)	(23,776)
Total segments	(51,331)	25,067	(23,337)	72,724

Amortization of intangible assets	3,206	3,465	6,407	6,931
Impairment, restructuring and related non-recurring charges	71,862	—	71,862	—
Interest expense, net	5,911	6,752	12,545	13,039
Other (income) and expense, net	(334)	(694)	(513)	(873)
(Loss) earnings before income taxes	$(131,976)	$15,544	$(113,638)	$53,627

Net assets at quarter-end:
Women’s Sportswear	$265,050	$253,892
Men’s Sportswear	251,400	207,830
Other Soft Goods	64,762	87,016
General Corporate	68,609	146,848
Continuing Operations	649,821	695,586
Discontinued Operations	(350)	(1,813)
Kellwood total	$649,471	$693,773

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 12. New accounting standards. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R for public companies. The SEC’s new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of operations beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $3.0 million and $1.0 million (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Under APB Opinion 25, the Company has recognized the pro-forma expense for stock options over the stated vesting period. For employees who are eligible for retirement, SFAS No. 123R requires recognition of compensation expense from the date of grant through the date an employee first becomes eligible to retire. Upon adoption of SFAS No. 123R on January 29, 2006, the Company will recognize the remaining unamortized cost of stock options granted to employees who are eligible to retire. This will result in the acceleration of $1.5 million (after tax) of compensation expense into the first quarter of 2006 from the second, third and fourth quarters of 2006 and from 2007. The $1.5 million of accelerated expense is included in the $3.0 million of expense for 2006 set forth in the prior paragraph.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 13. Condensed consolidating financial information. On March 15, 2005, certain of the Company’s subsidiaries became guarantors of the Company’s public debt. Each subsidiary guarantor is wholly owned by the Company and organized in the United States. All guarantees are full and unconditional. Non-guarantors primarily consist of subsidiaries of the Company, which are organized outside the United States. The following condensed consolidating balance sheets, statements of operations and statements of cash flows have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

Condensed Consolidating Balance Sheet
July 30, 2005

ASSETS	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$188,568	$2,656	$101,946	$—	$293,170
Receivables, net	85,007	269,657	20,701	—	375,365
Inventories	150,700	72,598	59,218	—	282,516
Current deferred taxes and prepaid expenses	66,228	3,109	4,138	—	73,475
Total current assets	490,503	348,020	186,003	—	1,024,526
Property, plant and equipment, net	38,125	12,043	31,665	—	81,833
Intercompany (payable) receivable	(1,008,976)	961,376	47,600	—	—
Intangible assets, net	2,843	162,421	—	—	165,264
Goodwill	5,344	189,997	—	—	195,341
Investments in subsidiaries	1,317,983	722	—	(1,318,705)	—
Other assets	21,217	2,734	4,632	—	28,583
Total assets	$867,039	$1,677,313	$269,900	$(1,318,705)	$1,495,547

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$33	$—	$—	$33
Accounts payable	96,301	53,114	37,944	—	187,359
Other accrued expenses	70,147	25,005	25,388	—	120,540
Total current liabilities	166,448	78,152	63,332	—	307,932
Long-term debt	469,729	—	—	—	469,729
Deferred income taxes and other	53,686	14,582	147	—	68,415
Shareowners’ equity	177,176	1,584,579	206,421	(1,318,705)	649,471
Total liabilities and shareowners’ equity	$867,039	$1,677,313	$269,900	$(1,318,705)	$1,495,547

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Balance Sheet
July 31, 2004

ASSETS	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$228,482	$4,318	$29,708	$—	$262,508
Receivables, net	53,531	266,851	21,438	—	341,820
Inventories	183,780	94,243	68,738	—	346,761
Current deferred taxes and prepaid expenses	60,781	2,495	6,496	—	69,772
Total current assets	526,574	367,907	126,380	—	1,020,861
Property, plant and equipment, net	51,393	14,113	30,239	—	95,745
Intercompany (payable) receivable	(888,781)	818,923	69,858	—	—
Intangible assets, net	10,748	213,072	13	—	223,833
Goodwill	5,343	180,165	—	—	185,508
Investments in subsidiaries	1,233,123	1,326	—	(1,234,449)	—
Other assets	30,411	2,681	3,965	—	37,057
Total assets	$968,811	$1,598,187	$230,455	$(1,234,449)	$1,563,004

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49	$203	$—	$—	$252
Accounts payable	110,822	65,381	31,131	—	207,334
Other accrued expenses	70,917	23,827	19,933	—	114,677
Total current liabilities	181,788	89,411	51,064	—	322,263
Long-term debt	469,577	76	—	—	469,653
Deferred income taxes and other	59,370	16,310	1,635	—	77,315
Shareowners’ equity	258,076	1,492,390	177,756	(1,234,449)	693,773
Total liabilities and shareowners’ equity	$968,811	$1,598,187	$230,455	$(1,234,449)	$1,563,004

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Balance Sheet
January 29, 2005

ASSETS	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$226,294	$3,278	$31,823	$—	$261,395
Receivables, net	85,408	274,890	21,399	—	381,697
Inventories	182,270	80,553	68,779	—	331,602
Current deferred taxes and prepaid expenses	47,262	3,525	4,433	—	55,220
Total current assets	541,234	362,246	126,434	—	1,029,914
Property, plant and equipment, net	50,862	14,045	30,900	—	95,807
Intercompany (payable) receivable	(940,581)	859,671	80,910	—	—
Intangible assets, net	10,908	181,050	—	—	191,958
Goodwill	5,344	218,638	—	—	223,982
Investments in subsidiaries	1,391,231	245	—	(1,391,476)	—
Other assets	28,200	2,828	5,613	—	36,641
Total assets	$1,087,198	$1,638,723	$243,857	$(1,391,476)	$1,578,302

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$149	$—	$—	$149
Accounts payable	97,286	50,952	27,614	—	175,852
Other accrued expenses	75,417	34,531	24,198	—	134,146
Total current liabilities	172,703	85,632	51,812	—	310,147
Long-term debt	469,652	5	—	—	469,657
Deferred income taxes and other	63,530	13,842	150	—	77,522
Shareowners’ equity	381,313	1,539,244	191,895	(1,391,476)	720,976
Total liabilities and shareowners’ equity	$1,087,198	$1,638,723	$243,857	$(1,391,476)	$1,578,302

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Operations
Three Months Ended July 30, 2005

	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$321,574	$198,032	$143,191	$(100,960)	$561,837
Costs and expenses:
Cost of products sold	336,612	156,508	125,711	(100,520)	518,311
SG&A	55,424	29,198	10,675	(440)	94,857
Amortization of intangible assets	443	2,763	—	—	3,206
Impairment, restructuring and related non-recurring charges	69,746	1,859	257	—	71,862
Interest expense, net	6,456	(5)	(540)	—	5,911
Intercompany interest expense, net	1,721	(1,721)	—	—	—
Other (income) and expense, net	(104)	28	(258)	—	(334)
Intercompany other (income)/expense, net	8,636	(8,636)	—	—	—
(Loss) earnings before income taxes	(157,360)	18,038	7,346	—	(131,976)
Income taxes	(55,970)	2,203	1,202	—	(52,565)
Equity in earnings of subsidiaries	24,862	(496)	—	(24,366)	—
Net (loss) earnings	$(76,528)	$15,339	$6,144	$(24,366)	$(79,411)

Condensed Consolidating Statement of Operations
Three Months Ended July 31, 2004

	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$299,902	$216,106	$128,437	$(83,978)	$560,467
Costs and expenses:
Cost of products sold	240,517	166,995	112,540	(83,978)	436,074
SG&A	53,426	34,367	11,533	—	99,326
Amortization of intangible assets	471	2,981	13	—	3,465
Interest expense, net	6,795	(267)	224	—	6,752
Intercompany interest expense, net	844	(844)	—	—	—
Other (income) and expense, net	61	(98)	(657)	—	(694)
Intercompany other (income)/expense, net	9,768	(9,768)	—	—	—
Earnings before income taxes	(11,980)	22,740	4,784	—	15,544
Income taxes	(4,557)	8,650	1,231	—	5,324
Equity in earnings of subsidiaries	17,643	385	—	(18,028)	—
Net earnings	$10,220	$14,475	$3,553	$(18,028)	$10,220

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Operations
Six Months Ended July 30, 2005

	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$675,148	$432,860	$302,357	$(209,150)	$1,201,215
Costs and expenses:
Cost of products sold	632,068	335,985	263,635	(208,121)	1,023,567
SG&A	111,542	68,211	22,261	(1,029)	200,985
Amortization of intangible assets	888	5,519	—	—	6,407
Impairment, restructuring and related non-recurring charges	69,746	1,859	257	—	71,862
Interest expense, net	13,273	(86)	(642)	—	12,545
Intercompany interest expense, net	3,016	(3,016)	—	—	—
Other (income) and expense, net	(113)	32	(432)	—	(513)
Intercompany other (income)/expense, net	20,599	(20,599)	—	—	—
(Loss) earnings before income taxes	(175,871)	44,955	17,278	—	(113,638)
Income taxes	(63,636)	13,350	3,589	—	(46,697)
Equity in earnings of subsidiaries	48,177	477	—	(48,654)	—
Net (loss) earnings	$(64,058)	$32,082	$13,689	$(48,654)	$(66,941)

Condensed Consolidating Statement of Operations
Six Months Ended July 31, 2004

	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$658,826	$497,726	$263,317	$(173,299)	$1,246,570
Costs and expenses:
Cost of products sold	533,868	378,684	228,359	(173,299)	967,612
SG&A	110,216	72,012	24,006	—	206,234
Amortization of intangible assets	942	5,965	24	—	6,931
Interest expense, net	13,155	(586)	470	—	13,039
Intercompany interest expense, net	1,538	(1,538)	—	—	—
Other (income) and expense, net	102	(36)	(939)	—	(873)
Intercompany other (income)/expense, net	23,664	(23,664)	—	—	—
Earnings before income taxes	(24,659)	66,889	11,397	—	53,627
Income taxes	(9,109)	24,498	2,978	—	18,367
Equity in earnings of subsidiaries	50,810	393	—	(51,203)	—
Net earnings	$35,260	$42,784	$8,419	$(51,203)	$35,260

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows
Six Months Ended July 30, 2005

	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(17,328)	$59,162	$40,865	$(26,008)	$56,691

Investing activities:
Additions to property, plant and equipment	(4,923)	(823)	(5,016)	—	(10,762)
Acquisitions, net of cash acquired	(12,178)	—	—	—	(12,178)
Subordinated note receivable	2,063	—	—	—	2,063
Dispositions of fixed assets	4	357	964	—	1,325
Net cash used in investing activities	(15,034)	(466)	(4,052)	—	(19,552)

Financing activities:
Dividends paid	(8,895)	—	—	—	(8,895)
Stock transactions under incentive plans	3,531	—	—	—	3,531
Intercompany dividends	—	(59,318)	33,310	26,008	—
Net cash (used in) provided by financing activities	(5,364)	(59,318)	33,310	26,008	(5,364)

Net change in cash and cash equivalents	(37,726)	(622)	70,123	—	31,775
Cash and cash equivalents, beginning of period	226,294	3,278	31,823	—	261,395
Cash and cash equivalents, end of period	$188,568	$2,656	$101,946	$—	$293,170

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows
Six Months Ended July 31, 2004

	Kellwood Company (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$38,071	$49,471	$(8,897)	$(39,668)	$38,977

Investing activities:
Additions to property, plant and equipment	(6,677)	(822)	(5,453)	—	(12,952)
Acquisitions, net of cash acquired	(143,337)	—	—	—	(143,337)
Subordinated note receivable	1,375	—	—	—	1,375
Dispositions of fixed assets	111	—	91	—	202
Net cash (used in) provided by investing activities	(148,528)	(822)	(5,362)	—	(154,712)

Financing activities:
Borrowings of long-term debt, net of financing costs	195,390	—	—	—	195,390
Repayments of long-term debt	(4,448)	—	—	—	(4,448)
Dividends paid	(8,758)	—	—	—	(8,758)
Stock transactions under incentive plans	16,904	—	—	—	16,904
Intercompany dividends	—	(45,987)	6,319	39,668	—
Net cash provided by (used in) financing activities	199,088	(45,987)	6,319	39,668	199,088

Net change in cash and cash equivalents	88,631	2,662	(7,940)	—	83,353
Cash and cash equivalents, beginning of period	139,851	1,656	37,648	—	179,155
Cash and cash equivalents, end of period	$228,482	$4,318	$29,708	$—	$262,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of July 30, 2005 and July 31, 2004, and in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three and six month periods ended July 30, 2005 and July 31, 2004. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2004 Annual Report to Shareowners.

OPERATING RESULTS

During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company’s corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company’s business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company’s Chief Executive Officer who was named to that position during the quarter. The strategic reassessment focused on the Company’s businesses that had experienced profitability issues and considered the alignment of our businesses with the Company’s refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

In announcing the 2005 Restructuring Plan, the Company indicated that it would:

•	Exit Kellwood Private Label Menswear (which does not include the Company’s Smart Shirts subsidiary), Kellwood Intimate Apparel Group and Kellwood New England (in process);

•	Restructure Kellwood’s Oakland Operation by exiting several labels to better focus on developing the Koret brand (in process); and

•
Reassess certain ongoing business operations for the appropriateness of the Company’s operations and support infrastructures and also perform a review of its assumptions regarding the future profitability and realizability of intangible assets of certain brands, labels and divisions (completed).

Key financial information regarding the businesses to be exited (not including restructuring charges) is as follows:

	Three months ended		Six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$78.8	$78.0	$164.6	$161.3
Net loss	$(4.7)	$(0.7)	$(7.9)	$(1.1)

The Company is in the process of reviewing its alternatives for each of the businesses it will exit and will consider the sale of all or some of these divisions and brands. While the Company expects to complete the sale or shutdown of these businesses by approximately January 28, 2006, no sales transactions at this point are deemed probable. The results of operations and impairment and restructuring charges for the businesses to be exited will be reported as discontinued operations in the period in which the business to be exited has been disposed of or in which the assets meet the “held for sale” criteria as the sale of the business is determined to be probable.

Costs associated with the 2005 Restructuring Plan include sales allowances, inventory and purchase commitment reserves, fixed asset write-downs, lease terminations, contractual obligations, employee severance and termination benefits and impairment of intangible assets. The total cost of these actions is expected to be approximately $225.0 before tax ($155.0 after tax, or $5.51 per diluted share).

These actions impacted second quarter 2005 earnings by $133.4 before tax ($93.4 after tax, or $3.36 per diluted share). These costs included $5.2 recorded as a reduction of net sales, $56.3 recorded in cost of products sold, $8.9 recorded as restructuring and other non-recurring expense, $49.6 recorded as an impairment of goodwill and intangible assets and $13.4 of fixed asset impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

The major components of this non-recurring charge were as follows:

2005 Provision
Inventory and Purchase Commitment Reserves	$56.3
Fixed Asset Write-downs	13.4
Sales Allowances	5.2
Contractual Obligations	4.5
Employee Severance and Termination Benefits	4.4
Impairment of Intangible Assets	49.6
Total	$133.4

Inventory and Purchase Commitment Reserves includes provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Write-downs includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values. Sales Allowances includes provisions for anticipated increased deductions taken by customers on previous sales for businesses to be exited, as a direct result of the exit plans. Contractual obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. Employee Severance and Termination benefits are provided for in accordance with SFAS No. 146. Total employee severance and termination benefits will be recorded as incurred and relate to approximately 1,800 employees. It is estimated that such costs will total $25.0. See financial statement Note 5 for more information on the Impairment of Intangible Assets.

In connection with the restructuring activities and pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, $9.2 and $9.3 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the second quarter of 2005 related to reporting units to be exited.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter. In 2004, 2003 and 2002, no impairment was indicated. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain reporting units’ goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company’s dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company’s businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women’s Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20.0 and $11.0 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the second quarter of 2005.

Both charges, $18.6 for businesses to be exited and $31.0 for ongoing businesses, were included in Impairment, Restructuring and Related Non-Recurring Charges in the Condensed Consolidated Statement of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Reconciliation of Operating Results
The following tables provide non-GAAP operating results for the three and six month periods ended July 30, 2005 and July 31, 2004, for the ongoing businesses, businesses to be exited and impairment, restructuring and related non-recurring charges and income tax repatriation separately. The tables present this breakdown of the Company’s operations in a manner that reconciles to the results for the consolidated Company as presented in the financial statements. The non-GAAP results of operations for the ongoing businesses are provided separately from businesses to be exited and impairment, restructuring and related non-recurring charges to enhance the user’s overall understanding of the Company’s current financial performance. The Company believes the non-GAAP adjusted operating results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company’s core operating results. Operating results for ongoing businesses is the primary measure used by management to evaluate the Company’s performance, as well as the performance of the Company’s business units and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

Three Months Ended July 30, 2005

	Ongoing Businesses	Businesses to be Exited and Non-Recurring Charges	Income Tax Repatriation	Consolidated Kellwood
Net sales	$488.2	$73.6	$—	$561.8
Cost of products sold	389.4	129.0	—	518.3
SG&A	82.2	12.6	—	94.9
Amortization of intangibles	2.8	0.4	—	3.2
Impairment, restructuring and related non-recurring charges	—	71.9	—	71.9
Interest expense, net	5.9	—	—	5.9
Other (income) and expense, net	(0.3)	—	—	(0.3)
Earnings (loss) before taxes	8.3	(140.2)	—	(132.0)
Income tax provision (benefit)	2.6	(42.2)	(13.0)	(52.6)
Net earnings (loss)	$5.6	$(98.0)	$13.0	$(79.4)
Effective tax rate (benefit)	32.0%	(30.1%)	NM	(39.2%)

Three Months Ended July 31, 2004

	Ongoing Businesses	Businesses to be Exited	Income Tax Repatriation	Consolidated Kellwood

Net sales	$482.5	$78.0	$—	$560.5
Cost of products sold	372.1	64.0	—	436.1
SG&A	84.8	14.5	—	99.3
Amortization of intangibles	3.1	0.4	—	3.5
Interest expense, net	6.8	—	—	6.8
Other (income) and expense, net	(0.7)	—	—	(0.7)
Earnings (loss) before taxes	16.5	(1.0)	—	15.5
Income tax provision (benefit)	5.7	(0.3)	—	5.3
Net earnings (loss)	$10.9	$(0.7)	$—	$10.2
Effective tax rate (benefit)	34.3%	(34.3%)	NM	34.3%

NM - Not Meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Six Months Ended July 30, 2005

	Ongoing Businesses	Businesses to be Exited and Non-Recurring Charges	Income Tax Repatriation	Consolidated Kellwood
Net sales	$1,041.8	$159.4	$—	$1,201.2
Cost of products sold	818.8	204.8	—	1,023.6
SG&A	174.1	26.9	—	201.0
Amortization of intangibles	5.6	0.8	—	6.4
Impairment, restructuring and related non-recurring charges	—	71.9	—	71.9
Interest expense, net	12.5	—	—	12.5
Other (income) and expense, net	(0.5)	—	—	(0.5)
Earnings (loss) before taxes	31.3	(144.9)	—	(113.6)
Income tax provision (benefit)	10.0	(43.7)	(13.0)	(46.7)
Net earnings (loss)	$21.3	$(101.2)	$13.0	$(66.9)
Effective tax rate (benefit)	32.0%	(30.2%)	NM	(40.3%)

Six Months Ended July 31, 2004

	Ongoing Businesses	Businesses to be Exited	Income Tax Repatriation	Consolidated Kellwood
Net sales	$1,085.2	$161.3	$—	$1,246.6
Cost of products sold	835.6	132.0	—	967.6
SG&A	176.0	30.3	—	206.2
Amortization of intangibles	6.1	0.8	—	6.9
Interest expense, net	13.0	—	—	13.0
Other (income) and expense, net	(0.8)	—	—	(0.9)
Earnings (loss) before taxes	55.4	(1.7)	—	53.6
Income tax provision (benefit)	19.0	(0.6)	—	18.4
Net earnings (loss)	$36.4	$(1.1)	$—	$35.3
Effective tax rate (benefit)	34.3%	(34.3%)	NM	34.3%

NM - Not Meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Ongoing Operations: The following tables provide non-GAAP summarized financial data for the three and six month periods ended July 30, 2005 and July 31, 2004, for the ongoing businesses (percentages are calculated based on actual data, but columns may not add due to rounding). These tables present the same information for the ongoing businesses as presented in the Reconciliation of Operating Results shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

	Three months ended			Six months ended
	July 30, 2005	July 31, 2004	Percent Change	July 30, 2005	July 31, 2004	Percent Change
Net sales	$488.2	$482.5	1.2%	$1,041.8	$1,085.2	(4.0%)
Cost of products sold	389.4	372.1	4.6%	818.8	835.6	(2.0%)
Gross profit	98.9	110.4	(10.5%)	223.0	249.6	(10.7%)
SG&A	82.2	84.8	(3.0%)	174.1	176.0	(1.0%)
Operating earnings before amortization (1)	16.6	25.7	(35.1%)	48.9	73.7	(33.6%)
Amortization of intangibles	2.8	3.1	(8.5%)	5.6	6.1	(8.6%)
Operating earnings	13.8	22.6	(38.8%)	43.3	67.6	(35.9%)
Interest expense, net	5.9	6.8	(12.5%)	12.5	13.0	(3.8%)
Other (income) and expense, net	(0.3)	(0.7)	(51.8%)	(0.5)	(0.8)	(39.1%)
Earnings before taxes	8.3	16.5	(50.0%)	31.3	55.4	(43.5%)
Income taxes	2.6	5.7	(53.3%)	10.0	19.0	(47.2%)
Net earnings	$5.6	$10.9	(48.3%)	$21.3	$36.4	(41.6%)
Effective tax rate	32.0%	34.3%		32.0%	34.3%

	Three months ended			Six months ended
As a percentage of net sales:	July 30, 2005	July 31, 2004	% Point Change	July 30, 2005	July 31, 2004	% Point Change
Net sales	100.0%	100.0%		100.0%	100.0%
Cost of products sold	79.7%	77.1%	2.6%	78.6%	77.0%	1.6%
Gross profit	20.3%	22.9%	(2.6%)	21.4%	23.0%	(1.6%)
SG&A	16.8%	17.6%	(0.7%)	16.7%	16.2%	0.5%
Operating earnings before amortization (1)	3.4%	5.3%	(1.9%)	4.7%	6.8%	(2.1%)
Amortization of intangibles	0.6%	0.6%	(0.1%)	0.5%	0.6%	0.0%
Operating earnings	2.8%	4.7%	(1.8%)	4.2%	6.2%	(2.1%)
Interest expense, net	1.2%	1.4%	(0.2%)	1.2%	1.2%	0.0%
Other (income) and expense, net	(0.1%)	(0.1%)	0.1%	0.0%	(0.1%)	0.0%
Earnings before taxes	1.7%	3.4%	(1.7%)	3.0%	5.1%	(2.1%)
Income taxes	0.5%	1.2%	(0.6%)	1.0%	1.7%	(0.8%)
Net earnings	1.2%	2.3%	(1.1%)	2.0%	3.4%	(1.3%)

NM - Not meaningful

(1) Operating earnings before amortization is a non-GAAP measure that differs from operating earnings in that it excludes amortization of intangibles. Operating earnings before amortization should not be considered as an alternative to operating earnings. Operating earnings before amortization is the primary measure used by management to evaluate the Company’s performance, as well as the performance of the Company’s business units and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Seasonality. Kellwood’s businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall and holiday. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

Sales for ongoing businesses for the second quarter of 2005 were $488.2, increasing $5.7 or 1.2% versus last year due to increased sales of better plus price point men’s and junior sportswear brands partially offset by decreased sales of popular-to-moderately priced women’s brands and private label business. Sales for the six months ended July 30, 2005 were $1,041.8, decreasing $43.4 or 4.0% versus last year due to sales declines in the popular-to-moderately priced women’s brands partially offset by sales increases in the better plus price point men’s brands.

Gross profit for ongoing businesses for the second quarter of 2005 was $98.9 or 20.3% of sales, decreasing $11.5 or 2.6% of sales versus $110.4 or 22.9% of sales reported for the second quarter of 2004. For the six months ended July 30, 2005, gross profit was $223.0 or 21.4% of sales, decreasing $26.6 or 1.6% of sales versus $249.6 or 23.0% of sales compared to the corresponding period of the prior year. The decline in the Company’s gross margin rate for the three and six months ended July 30, 2005 resulted from competitive price pressure and higher markdown expense, primarily in the Women’s Sportswear segment, in the first and second quarters of 2005 as compared to the first and second quarters of 2004.

SG&A expense for ongoing businesses for the second quarter of 2005 decreased $2.6 or 3.0% compared to the second quarter of 2004 due to a decrease in overhead in business units experiencing lower sales. SG&A expense as a percentage of sales decreased to 16.8% in the second quarter of 2005 from 17.6% in the second quarter of 2004. SG&A expense for the six months ended July 30, 2005 decreased $1.9 or 1.0% compared to the corresponding period of the prior year. The decrease was primarily due to a decrease in overhead in business units experiencing lower sales partially offset by increased advertising expense. SG&A expense as a percentage of sales increased to 16.7% for the six months ended July 30, 2005 from 16.2% for the six months ended July 31, 2004 due to decreased sales.

Amortization of intangible assets for ongoing businesses remained relatively consistent for the three and six months ended July 30, 2005 compared to the corresponding periods of the prior year.

Income taxes. In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13.0 recorded during the second quarter of 2005 due to reversal of $23.0 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10.0 of taxes provided on earnings to be repatriated. To accomplish the repatriation, plans are for the Company’s foreign subsidiaries to pay dividends of $150.0 to the Company during the third and fourth quarters of 2005.

The Company’s effective tax rate on pretax earnings, excluding charges associated with the 2005 Restructuring Plan and the $13.0 effect of the repatriation described above, was lowered in 2005 (32.0% in 2005 versus 34.3% in 2004) as the Company is expected to benefit from the repatriation of this year’s foreign earnings under the Act. The Company’s expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future, and no taxes will be provided on these foreign earnings. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

The Company’s effective tax benefit rate on all charges associated with the 2005 Restructuring Plan was 30.0%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan.

The Company’s overall effective tax benefit rate for the three- and six-month periods ended July 30, 2005 was 39.2% and 40.3%, respectively. These rates are different than the U.S. statutory rate of 35.0% due primarily to the repatriation benefit described above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Business Units to be Exited and Impairment, Restructuring and Related Non-Recurring Charges: The following tables provide non-GAAP summarized financial data for the three and six month periods ended July 30, 2005 and July 31, 2004, for the business units to be exited and impairment, restructuring and related non-recurring charges (percentages are calculated based on actual data, but columns may not add due to rounding). These tables present the same information for the business units to be exited and the impairment, restructuring and related non-recurring charges as presented in the Reconciliation of Operating Results shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

	Three months ended			Six months ended
	July 30, 2005	July 31, 2004	Percent Change	July 30, 2005	July 31, 2004	Percent Change
Net sales	$73.6	$78.0	(5.6%)	$159.4	$161.3	(1.2%)
Cost of products sold	129.0	64.0	101.5%	204.8	132.0	55.1%
Gross (loss) profit	(55.4)	14.0	(496.6%)	(45.4)	29.3	(254.8%)
SG&A	12.6	14.5	(13.3%)	26.9	30.3	(11.2%)
Operating loss before amortization and impairment, restructuring and related non-recurring charges (1)	(68.0)	(0.6)	NM	(72.3)	(1.0)	NM
Amortization of intangibles	0.4	0.4	0.0%	0.8	0.8	0.0%
Impairment, restructuring and related non-recurring charges	71.9	—	NM	71.9	—	NM
Operating loss	(140.2)	(1.0)	NM	(144.9)	(1.7)	NM
Other (income) and expense, net	—	—	—	—	—	—
Loss before taxes	(140.2)	(1.0)	NM	(144.9)	(1.7)	NM
Income tax benefit	(42.2)	(0.3)	NM	(43.7)	(0.6)	NM
Net loss	$(98.0)	$(0.7)	NM	$(101.2)	$(1.1)	NM
Effective tax benefit rate	(30.1%)	(34.3%)		(30.2%)	(34.3%)

	Three months ended			Six months ended
As a percentage of net sales:	July 30, 2005	July 31, 2004	% Point Change	July 30, 2005	July 31, 2004	% Point Change
Net sales	100.0%	100.0%		100.0%	100.0%
Cost of products sold	175.2%	82.1%	93.1%	128.5%	81.8%	46.6%
Gross (loss) profit	(75.2%)	17.9%	(93.1%)	(28.5%)	18.2%	(46.6%)
SG&A	17.1%	18.7%	(1.5%)	16.9%	18.8%	(1.9%)
Operating loss before amortization and impairment, restructuring and related non-recurring charges (1)	(92.4%)	(0.8%)	(91.6%)	(45.3%)	(0.6%)	(44.7%)
Amortization of intangibles	0.5%	0.5%	0.0%	0.5%	0.5%	0.0%
Impairment, restructuring and related non-recurring charges	97.6%	0.0%	97.6%	45.1%	0.0%	45.1%
Operating loss	(190.6%)	(1.3%)	(189.3%)	(90.9%)	(1.1%)	(89.8%)
Other (income) and expense, net	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Loss before taxes	(190.6%)	(1.3%)	(189.3%)	(90.9%)	(1.1%)	(89.8%)
Income tax benefit	(57.4%)	(0.4%)	(56.9%)	(27.4%)	(0.4%)	(27.0%)
Net loss	(133.2%)	(0.8%)	(132.4%)	(63.5%)	(0.7%)	(62.8%)

NM - Not meaningful

See following page for footnote (1) to above tables.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

(1) Operating loss before amortization and impairment, restructuring and related non-recurring charges is a non-GAAP measure that differs from operating loss in that it excludes amortization of intangibles and impairment, restructuring and related non-recurring charges. Operating loss before amortization and impairment, restructuring and related non-recurring charges should not be considered as an alternative to operating loss. Operating loss before amortization and impairment, restructuring and related non-recurring charges is the primary measure used by management to evaluate the Company’s performance, as well as the performance of the Company’s business units and segments. Management believes the comparison of operating loss before amortization and impairment, restructuring and related non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and related non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating loss before amortization and impairment, restructuring and related charges may not be comparable to any similarly titled measure used by another company.

Business units to be Exited. Sales for the second quarter of 2005 were $73.6, decreasing $4.4 or 5.6% versus last year due primarily to sales allowances of the business units to be exited as part of the restructuring charges of $5.2. Gross (loss) profit for the second quarter of 2005 was ($55.4) or (75.2%) of sales versus $14.0 or 17.9% of sales reported for the second quarter of 2004. Included in gross (loss) profit in the second quarter of 2005 is $61.5 of sales allowances and inventory reserves related to the 2005 Restructuring Plan. SG&A for the second quarter of 2005 decreased $1.9 primarily due to a decrease in compensation expense.

Sales for the six months ended July 30, 2005 were $159.4, decreasing $1.9 or 1.2% versus last year primarily due to sales allowances of the business units to be exited of $5.2 partially offset by an increase in the private label denim menswear business. Gross (loss) profit for the six months ended July 30, 2005 was ($45.4) or (28.5%) of sales versus $29.3 or 18.2% of sales for the six months ended July 31, 2004. Included in gross (loss) profit in the six months ended July 30, 2005 is $61.5 of sales allowances and inventory reserves related to the 2005 Restructuring Plan. SG&A for the six months ended July 30, 2005 decreased $3.4 primarily due to a decrease in overhead in business units experiencing lower sales.

Segment results
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company’s business units are aggregated into the following reportable segments:
•	Women’s Sportswear,
•	Men’s Sportswear,
•	Other Soft Goods, and
•	General Corporate.

Reconciliation: The following tables provide the non-GAAP segment net sales and (loss) earnings for the three and six month periods ended July 30, 2005 and July 31, 2004, for the ongoing businesses and businesses to be exited separately. The tables present this breakdown of the Company’s operations in a manner that reconciles to the results for the consolidated Company. The non-GAAP segment net sales and (loss) earnings for the ongoing businesses are provided separately from businesses to be exited to enhance the user’s overall understanding of the Company’s current financial performance. The Company believes the non-GAAP segment net sales and (loss) earnings provide useful information to both management and investors by excluding sales and expenses that the Company believes are not indicative of the Company’s core operating results. Segment net sales and (loss) earnings for ongoing businesses are the primary measures used by management to evaluate the Company’s performance, as well as the performance of the Company’s business units and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Three months ended	July 30, 2005			July 31, 2004
Net sales	Ongoing Businesses	Businesses To be Exited	Consolidated Total	Ongoing Businesses	Businesses To be Exited	Consolidated Total
Women’s Sportswear	$284.0	$13.2	$297.2	$296.2	$23.5	$319.6
Men’s Sportswear	120.9	33.4	154.3	110.6	29.0	139.6
Other Soft Goods	83.4	27.0	110.4	75.8	25.5	101.3
Total net sales	$488.2	$73.6	$561.8	$482.5	$78.0	$560.5

	July 30, 2005			July 31, 2004
Segment earnings (loss)	Ongoing Businesses	Businesses To be Exited	Consolidated Total	Ongoing Businesses	Businesses To be Exited	Consolidated Total
Women’s Sportswear	$7.2	$(16.1)	$(8.9)	$18.6	$(0.1)	$18.5
Men’s Sportswear	15.6	(24.6)	(9.0)	12.4	2.1	14.5
Other Soft Goods	6.1	(27.3)	(21.2)	5.9	(2.6)	3.3
General Corporate	(12.2)	—	(12.2)	(11.2)	—	(11.2)
Total segment earnings (loss)	$16.6	$(68.0)	$(51.3)	$25.7	$(0.6)	$25.1

Six months ended	July 30, 2005			July 31, 2004
Net sales	Ongoing Businesses	Businesses To be Exited	Consolidated Total	Ongoing Businesses	Businesses To be Exited	Consolidated Total
Women’s Sportswear	$619.4	$37.8	$657.2	$699.9	$57.7	$757.5
Men’s Sportswear	251.9	66.8	318.8	220.9	46.9	267.8
Other Soft Goods	170.4	54.8	225.2	164.5	56.8	221.3
Total net sales	$1,041.8	$159.4	$1,201.2	$1,085.2	$161.3	$1,246.6

	July 30, 2005			July 31, 2004
Segment earnings (loss)	Ongoing Businesses	Businesses To be Exited	Consolidated Total	Ongoing Businesses	Businesses To be Exited	Consolidated Total
Women’s Sportswear	$28.6	$(18.2)	$10.4	$56.9	$3.9	$60.8
Men’s Sportswear	26.7	(23.9)	2.8	25.2	(0.1)	25.2
Other Soft Goods	16.4	(30.2)	(13.8)	15.3	(4.8)	10.6
General Corporate	(22.8)	—	(22.8)	(23.8)	—	(23.8)
Total segment earnings (loss)	$48.9	$(72.3)	$(23.3)	$73.7	$(1.0)	$72.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Ongoing businesses: Sales and segment earnings for ongoing businesses by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

	Three months ended			Six months ended
Net sales	July 30, 2005	July 31, 2004	Percent Change	July 30, 2005	July 31, 2004	Percent Change
Women’s Sportswear	$284.0	$296.2	(4.1%)	$619.4	$699.9	(11.5%)
Men’s Sportswear	120.9	110.6	9.3%	251.9	220.9	14.1%
Other Soft Goods	83.4	75.8	10.1%	170.4	164.5	3.6%
Total net sales	$488.2	$482.5	1.2%	$1,041.8	$1,085.2	(4.0%)

	Three months ended - amounts			Three months ended - percentages
Segment earnings	July 30, 2005	July 31, 2004	Percent Change	July 30, 2005	July 31, 2004	% Point Change
Women’s Sportswear	$7.2	$18.6	(61.3%)	2.5%	6.3%	(3.8%)
Men’s Sportswear	15.6	12.4	25.7%	12.9%	11.2%	1.7%
Other Soft Goods	6.1	5.9	3.5%	7.3%	7.7%	(0.5%)
General Corporate	(12.2)	(11.2)	8.8%	NM	NM	NM
Segment earnings	$16.6	$25.7	(35.1%)	3.4%	5.3%	(1.9%)

	Six months ended - amounts			Six months ended - percentages
Segment earnings	July 30, 2005	July 31, 2004	Percent Change	July 30, 2005	July 31, 2004	% Point Change
Women’s Sportswear	$28.6	$56.9	(49.7%)	4.6%	8.1%	(3.5%)
Men’s Sportswear	26.7	25.2	5.7%	10.6%	11.4%	(0.8%)
Other Soft Goods	16.4	15.3	6.9%	9.6%	9.3%	0.3%
General Corporate	(22.8)	(23.8)	(4.2%)	NM	NM	NM
Segment earnings	$48.9	$73.7	(33.6%)	4.7%	6.8%	(2.1%)

NM - Not meaningful

Women’s Sportswear - Ongoing. Sales of ongoing businesses for the second quarter of 2005 were $284.0 decreasing $12.2 or 4.1% versus last year due to a decrease in the traditionally styled popular-to-moderately priced women’s brands partially offset by growth in junior sportswear. Sales of ongoing businesses for the six months ended July 30, 2005 were $619.4, decreasing $80.5 or 11.5% versus last year due to reduced orders for some of the Company’s traditionally styled popular-to-moderately priced brands. The dress market has shrunk dramatically with some of the Company’s customers having either dropped the category altogether or significantly cut open-to-buy.

Segment earnings of ongoing businesses for the second quarter of 2005 were $7.2, down $11.4 from last year and for the six months ended July 30, 2005, were $28.6, down $28.3 from last year. Besides the decline in segment sales, segment earnings of ongoing businesses were also adversely impacted by a decline in gross profit as a percent of sales (3.6 percentage points for the second quarter of 2005 compared to the second quarter of 2004 and 2.3 percentage points for the six months ended July 30, 2005 compared to the six months ended July 31, 2004) related to markdown support provided to customers and higher off-price sales in the first and second quarters of 2005 compared to the first and second quarters of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Men’s Sportswear - Ongoing. Sales of ongoing businesses for the second quarter of 2005 were $120.9, increasing $10.3 or 9.3% versus last year. Sales of ongoing businesses for the six months ended July 30, 2005 were $251.9, increasing $31.0 or 14.1% versus last year. The sales increase for both periods was due to growth in the private label shirt business as well as the Phat Farm sportswear wholesale business, which the Company began selling during the second quarter of 2004.

Segment earnings of ongoing businesses for the second quarter of 2005 were $15.6, up $3.2 from last year, and for the six months ended July 30, 2004, were $26.7, up $1.5 from last year. The increase in earnings was due to the increase in sales and the earnings of the Phat Farm sportswear wholesale business, which did not begin in 2004 until the second quarter. The small year-to-year increase in segment earnings as compared to the strong growth in sales was due to a decrease in gross profit as a percent of sales primarily within the private label shirt programs.

Other Soft Goods - Ongoing. Sales of ongoing businesses for the second quarter of 2005 were $83.4, increasing $7.6 or 10.1% versus the second quarter of 2004. Sales of ongoing businesses for the six months ended July 30, 2005 were $170.4, increasing $5.9 or 3.6% from last year. The increase was due to the strength of the Company’s major consumer brands and flat retail selling prices across most product categories following several years of price deflation.

Segment earnings of ongoing businesses for the second quarter of 2005 increased slightly to $6.1 from $5.9 in the second quarter of 2004. Segment earnings of ongoing businesses for the six months ended July 30, 2005 increased slightly to $16.4 from $15.3 for the six months ended July 31, 2004. The segment earnings of ongoing businesses increased slightly despite the increase in sales due to a decrease in gross margin (3.1 percentage point decrease for the second quarter of 2005 compared to the second quarter of 2004 and 1.0 percentage point decrease for the six months ended July 30, 2005 compared to the six months ended July 31, 2004) related to competitive price pressure, rising raw material prices, change in product mix, higher markdown support provided to customers and higher off-price sales in the first and second quarters of 2005 compared to the first and second quarters of 2004.

General corporate expense for the second quarter of 2005 was $12.2, up $1.0 from last year. For the six months ended July 30, 2005, general corporate expense was $22.8, down $1.0 from last year.

FINANCIAL CONDITION
Cash flow from operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders’ equity, or total capital). As of July 30, 2005, the Company’s debt-to-capital ratio was 42.0%, up 1.6% and 2.5% from July 31, 2004 and January 29, 2005, respectively, primarily due to a decrease in equity related to the net loss incurred in the three month period ended July 30, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

Total cash outlays related to the 2005 Restructuring Plan are expected to be $47.0. Also, the Company has announced a share repurchase program of up to 10% or $75.0 of its stock. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program and to meet existing obligations.

Under the Company’s share buyback program, beginning on August 2, 2005, the Company repurchased 504,800 shares through September 1, 2005 at an average price of $24.61 per share.

During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 of foreign earnings. The repatriation of foreign earnings will result in the movement of cash balances from foreign subsidiaries to the United States. Total cash will be impacted only to the extent the foreign subsidiaries borrow additional funds.

Net cash provided by operating activities was $56.7 for the six months ended July 30, 2005 compared to $39.0 for the six months ended July 31, 2004. The $17.7 increase in net cash provided by operating activities from last year was due to year over year decreases in accounts receivable and inventories. The change in current deferred taxes and prepaid expenses and accounts payable and accrued expenses was primarily due to the movement of current taxes from accrued expenses to prepaid expenses due to the tax impact of the restructuring. The Company generated this cash from operating activities in spite of the net loss as the net loss included impairment, restructuring and other non-recurring charges of $93.4, all of which are non-cash charges in the period.

Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months’ sales and customer payment experience. The working capital fluctuations from January 29, 2005 to July 30, 2005 are primarily a result of seasonality of the Company’s businesses.

—
Accounts receivable increased $33.6 to $375.4 at July 30, 2005 from $341.8 at July 31, 2004 primarily due to the accounts receivable associated with the Phat Farm sportswear wholesale business and the increase in days sales outstanding. Days sales outstanding were 52 days as of July 30, 2005 compared to 49 days at July 31, 2004. The increase in days sales outstanding was due to increased sales to off-price customers who have longer terms and earlier settlement of markdown support with customers.

—
Inventories decreased $64.3 to $282.5 at July 30, 2005 from $346.8 at July 31, 2004. Days supply now stands at 53 days compared to 58 days at July 31, 2004. The decrease in inventories is primarily due to additional inventory reserves recorded related to the 2005 Restructuring Plan.

—
Accounts payable and accrued expenses increased $5.7 to $327.7 at July 30, 2005 from $322.0 at July 31, 2004 primarily as a result of reserves related to the 2005 Restructuring Plan partially offset by a decrease in inventory purchases at the end of the second quarter of 2005.

Net cash used in investing activities decreased to $19.6 for the six months ended July 30, 2005 from $154.7 for the six months ended July 31, 2004. The decrease was primarily due to the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) in the first quarter of 2004. The $19.6 of cash used in investing activities for the six months ended July 30, 2005 was due primarily to the additional cash purchase consideration paid to Briggs New York Corp. ($8.8) and Phat ($3.4) in the first and second quarters of 2005, respectively, and capital expenditures of $10.8.

Net cash (used in) provided by financing activities decreased to ($5.4) for the six months ended July 30, 2005 from $199.1 for the six months ended July 31, 2004. The $204.5 decrease was primarily due to proceeds from the Company’s 3.50% Convertible Senior Debentures in the first quarter of 2004.

During the second quarter of 2004, the Company privately placed $200.0 of 3.50% Convertible Senior Debentures. The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company intends to use the proceeds from the offering for general corporate purposes, which may include future acquisitions (see financial statement Note 6).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in Millions, except per share data)

On October 20, 2004, the Company executed a $400.0 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bore interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company’s leverage ratio. On September 1, 2005, the Credit Agreement was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the Credit Agreement changed the interest rate spread to LIBOR plus .60% to 1.45%. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated (see financial statement Note 6). It is not expected that any of these provisions will restrict the Company from normal operations. At April 30, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $22.5. In addition to this facility, the Company has $4.5 in outstanding letters of credit used by its foreign subsidiaries.

After the announcement of the 2005 Restructuring Plan, Standard & Poor’s downgraded the Company’s credit rating to BB from BBB-, and Moody’s downgraded the Company’s credit rating to Ba2 from Ba1. These actions are not expected to impact the Company’s operations.

Cash and cash equivalents increased $30.7 to $293.2 at July 30, 2005 from $262.5 at July 31, 2004. This increase was primarily due to positive cash flow from operations.

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

•	the economic effects of safeguards put in place on Chinese imports into the U.S.;

•	changes in the relative performance of the Company’s business units that could have an adverse impact on the business units’ forecasted cash flows, resulting in goodwill impairment charges;

•	changes in trends in the market segments in which the Company competes;

•	the performance of the Company’s products within the prevailing retail environment;

•	customer acceptance of both new designs and newly introduced product lines;

•	actions of competitors that may impact the Company’s business;

•	financial or operational difficulties encountered by customers or suppliers;

•	the economic impact of uncontrollable factors, such as terrorism and war;

•	disruptions to transportation systems or shipping lanes used by the Company or its suppliers;

•	continued satisfactory relationships with licensees and licensors of trademarks and brands;

•	ability to generate sufficient sales and profitability related to licensing agreements that contain significant minimum royalty payments;

•	ability to successfully complete the restructuring plan;

•	the impact of economic changes such as:

— the overall level of consumer spending for apparel,

— national and regional economic conditions,

— inflation or deflation,

— changes in oil prices, including their impact on fabric prices and/or transportation costs,

— currency exchange fluctuations,

— changes in interest rates and other capital market conditions;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At July 30, 2005, the Company’s debt portfolio was composed of 100% fixed-rate debt. Kellwood’s strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2005.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company’s long-term debt has a market value of approximately $463 million, which compares to the book value of $470 million. With respect to the Company’s fixed-rate debt outstanding at July 30, 2005, a 10% increase in interest rates would have resulted in approximately a $22.8 decrease in the market value of Kellwood’s fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24.7 increase in the market value of Kellwood’s fixed-rate debt.

In addition, the Company does not believe that foreign currency risk, commodity price or inflation risk are material to the Company’s business or its consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d- 15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, the Company announced a stock repurchase program. The Board of Directors authorized the Company to repurchase, at the Company’s discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75 million for this purpose. This program replaces the previous stock repurchase program authorized in September 2000.

Fiscal Month	Total Number of Shares (or Units) Purchased	Average Price as Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May (5/1/05 - 6/4/05)	—	$—	—	—
June (6/5/05 - 7/2/05)	—	—	—	—
July (7/3/05 - 7/30/05)	—	—	—	2,783,785
Total	—	$—	—	2,783,785

Under the Company’s share buyback program, beginning on August 2, 2005, the Company repurchased 504,800 shares through September 1, 2005 at an average price of $24.61 per share.

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

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share
May (5/1/05 - 6/4/05)	5,466	$25.82
June (6/5/05 - 7/2/05)	7,404	27.43
July (7/3/05 - 7/30/05)	—	—
Total	12,870	$26.74

Item 6. Exhibits

S.E.C. Exhibit
Reference No.	Description
4.10
Amendment No. 1 to Credit Agreement dated as of September 1, 2005 among Kellwood Company, certain commercial lending institutions, and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY

September 8, 2005	/s/ W. Lee Capps III
W. Lee Capps III
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

September 8, 2005	/s/ Gregory W. Kleffner
Gregory W. Kleffner
Vice President Finance and Controller
(Principal Accounting Officer)