Form 10-K/A
period 2005-01-29
KELLWOOD CO
filed 2006-01-13
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
                              (Amendment No. 2)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the fiscal year ended January 29, 2005

                                     OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------   ------------

                       COMMISSION FILE NUMBER: 1-7340


                              KELLWOOD COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              DELAWARE                                     36-2472410
----------------------------------           -----------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification Number)


600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                    63178
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code               (314) 576-3100


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
    Title of each class                        on which registered
    --------------------------------           --------------------------
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

At March 5, 2005, Kellwood Company had 27,765,464 shares of Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on June 2, 2005 are incorporated in Part III of this Form 10-K/A (Amendment No. 2).

EXPLANATORY NOTE
Kellwood Company (the Company) is filing this Amendment No. 2 on Form 10-K/A to amend, in its entirety, its Annual Report on Form 10-K for fiscal year ended January 29, 2005 (the Original Filing), which was filed with the Securities and Exchange Commission (the SEC) on March 16, 2005 and subsequently amended with a Form 10-K/A (Amendment No. 1) on May 11, 2005. On December 1, 2005, the Company concluded that it would restate certain historical financial information. Prior to the completion of the financial statements for the three and nine months ended October 29, 2005, the Company determined that it incorrectly accounted for freight, duty and agents' commission costs related to imports of goods at a regional accounting center which resulted in the understatement of accounts payable and cost of products sold. The Company identified this issue after the regional accounting center was centralized into the Company's financial services operations in St. Louis and subsequent review of accounting processes.

As more fully described in Note 2 to the Consolidated Financial Statements, the purpose of this Amendment No. 2 is to amend the Annual Report to reflect restated amounts due to the correction of the above described accounting error that resulted in the understatement of cost of products sold and current liabilities. In addition, the restatement reflects the effect of the correction of the underaccrual of liabilities related to a Death Benefits Program that had resulted in the understatement of selling, general, and administrative expenses and deferred taxes and other. This Form 10-K/A (Amendment No. 2) does not include any restatement of its originally filed Consolidated Balance Sheet at February 1, 2003 and Consolidated Statements of Earnings, Cash Flows and Shareowners' Equity for fiscal year ended February 1, 2003.

The previously issued financial statements included in the Form 10-K for the year ended January 29, 2005 should no longer be relied upon. Concurrent with this filing, the Company has also filed its amended Quarterly Reports on Form 10-Q/A for the quarters ended April 30, 2005 and July 30, 2005. All amounts referenced in these filings reflect the relevant amounts on a restated basis. As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A (Amendment No. 2).

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

(b) The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 15 to the Consolidated Financial Statements which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

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

     (iv) The Company is the owner of certain trade names essential to its business. The Company also holds licenses of certain trade names in each of their business segments having various terms which expire through 2009. Further information about the Company's trade names is set forth in the Company's 2004 Annual Report to Shareowners, under the caption "Industry Segment and Geographic Area Information," in Note 15 to the Consolidated Financial Statements, which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

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

(d) Except for its Smart Shirts operations in the Men's Sportswear segment, the Company's foreign manufacturing operations and customers have not been material. The Company owns all of the outstanding shares of Smart Shirts Limited, a Hong Kong corporation engaged in apparel manufacturing. The sales, operating profit, and net assets attributable to each segment are set forth under the caption "Industry Segment and Geographic Area Information" in Note 15 to Consolidated Financial Statements in the Company's 2004 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and which is incorporated herein by reference. Smart Shirts' operations are included in the Men's Sportswear segment and comprise 67% of sales and 65% of net assets of this segment for 2004; 71% of sales and 76% of net assets of this segment for 2003; and 78% of sales and 77% of net assets of this segment for 2002. Almost all of Smart Shirt's net assets are located outside of the United States. Almost all of Smart Shirt's sales were in the United States in 2004, 2003 and 2002. The risk attendant to the Company's Smart Shirts operations is believed to be slightly greater than that of domestic operations primarily due to uncertainty resulting from the elimination of quota in 2005, foreign currency risk, risk associated with operating in multiple foreign countries and political risk. Diversification of Smart Shirts' manufacturing capacity to various countries helps to mitigate these risks.

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

(e) Kellwood Company maintains a company website at www.kellwood.com. The Company makes available, free of charge through the website, its annual report on Form 10-K/A (Amendment No. 2), quarterly reports on Form 10-Q and Form 10-Q/A, and current reports on Form 8-K as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information relating to corporate governance at the Company, including the Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and corporate governance guidelines, is available at our website under the caption "Corporate Governance" and is also available in print to any shareowner who requests it.

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

PART II
-------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

                                         2004                                    2003
                           --------------------------------       --------------------------------
                                Stock Price      Dividends             Stock Price       Dividends
                              High       Low       Paid              High        Low       Paid
                           ---------  ---------  ---------        ----------  ---------  ---------
First Quarter              $   43.60  $   37.47  $    0.16        $    30.54  $   22.65  $    0.16
Second Quarter                 45.10      36.88       0.16             34.85      26.79       0.16
Third Quarter                  41.13      31.32       0.16             38.34      31.50       0.16
Fourth Quarter                 36.17      28.00       0.16             42.89      34.90       0.16

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

                      Total Number of          Average Price
       Period         Shares Purchased         Paid per Share
--------------------  ----------------         --------------
02/01/04 - 03/06/04              10,535        $        42.49
04/04/04 - 05/01/04               9,727                 42.36
06/06/04 - 07/03/04               5,624                 44.23
08/01/04 - 09/04/04              12,840                 38.52
09/05/04 - 10/02/04               6,383                 37.06
                      -----------------        --------------
Total                            45,109        $        40.78
                      =================        ==============

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Five Year Financial Summary," which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item constitutes part of the Company's 2004 Annual Report to Shareowners, under the caption "Market Risk Sensitivity and Inflation Risks," which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 10, 2005, except for Note 16, which is as of March 15, 2005, and except for the restatement described in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is January 11, 2006, constitute part of the Company's 2004 Annual Report to Shareowners, which is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
RESTATEMENT
As discussed in Note 2 to the consolidated financial statements, management of the Company has amended its Annual Report on Form 10-K for the year ended January 29, 2005 (fiscal 2004), to restate the Company's annual consolidated financial statements as of and for the years ended January 29, 2005 and January 31, 2004 and the selected unaudited quarterly financial data for each of the quarters within the years ended January 29, 2005 and January 31, 2004. The determination to restate these consolidated financial statements and other financial information was made as a result of management's identification of accounting errors resulting from accounting methods used at a regional accounting center to accrue for freight, duty and agents' commission costs related to imports of goods and related to the accounting for the Company's death benefits program. This resulted in the understatement of accounts payable, deferred income taxes and other, cost of products sold and selling, general and administrative expenses. The Company identified this issue after the regional accounting center was centralized into the Company's financial services operations in St. Louis and subsequent review of accounting processes.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As a result of the restatement discussed above, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e)) as of January 29, 2005. Based upon this re-evaluation and as a result of the material weakness discussed below under "Management's Report on Internal Control Over Financial Reporting (Restated)", the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective as of January 29, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED) The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f).

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of January 29, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, the Company did not maintain effective controls over the completeness and accuracy of accruals for freight, duty and agents' commission costs. Specifically, effective controls were not designed and in place to ensure the complete and accurate period-end accruals for freight, duty and agents' commission costs by the regional accounting center, which affected accounts payable and costs of products sold. This control deficiency resulted in the restatement of the Company's fiscal 2004 and fiscal 2003 annual consolidated financial statements and the interim condensed consolidated financial statements for quarterly periods ended July 30, 2005, April 30, 2005, and all quarterly periods in the years ended January 29, 2005 and January 31, 2004. Additionally, this control deficiency, until remediated, could result in a misstatement to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In the Company's original filing of the 2004 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of January 29, 2005. However, in connection with the restatement discussed in Note 2 to the consolidated financial statements, management has determined that the material weakness described above existed as of January 29, 2005. As a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2).

REMEDIATION OF MATERIAL WEAKNESS
Management took the following steps with respect to the control deficiencies set forth above:

     o Completed comprehensive walkthroughs of the business processes for accruing freight, duty and agents' commission costs at all business units.
     o Taken action to reassign responsibilities to ensure proper review of the freight, duty and agents' commission costs accruals at the affected business units.
     o Changed accounting processes relative to the affected business units, as necessary, such that accruals for these items will be matched against inventory received.

Additionally, management is in the process of taking or will take the following steps:
     o Making presentations to all business unit Chief Financial Executives covering the proper analysis and processes in these areas.
     o Standardizing the accounting for the absorption and accrual of inventory related freight, duty and agents' commissions within the standard cost systems.
     o Consolidating all remaining business unit or regional accounting departments into the St. Louis Financial Services group.
     o Automating the process of matching accruals for these items against inventory received.

Management believes that implementation of these actions will remediate the material weakness described above. To the extent they have been implemented, the changes in the Company's internal control over financial reporting described in the preceding paragraph were implemented subsequent to the year ended January 29, 2005.

MANAGEMENT'S CONSIDERATION OF THE RESTATEMENT
In coming to the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of January 29, 2005, management considered the restatement and material weakness described above. In addition, management considered among other things, the restatement related to the death benefits program as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K/A (Amendment No. 2). After reviewing and analyzing the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, paragraph 29 of Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and SAB Topic 5F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the death benefits program restatement adjustment did not have a material impact on the financial statements of prior interim or annual periods taken as a whole;
(ii) that the cumulative impact of the death benefits program restatement adjustment on shareowners' equity was not material on the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued consolidated financial statements for the death benefits program adjustment solely because it is already restating previously issued consolidated financial statements for the freight, duty and agents' commission costs adjustment described above, management concluded that the control deficiency that resulted in the death benefits program restatement adjustment did not constitute a material weakness in internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) Executive Officers of the Registrant as of March 5, 2005:

Name of Officer            Age      Office and Employment During the Last Five Years
-----------------------    ---      ------------------------------------------------
Hal J. Upbin                66      Chairman and Chief Executive Officer since December 2, 2003;
                                    Chairman, President and Chief Executive Officer (1999-2003);
                                    President and Chief Executive Officer (1997-1999)

Robert C. Skinner, Jr.      50      President and Chief Operating Officer since December 2, 2003;
                                    Vice President and President Menswear (2002-2003);
                                    President Kellwood Menswear (2000-2002);
                                    Corporate Group Vice President of Oxford Industries (1998-2000);
                                    President of Oxford Shirt Group, Oxford Industries (1987-2000)

W. Lee Capps III            57      Executive Vice President Finance and Chief Financial Officer since December 2, 2003;
                                    Senior Vice President Finance and Chief Financial Officer (2002-2003);
                                    Vice President Finance and Chief Financial Officer (2000-2002);
                                    Vice President Corporate Development (1998-2000)

Stephen L. Ruzow            61      Executive Vice President and President Womenswear since December 2, 2003;
                                    Vice President and President Womenswear (2003);
                                    President Womenswear (2001-2003);
                                    Chairman and Chief Executive Officer of Pegasus Apparel Group (1998-2001)

Thomas H. Pollihan          55      Senior Vice President, Secretary and General Counsel since March 7, 2002;
                                    Vice President, Secretary and General Counsel (1993-2002)

Lawrence E. Hummel          62      Vice President Finance since November 26, 2002;
                                    Vice President Controller (1992-2002)

Roger D. Joseph             63      Vice President Treasurer and Investor Relations since December 1, 2000;
                                    Vice President Treasurer (1992-2000)

Donna B. Weaver             54      Vice President Corporate Communications since April 24, 2002;
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


EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------------------
     Plan Category              Number Of Securities To      Weighted-Average        Number Of Securities Remaining
                                Be Issued Upon Exercise      Exercise Price Of       Available For Future Issuance Under
                                Of Outstanding Options,      Outstanding Options,    Equity Compensation Plans (Excluding
                                Warrants And Rights          Warrants And Rights     Securities Reflected In Column (A))
-----------------------------------------------------------------------------------------------------------------------------
                                         (A)                         (B)                          (C)
-----------------------------------------------------------------------------------------------------------------------------
 Equity Compensation Plans
   Approved by Security Holders        2,633,450                   $28.26                      2,793,787
Equity Compensation Plans not
   Approved by Security Holders          N/A                         N/A                          N/A
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL                         2,633,450                   $28.26                      2,793,787
-----------------------------------------------------------------------------------------------------------------------------

Additional information required by this Item is set forth under the caption "Stock Plans" in Note 10 to the Consolidated Financial Statements included in the Company's 2004 Annual Report to Shareowners, which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

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

PART IV
-------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 10, 2005, except for Note 16 which is as of March 15, 2005, and except for the restatement described in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is January 11, 2006, constitute part of the 2004 Annual Report to Shareowners which information is included in Exhibit 13 to this Form 10-K/A (Amendment No. 2) and is incorporated herein by reference.

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

4.3 - Note Agreement dated July 1, 1993, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1993, SEC File No. 1-7340.

4.4 - Rights to Acquire Series A Junior Preferred Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3, 1996, SEC File No. 1-7340, and Amendment dated November 21, 2000 incorporated herein by reference to Form 10-K/A (Amendment No. 2) for the fiscal year ended February 3, 2001, SEC File No. 1-7340.

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

10.1* - Employment Agreement dated December 1, 1999, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to Form 10-K/A (Amendment No. 2) for the transition period ended January 31, 2000, SEC File No. 1-7340.

10.2* - Restricted Stock Compensation Plan of 1969, as Amended, incorporated herein by reference to Form 10-K/A (Amendment No. 1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

10.3* - Form of Employment Agreement regarding change of control matters dated November 30, 1984, between Kellwood Company and executive officers, incorporated herein by reference to Form 10-K/A (Amendment No. 2) for the fiscal year ended April 30, 1985, SEC File No. 1-7340.

10.4* - 1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendixes A & B to the Company's definitive Proxy Statement dated July 13, 1995, SEC File No. 1-7340.

10.5* - Executive Deferred Compensation Plan, adopted and effective as of January 1, 1997; and Executive Deferred Compensation Plan Amendment, adopted March 18, 1997, incorporated herein by reference to Form 10-K/A (Amendment No. 2) for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

10.6** - Information Technology Service Agreement between Kellwood Company and Electronic Data Systems Corporation dated March 31, 2002, incorporated herein by reference to Form 10-K/A (Amendment No. 2) for the fiscal year ended February 2, 2002, SEC File No. 1-7340.

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

10.16* - Form of annual compensation term sheet for W. Lee Capps III, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.6 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.17*          - Form of annual compensation term sheet for Thomas H.
                Pollihan, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.7 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.18* - Summary of Non-Employee Directors' Compensation, incorporated herein by reference to Form 10-K/A (Amendment No. 1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

10.19* - Form of Death Benefit Agreement dated June 2, 1994 entered into between the Company and each of Hal J. Upbin and Thomas
                H. Pollihan, effective June 2, 1994, incorporated herein by reference to Form 10-K/A (Amendment No. 1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

10.20* - Form of First Amendment to Death Benefit Agreement dated May 22, 2001 entered into between the Company and each of Hal J. Upbin and Thomas H. Pollihan, effective December 8, 2000, incorporated herein by reference to Form 10-K/A (Amendment No. 1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

13 - Portions of the Annual Report to Shareowners for the year ended January 29, 2005, which are incorporated by reference in this Form 10-K/A (Amendment No. 2), filed herewith.

21              - Subsidiaries of the Company, filed herewith.

23 - Consent of Independent Registered Public Accounting Firm, filed herewith.

24              - Powers of Attorney: Ms. Dickerson and Page and Messrs.
                Baer, Bloom, Hunter, Katzen, Skinner, Upbin and Weinberg, filed herewith.

S.E.C. Exhibit
Reference No.   Description
-------------   -----------

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

                           KELLWOOD COMPANY

Dated: January 13, 2006
                           /s/ Robert C. Skinner, Jr.
                           --------------------------------------
                           Robert C. Skinner, Jr.
                           President and Chief Executive Officer

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

Signature                                            Title                                       Date
---------                                            -----                                       ----

/s/ Robert C. Skinner, Jr.                           President and Chief Executive Officer       January 13, 2006
-----------------------------
Robert C. Skinner, Jr.

                                                     Chief Operating Officer and
/s/ W. Lee Capps III                                 Chief Financial Officer                     January 13, 2006
-----------------------------                        (principal financial officer)
W. Lee Capps III

/s/ Gregory W. Kleffner                              Vice President Finance and Controller       January 13, 2006
-----------------------------                        (principal accounting officer)
Gregory W. Kleffner

Robert J. Baer*                                      Director

Martin Bloom*                                        Director

Kitty G. Dickerson, Ph.D.*                           Director                                    /s/ W. Lee Capps III
                                                                                                 -----------------------------
                                                                                                 W. Lee Capps III
Jerry M. Hunter*                                     Director                                    *Attorney-in-fact
                                                                                                 March 16, 2005
Larry R. Katzen*                                     Director

Janice E. Page*                                      Director

Hal J. Upbin*                                        Director

Harvey A. Weinberg*                                  Director