Form 10-Q/A
period 2005-04-30
KELLWOOD CO
filed 2006-01-13
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                              (Amendment No. 1)

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 2005

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from                  to
                                       ---------------    ----------------


                        Commission File Number 1-7340

                              KELLWOOD COMPANY
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-2472410
---------------------------------                     ------------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                    63178
---------------------------------------------------                 ----------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES X NO
                                               ---   ---

Number of shares of common stock, par value $.01, outstanding at April 30, 2005 (only one class): 27,797,719.

                              KELLWOOD COMPANY
                              ----------------

EXPLANATORY NOTE
Kellwood Company (the Company) is filing this Amendment No. 1 on Form 10-Q/A to amend, in its entirety, its Quarterly Report on Form 10-Q for the three months ended April 30, 2005 (the Original Filing), which was filed with the Securities and Exchange Commission (the SEC) on June 9, 2005. On December 1, 2005, the Company concluded that it would restate certain historical financial information. Prior to the completion of the financial statements for the three and nine months ended October 29, 2005, the Company determined that it incorrectly accounted for freight, duty and agents' commission costs related to imports of goods at a regional accounting center which resulted in the understatement of accounts payable and cost of products sold. The Company identified this issue after the regional accounting center was centralized into the Company's financial services operations in St. Louis and subsequent review of accounting processes.

As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the purpose of this Amendment No. 1 is to amend the Quarterly Report to reflect restated amounts due to the correction of the above described accounting error that resulted in the understatement of cost of products sold and current liabilities. In addition, the restatement reflects the effect of the correction of the underaccrual of liabilities related to a Death Benefits Program that had resulted in the understatement of selling, general and administrative expenses and deferred taxes and other.

The previously issued financial statements included in the Form 10-Q for the quarterly period ended April 30, 2005 and the Form 10-K for the year ended January 29, 2005, should no longer be relied upon. Concurrent with this filing, the Company has also filed its amended Quarterly Report on Form 10-Q/A for the second quarter of fiscal 2005 and amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended January 29, 2005. All amounts referenced in these filings reflect the relevant amounts on a restated basis. As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

                                    INDEX
                                    -----
                                                                       Page No.
                                                                       --------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):
                 Condensed Consolidated Balance Sheet                       3
                 Condensed Consolidated Statement of Earnings               4
                 Condensed Consolidated Statement of Cash Flows             5
                 Notes to Condensed Consolidated Financial
                   Statements                                            6-18

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        19-25

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                             25

         Item 4. Controls and Procedures                                26-27

PART II.         OTHER INFORMATION

         Item 2. Unregistered Sales of Equity Securities and Use
                   of Proceeds                                             28

         Item 4. Submission of Matters to a Vote of Security Holders       28

         Item 6. Exhibits                                                  29

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  ------------------------------------------------
                                               (Amounts in thousands)

                                                               April 30,            May 1,           January 29,
                                                                 2005                2004               2005
                                                           ---------------     ---------------     ---------------
                                                              Restated -          Restated -          Restated -
                                                              see Note 2          see Note 2          see Note 2
ASSETS
------
Current assets:
    Cash and cash equivalents                              $       279,243     $        72,672     $       261,395
    Receivables, net                                               375,261             388,317             381,697
    Inventories                                                    275,301             247,384             331,602
    Current deferred taxes and prepaid expenses                     54,421              70,506              55,220
                                                           ---------------     ---------------     ---------------
         Total current assets                                      984,226             778,879           1,029,914

Property, plant and equipment, net                                  93,739              94,706              95,807
Intangible assets, net                                             188,757             227,298             191,958
Goodwill                                                           224,620             186,597             223,982
Other assets                                                        34,445              31,250              36,641
                                                           ---------------     ---------------     ---------------
Total assets                                               $     1,525,787     $     1,318,730     $     1,578,302
                                                           ===============     ===============     ===============


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Notes payable and current
     portion of long-term debt                             $            94     $        18,153     $           149
    Accounts payable                                               151,941             152,273             183,756
    Accrued salaries and employee benefits                          31,923              38,892              43,787
    Other accrued expenses                                          64,865              78,602              85,981
                                                           ---------------     ---------------     ---------------
         Total current liabilities                                 248,823             287,920             313,673

Long-term debt                                                     469,690             271,875             469,657
Deferred income taxes and other                                     83,387              77,361              81,448

Shareowners' equity:
    Common stock                                                   271,270             267,426             270,264
    Retained earnings                                              562,762             528,604             555,387
    Accumulated other comprehensive income (loss)                  (10,910)            (11,581)            (11,396)
    Less treasury stock, at cost                                   (99,235)           (102,875)           (100,731)
                                                           ---------------     ---------------     ---------------
         Total shareowners' equity                                 723,887             681,574             713,524
                                                           ---------------     ---------------     ---------------

Total liabilities and shareowners' equity                  $     1,525,787     $     1,318,730     $     1,578,302
                                                           ===============     ===============     ===============



See notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
          --------------------------------------------------------
                (Amounts in thousands, except per share data)

                                                    Three Months Ended
                                             -------------------------------
                                               April 30,           May 1,
                                                 2005               2004
                                             -------------     -------------
                                               Restated -        Restated -
                                               see Note 2        see Note 2

Net sales                                    $     639,379     $     686,103

Costs and expenses:
    Cost of products sold                          506,213           529,521
    Selling, general and
     administrative expenses                       106,128           106,908
    Amortization of intangible assets                3,201             3,466
    Interest expense, net                            6,634             6,288
    Other (income) and expense, net                   (178)             (180)
                                             -------------     -------------

Earnings before income taxes                        17,381            40,100

Income taxes                                         5,562            13,790
                                             -------------     -------------

Net earnings                                 $      11,819     $      26,310
                                             =============     =============

Weighted average shares outstanding:
    Basic                                           27,759            27,090
                                             =============     =============
    Diluted                                         27,957            27,832
                                             =============     =============

Earnings per share:
    Basic                                    $        0.43     $        0.97
                                             =============     =============
    Diluted                                  $        0.42     $        0.95
                                             =============     =============
Dividends paid per share                     $        0.16     $        0.16
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

                                                                         Three months ended
                                                                ---------------------------------
                                                                  April 30,            May 1,
                                                                    2005                2004
                                                                -------------       -------------
                                                                  Restated -          Restated -
                                                                  see Note 2          see Note 2
OPERATING ACTIVITIES:

Net earnings                                                    $      11,819       $      26,310

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                  10,455              10,447
        Deferred income taxes and other                                 2,454               1,910

Changes in working capital components:
        Receivables, net                                                6,436             (65,665)
        Inventories                                                    56,301              68,697
        Current deferred taxes and prepaid expenses                       799              (3,934)
        Accounts payable and accrued expenses                         (56,916)            (22,135)
                                                                -------------       -------------
Net cash provided by operating activities                              31,348              15,630
                                                                -------------       -------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                             (4,862)             (3,878)
Acquisitions, net of cash acquired                                     (8,750)           (143,473)
Subordinated note receivable                                            1,375                   -
Dispositions of fixed assets                                              446                 692
                                                                -------------       -------------
Net cash used in investing activities                                 (11,791)           (146,659)
                                                                -------------       -------------

FINANCING ACTIVITIES:
Proceeds from notes payable and short-term borrowings, net                  -              15,657
Dividends paid                                                         (4,445)             (4,341)
Stock transactions under incentive plans                                2,736              13,230
                                                                -------------       -------------
Net cash (used in) provided by financing activities                    (1,709)             24,546
                                                                -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                17,848            (106,483)
Cash and cash equivalents, beginning of period                        261,395             179,155
                                                                -------------       -------------
Cash and cash equivalents, end of period                        $     279,243       $      72,672
                                                                =============       =============

Supplemental cash flow information:
        Interest paid                                           $       5,596       $       6,197
                                                                =============       =============
        Income taxes paid (refunded), net                       $         197       $      (2,552)
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

NOTE 1. ACCOUNTING POLICIES. It is the opinion of management that all adjustments necessary for a fair statement of results for the interim periods have been reflected in the condensed consolidated financial statements presented. Such adjustments were normal and recurring in nature. Accounting policies have been continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareowners on Form 10-K/A (Amendment No. 2) for 2004 (the fiscal year ended January 29, 2005). For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2004 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim.

RECLASSIFICATIONS. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS. On December 1, 2005, the Company concluded that it was necessary to restate herein its previously issued condensed consolidated statement of earnings for the three months ended April 30, 2005 and May 1, 2004, condensed consolidated statement of cash flows for the three months ended April 30, 2005 and May 1, 2004, and condensed consolidated balance sheet at April 30, 2005, January 29, 2005 and May 1, 2004. The consolidated balance sheet at January 29, 2005 has been restated in the Annual Report on Form 10-K/A (Amendment No. 2). This restatement corrects accounting errors detailed below. Additionally, all affected amounts described in these Notes to Condensed Consolidated Financial Statements have been restated.

Accrual of Freight, Duty and Agents' Commission Costs

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

After discovering the error, the Company corrected the accounting processes during the third quarter of 2005 so that there was an appropriate cutoff at October 29, 2005. Additionally, the Company reviewed the accruals for freight, duty and agents' commission costs at prior interim and year-end reporting dates. This review has been completed for the periods necessary to correctly present all of the periods contained in these unaudited, interim financial statements on a restated basis. This includes each of the points in time and periods set forth in the tables following the next two paragraphs.

The accounting error caused an understatement of cost of products sold in prior periods and a cumulative overstatement of earnings before income taxes of $8,861 ($5,630 after tax) as of April 30, 2005. The Company has determined that the accounting error overstated earnings before income taxes for the three months ended April 30, 2005 by $957 ($651 after tax) and understated earnings before income taxes for the three months ended May 1, 2004 by $2,017 ($1,271 after tax).

Death Benefits Program

In 2004 the Company determined that it had underaccrued for liabilities related to a Death Benefit Program that covers three present and nine former senior executives. This program was initiated in the early 1980's and is being phased out with no new participants since prior to 2000. Beginning in 2004, the Company began to record an annual charge in the amount necessary to appropriately state expense in each period. The Company did not record the past underaccrual at January 31, 2004 as it concluded that it was immaterial. The accounting error resulted in an understatement of selling, general and administrative expenses in years prior to 2004 and a cumulative overstatement of earnings before income taxes of $3,926 ($2,473 after tax) as of January 31, 2004. Prior to January 31, 2004, deferred income taxes and other on the Company's balance sheet was understated by $3,926 ($2,473 after tax).

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Combined Restatement Amounts

The financial statements for the three months ended April 30, 2005 and May 1, 2004 have been restated to correct for the accounting errors discussed above. The effect of these adjustments to the Company's condensed consolidated statement of earnings for both periods is detailed below.

                                                             Three months ended              Three months ended
                                                               April 30, 2005                   May 1, 2004
                                                     -------------------------------   -------------------------------
                                                       As Reported      As Restated      As Reported      As Restated
                                                     --------------   --------------   --------------   --------------
Net sales                                            $      639,379   $      639,379   $      686,103   $      686,103

Costs and expenses:
    Cost of products sold                                   505,256          506,213          531,538          529,521
    Selling, general and
     administrative expense                                 106,128          106,128          106,908          106,908
    Amortization of intangible assets                         3,201            3,201            3,466            3,466
    Interest expense, net                                     6,634            6,634            6,288            6,288
    Other (income) and expense, net                            (178)            (178)            (180)            (180)
                                                     --------------   --------------   --------------   --------------
Earnings before income taxes                                 18,338           17,381           38,083           40,100

Income tax provision                                          5,868            5,562           13,044           13,790
                                                     --------------   --------------   --------------   --------------
Net earnings                                         $       12,470   $       11,819   $       25,039   $       26,310
                                                     ==============   ==============   ==============   ==============
Earnings per share:
    Basic                                            $         0.45   $         0.43   $         0.92   $         0.97
                                                     ==============   ==============   ==============   ==============
    Diluted                                          $         0.45   $         0.42   $         0.90   $         0.95
                                                     ==============   ==============   ==============   ==============

The effect of the restatement on the Company's previously reported condensed consolidated balance sheet at April 30, 2005 and May 1, 2004, is detailed below.

                                          April 30, 2005                      May 1, 2004
                                   ----------------------------       ----------------------------
                                    As Reported    As Restated         As Reported    As Restated
                                   -------------  -------------       -------------  -------------
Accounts payable                   $     143,080  $     151,941       $     152,353  $     152,273
Accrued expenses                          69,550         64,865              80,025         78,602
Deferred income taxes and other           79,461         83,387              73,435         77,361
Retained earnings                        570,864        562,762             531,027        528,604
Shareowners' equity                      731,989        723,887             683,997        681,574

The effect of the restatement on the Company's previously reported condensed consolidated statement of cash flows for the three months ended April 30, 2005 and May 1, 2004 is detailed below.

                                                                               Three Months Ended
                                                     ---------------------------------------------------------------------
                                                                April 30, 2005                      May 1, 2004
                                                     ---------------------------------   ---------------------------------
                                                       As Reported       As Restated       As Reported       As Restated
                                                     ---------------   ---------------   ---------------   ---------------
Net earnings                                         $        12,470   $        11,819   $        25,039   $        26,310
Change in accounts payable and accrued expenses              (57,567)          (56,916)          (20,864)          (22,135)

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

In connection with the Company's acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). The additional cash purchase consideration for 2004 was $8,750 and was paid out during the first quarter of 2005.

NOTE 4. INVENTORIES.  Inventories consist of the following:

                                                            April 30,           May 1,         January 29,
                                                              2005               2004             2005
                                                          -------------     -------------     -------------
Inventories:
      Finished goods                                      $     206,702     $     183,496     $     258,867
      Work in process                                            32,612            30,085            36,352
      Raw materials                                              35,987            33,803            36,383
                                                          -------------     -------------     -------------
      Total Inventories                                   $     275,301     $     247,384     $     331,602
                                                          =============     =============     =============
      Net of obsolescence reserves of                     $      32,205     $      30,062     $      33,651
                                                          =============     =============     =============

NOTE 5. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets since the beginning of 2005 are as follows:

                                                  Goodwill       Intangibles
                                                 -----------     -----------
Balance as of January 29, 2005                   $   223,982     $   191,958
Changes:
    Contingent purchase price - Briggs                   541               -
    Contingent purchase price - Phat                      97               -
Amortization expense                                       -          (3,201)
                                                 -----------     -----------
Balance as of April 30, 2005                     $   224,620     $   188,757
                                                 ===========     ===========

NOTE 6. DEBT. On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from ..60% to 1.25% with such spread depending on the Company's leverage ratio. The Credit Agreement contains certain customary covenants, which, among other things, restrict the Company's ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Credit Agreement include requirements that the Company satisfy an interest coverage ratio and leverage ratio and a net worth maintenance covenant. It is not expected that any of these provisions will restrict the Company from normal operations.

At April 30, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $25,017. In addition to this facility, the Company has $4,787 in outstanding letters of credit used by its foreign subsidiaries.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures accrue interest at an annual rate of 3.50%, payable semi-annually until June 15, 2011. After June 15, 2011, interest will not be paid, but instead the recorded value of the bonds will increase until maturity. At maturity, the holder will receive the accreted principal amount which will be equal to the original principal amount of one thousand dollars per debenture plus the accreted interest. The conversion and other significant terms for these debentures are set forth in the Company's amended Form 10-K/A (Amendment No. 2) for the year ended January 29, 2005.

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

NOTE 7. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                 Three months ended
                                               ------------------------
                                                April 30,      May 1,
                                                  2005          2004
                                               ----------   -----------
Net earnings                                   $   11,819    $   26,310

Other comprehensive income (loss):
   Currency translation adjustment                    303          (334)
   Unrecognized gain on derivatives                   183           373
                                               ----------    ----------

   Total comprehensive income                  $   12,305    $   26,349
                                               ==========    ==========

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

                                                  Three months ended
                                               ------------------------
                                                April 30,      May 1,
                                                  2005          2004
                                               ----------    ----------
Net earnings as reported                       $   11,819    $   26,310
Stock-based employee compensation expense
determined under fair value-based method for
all stock option awards, net of tax effect         (5,246)         (844)
                                               ----------    ----------
Pro-forma net earnings                         $    6,573    $   25,466
                                               ==========    ==========

Earnings per share:
    Basic, as reported                         $     0.43    $     0.97
    Basic, pro-forma                           $     0.24    $     0.94
    Diluted, as reported                       $     0.42    $     0.95
    Diluted, pro-forma                         $     0.24    $     0.91

On March 10, 2005, the Company's Board of Directors approved an acceleration of the exercisability of all unvested portions of outstanding stock options granted to employees and executive officers on March 4, 2004, pursuant to the Kellwood Company 1995 Omnibus Incentive Stock Plan. These options had an exercise price greatly in excess of the stock price (were underwater), and were not fully achieving the original objective of incentive compensation. The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) becomes effective in 2006. Due to the significant difference between the current stock price and the option exercise price, it is unlikely that the expense otherwise required will accurately reflect compensation received.

There were approximately 455,000 unvested options, having an exercise price of $42.37 per share, subject to this acceleration (approximately 100,000 of these options are held by the executive officers). Pro-forma compensation expense shown above for the three months ended April 30, 2005 includes $4.2 million after tax ($6.2 million before tax) related to the acceleration of these options. See Note 11 for additional discussion of SFAS No. 123R.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 9. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                  Three months ended
                                               ------------------------
                                                April 30,      May 1,
                                                  2005          2004
                                               ----------    ----------

Numerator: Net earnings                        $   11,819    $   26,310
                                               ==========    ==========

Denominators (000's):

    Average shares outstanding - Basic             27,759        27,090

    Impact of stock options                           198           742
                                               ----------    ----------

    Average shares outstanding - Diluted           27,957        27,832
                                               ==========    ==========

Basic earnings per share                       $     0.43    $     0.97
                                               ==========    ==========

Diluted earnings per share                     $     0.42    $     0.95
                                               ==========    ==========

NOTE 10. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants, and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better plus -- upper price point women's sportswear sold principally to small specialty stores, regional department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Jax(R), David Dart(R), Dorby(TM), My Michelle(R), Briggs New York(R), Northern Isles(R) and David Brooks(R). Calvin Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) Dresses and Suits, David Meister(TM) and Bill Burns(R) are produced under licensing agreements.

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

     o OTHER SOFT GOODS designs, merchandises and sells intimate apparel, infant apparel and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty(R) and Sierra Design(R) for recreation products, Gerber(R) for infant apparel and Oscar de la Renta Pink Label(R) for intimate apparel.

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

Sales, segment earnings, and net assets by segment for the three month periods ended April 30, 2005 and May 1, 2004 are as follows:

                                                  Three months ended
                                               -------------------------
                                                April 30,      May 1,
                                                  2005          2004
                                               -----------   -----------
Net sales:
    Women's Sportswear                         $   360,048   $   437,977
    Men's Sportswear                               164,516       128,157
    Other Soft Goods                               114,815       119,969
                                               -----------   -----------
    Kellwood net sales                         $   639,379   $   686,103
                                               ===========   ===========

Segment earnings:
    Women's Sportswear                         $    18,499   $    44,244
    Men's Sportswear                                11,650        10,704
    Other Soft Goods                                 7,447         7,281
    General Corporate                              (10,558)      (12,555)
                                               -----------   -----------
    Total segments                                  27,038        49,674

Amortization of intangible assets                    3,201         3,466
Interest expense, net                                6,634         6,288
Other (income) and expense, net                       (178)         (180)
                                               -----------   -----------
Earnings before income taxes                   $    17,381   $    40,100
                                               ===========   ===========

Net assets at quarter-end:
    Women's Sportswear                         $   282,886   $   320,896
    Men's Sportswear                               222,818       172,085
    Other Soft Goods                                99,375        89,288
    General Corporate                              119,541       101,425
                                               -----------   -----------
    Continuing Operations                          724,620       683,694
    Discontinued Operations                           (733)       (2,120)
                                               -----------   -----------
    Kellwood total                             $   723,887   $   681,574
                                               ===========   ===========

NOTE 11. NEW ACCOUNTING STANDARDS. During October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The Company is in the process of completing an analysis of the Internal Revenue Code regulations arising from the Act and the amount of prior year earnings eligible for repatriation. Until this analysis is completed and the Company develops a defined plan for the use of the funds, it is not possible to determine the amount the Company will repatriate to the U.S. It is expected that the repatriation will be funded with a combination of foreign subsidiaries' cash and borrowings. The repatriation is expected to generate a net tax benefit due to previously provided U.S. tax, which will not be incurred under the new regulations.

The Company's effective tax rate was lowered in the first quarter of 2005 (32.0% in 2005 versus 34.3% in 2004) as the Company is expected to benefit from the repatriation of this year's offshore earnings under the Act. The Company's expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of earnings beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $3.0 million and $1.0 million (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

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

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION. On March 15, 2005, certain of the Company's subsidiaries became guarantors of the Company's public debt. Each subsidiary guarantor is wholly owned by the Company and organized in the United States. All guarantees are full and unconditional. Non-guarantors primarily consist of subsidiaries of the Company, which are organized outside the United States. The following condensed consolidating balance sheets, statements of earnings and statements of cash flows have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2005

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

ASSETS
Current Assets:
    Cash and cash equivalents         $   204,768    $     1,930     $   72,545    $         -     $   279,243
    Receivables, net                       72,968        280,891         21,402              -         375,261
    Inventories                           151,493         69,122         54,686              -         275,301
    Current deferred taxes and
     prepaid expenses                      48,022          1,992          4,407              -          54,421
                                      -----------    -----------     ----------    -----------     -----------
      Total current assets                477,251        353,935        153,040              -         984,226
Property, plant and equipment, net         49,723         13,220         30,796              -          93,739
Intercompany (payable) receivable        (934,855)       878,203         56,652              -               -
Intangible assets, net                     10,463        178,294              -              -         188,757
Goodwill                                    5,344        219,276              -              -         224,620
Investments in subsidiaries             1,293,121          1,218              -     (1,294,339)              -
Other assets                               27,141          2,760          4,544              -          34,445
                                      -----------    -----------     ----------    -----------     -----------
Total assets                          $   928,188    $ 1,646,906     $  245,032    $(1,294,339)    $ 1,525,787
                                      ===========    ===========     ==========    ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Notes payable and current
     portion of long-term debt        $         -    $        94     $        -    $         -     $        94
    Accounts payable                       77,556         42,113         32,272              -         151,941
    Other accrued expenses                 60,719         23,795         12,274              -          96,788
                                      -----------    -----------     ----------    -----------     -----------
      Total current liabilities           138,275         66,002         44,546              -         248,823
Long-term debt                            469,690              -              -              -         469,690
Deferred income taxes and other            69,417         13,822            148              -          83,387
Shareowners' equity                       250,806      1,567,082        200,338     (1,294,339)        723,887
                                      -----------    -----------     ----------    -----------     -----------
Total liabilities and
 shareowners' equity                  $   928,188    $ 1,646,906     $  245,032    $(1,294,339)    $ 1,525,787
                                      ===========    ===========     ==========    ===========     ===========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEET
MAY 1, 2004

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

ASSETS
Current Assets:
    Cash and cash equivalents         $    16,502    $     9,217     $    46,953   $         -     $    72,672
    Receivables, net                       67,756        299,883          20,678             -         388,317
    Inventories                           117,732         81,327          48,325             -         247,384
    Current deferred taxes and
     prepaid expenses                      59,690          3,466           7,350             -          70,506
                                      -----------    -----------     -----------   -----------     -----------
      Total current assets                261,680        393,893         123,306             -         778,879
Property, plant and equipment, net         52,072         14,694          27,940             -          94,706
Intercompany (payable) receivable        (830,809)       759,733          71,076             -               -
Intangible assets, net                     11,218        216,054              26             -         227,298
Goodwill                                    5,344        181,253               -             -         186,597
Investments in subsidiaries             1,215,481            941               -    (1,216,422)              -
Other assets                               27,756          2,713             781             -          31,250
                                      -----------    -----------     -----------   -----------     -----------
Total assets                          $   742,742    $ 1,569,281     $   223,129   $(1,216,422)    $ 1,318,730
                                      ===========    ===========     ===========   ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Notes payable and current
     portion of long-term debt        $    17,271    $       225     $       657   $         -     $    18,153
    Accounts payable                       67,277         62,499          22,497             -         152,273
    Other accrued expenses                 69,306         22,865          25,323             -         117,494
                                      -----------    -----------     -----------   -----------     -----------
      Total current liabilities           153,854         85,589          48,477             -         287,920
Long-term debt                            271,760            115               -             -         271,875
Deferred income taxes and other            62,907         14,311             143             -          77,361
Shareowners' equity                       254,221      1,469,266         174,509    (1,216,422)        681,574
                                      -----------    -----------     -----------   -----------     -----------
Total liabilities and
 shareowners' equity                  $   742,742    $ 1,569,281     $   223,129   $(1,216,422)    $ 1,318,730
                                      ===========    ===========     ===========   ===========     ===========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 29, 2005

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

ASSETS
Current Assets:
    Cash and cash equivalents         $   226,294    $     3,278     $    31,823   $         -     $   261,395
    Receivables, net                       85,408        274,890          21,399             -         381,697
    Inventories                           182,270         80,553          68,779             -         331,602
    Current deferred taxes and
     prepaid expenses                      47,262          3,525           4,433             -          55,220
                                      -----------    -----------     -----------   -----------     -----------
      Total current assets                541,234        362,246         126,434             -       1,029,914
Property, plant and equipment, net         50,862         14,045          30,900             -          95,807
Intercompany (payable) receivable        (940,581)       859,671          80,910             -               -
Intangible assets, net                     10,908        181,050               -             -         191,958
Goodwill                                    5,344        218,638               -             -         223,982
Investments in subsidiaries             1,391,231            245               -    (1,391,476)              -
Other assets                               28,200          2,828           5,613             -          36,641
                                      -----------    -----------     -----------   -----------     -----------
Total assets                          $ 1,087,198    $ 1,638,723     $   243,857   $(1,391,476)    $ 1,578,302
                                      ===========    ===========     ===========   ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Notes payable and current
     portion of long-term debt        $         -    $       149     $         -   $         -     $       149
    Accounts payable                      105,190         50,952          27,614             -         183,756
    Other accrued expenses                 71,039         34,531          24,198             -         129,768
                                      -----------    -----------     -----------   -----------     -----------
      Total current liabilities           176,229         85,632          51,812             -         313,673
Long-term debt                            469,652              5               -             -         469,657
Deferred income taxes and other            67,456         13,842             150             -          81,448
Shareowners' equity                       373,861      1,539,244         191,895    (1,391,476)        713,524
                                      -----------    -----------     -----------   -----------     -----------
Total liabilities and
 shareowners' equity                  $ 1,087,198    $ 1,638,723     $   243,857   $(1,391,476)    $ 1,578,302
                                      ===========    ===========     ===========   ===========     ===========

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
THREE MONTHS ENDED APRIL 30, 2005

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

Net sales                             $   353,575    $   234,828     $   159,166   $  (108,190)    $   639,379
Costs and expenses:
    Cost of products sold                 296,413        179,477         137,924      (107,601)        506,213
    SG&A                                   56,118         39,013          11,586          (589)        106,128
    Amortization of intangible assets         445          2,756               -             -           3,201
    Interest expense, net                   6,817            (81)           (102)            -           6,634
    Intercompany interest expense, net      1,295         (1,295)              -             -               -
    Other (income) and expense, net            (8)             4            (174)            -            (178)
    Intercompany other (income)/
     expense, net                          11,963        (11,963)              -             -               -
                                      -----------    -----------     -----------   -----------     -----------
Earnings before income taxes              (19,468)        26,917           9,932             -          17,381
Income taxes                               (7,972)        11,147           2,387             -           5,562
Equity in earnings of subsidiaries         23,315            973               -       (24,288)              -
                                      -----------    -----------     -----------   -----------     -----------
Net earnings                          $    11,819    $    16,743     $     7,545   $   (24,288)    $    11,819
                                      ===========    ===========     ===========   ===========     ===========


CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
THREE MONTHS ENDED MAY 1, 2004

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

Net sales                             $   358,924    $   281,620     $   134,880   $   (89,321)    $   686,103
Costs and expenses:
    Cost of products sold                 291,334        211,689         115,819       (89,321)        529,521
    SG&A                                   56,790         37,645          12,473             -         106,908
    Amortization of intangible assets         471          2,984              11             -           3,466
    Interest expense, net                   6,361           (319)            246             -           6,288
    Intercompany interest expense, net        694           (694)              -             -               -
    Other (income) and expense, net            40             62            (282)            -            (180)
    Intercompany other (income)/
     expense, net                          13,896        (13,896)              -             -               -
                                      -----------    -----------     -----------   -----------     -----------
Earnings before income taxes              (10,662)        44,149           6,613             -          40,100
Income taxes                               (3,805)        15,848           1,747             -          13,790
Equity in earnings of subsidiaries         33,167              8               -       (33,175)              -
                                      -----------    -----------     -----------   -----------     -----------
Net earnings                          $    26,310    $    28,309     $     4,866   $   (33,175)    $    26,310
                                      ===========    ===========     ===========   ===========     ===========

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED APRIL 30, 2005

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES       $    (9,529)   $    17,524     $    17,627   $     5,726     $    31,348
                                      -----------    -----------     -----------   -----------     -----------

INVESTING ACTIVITIES:
Additions to property, plant and
 equipment                                 (2,914)          (340)         (1,608)            -          (4,862)
Acquisitions, net of cash acquired         (8,750)             -               -             -          (8,750)
Subordinated note receivable                1,375              -               -             -           1,375
Dispositions of fixed assets                    1              -             445             -             446
                                      -----------    -----------     -----------   -----------     -----------
Net cash used in
 investing activities                     (10,288)          (340)         (1,163)            -         (11,791)
                                      -----------    -----------     -----------   -----------     -----------

FINANCING ACTIVITIES:

Dividends paid                             (4,445)             -               -             -          (4,445)
Stock transactions under incentive
 plans                                      2,736              -               -             -           2,736
Intercompany dividends                          -        (18,532)         24,258        (5,726)              -
                                      -----------    -----------     -----------   -----------     -----------
Net cash provided by
 (used in) financing activities            (1,709)       (18,532)         24,258        (5,726)         (1,709)
                                      -----------    -----------     -----------   -----------     -----------

Net change in cash and cash
 equivalents                              (21,526)        (1,348)         40,722             -          17,848
Cash and cash equivalents, beginning
 of period                                226,294          3,278          31,823             -         261,395
                                      -----------    -----------     -----------   -----------     -----------
Cash and cash equivalents, end
 of period                            $   204,768    $     1,930     $    72,545   $         -     $   279,243
                                      ===========    ===========     ===========   ===========     ===========

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MAY 1, 2004

                                        Kellwood
                                         Company      Subsidiary    Subsidiary    Consolidating    Consolidated
                                        (Parent)      Guarantors   Non-Guarantors  Adjustments        Total
                                      -----------    -----------   --------------  -----------     ------------

NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES       $    (1,883)   $    (6,098)    $     5,307   $    18,304     $    15,630
                                      -----------    -----------     -----------   -----------     -----------

INVESTING ACTIVITIES:
Additions to property, plant and
 equipment                                 (2,647)          (127)         (1,104)            -          (3,878)
Acquisitions, net of cash acquired       (143,473)             -               -             -        (143,473)
Dispositions of fixed assets                  108            583               1             -             692
                                      -----------    -----------     -----------   -----------     -----------
Net cash (used in) provided by
 investing activities                    (146,012)           456          (1,103)            -        (146,659)
                                      -----------    -----------     -----------   -----------     -----------

FINANCING ACTIVITIES:
Proceeds from notes payable and
   short-term borrowings, net              15,657              -               -             -          15,657
Dividends paid                             (4,341)             -               -             -          (4,341)
Stock transactions under incentive
 plans                                     13,230              -               -             -          13,230
Intercompany dividends                          -         13,203           5,101       (18,304)              -
                                      -----------    -----------     -----------   -----------     -----------
Net cash provided by
 (used in) financing activities            24,546         13,203           5,101       (18,304)         24,546
                                      -----------    -----------     -----------   -----------     -----------

Net change in cash and cash
 equivalents                             (123,349)         7,561           9,305             -        (106,483)
Cash and cash equivalents, beginning
 of period                                139,851          1,656          37,648             -         179,155
                                      -----------    -----------     -----------   -----------     -----------
Cash and cash equivalents, end
 of period                            $    16,502    $     9,217     $    46,953   $         -     $    72,672
                                      ===========    ===========     ===========   ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of April 30, 2005 and May 1, 2004, and in the condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the three month periods ended April 30, 2005 and May 1, 2004. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's
Annual Report to Shareowners on Form 10-K/A (Amendment No. 2) for 2004
(the fiscal year ended January 29, 2005).

OPERATING RESULTS
-----------------

On December 1, 2005, the Company concluded that it was necessary to restate herein its previously issued condensed consolidated statement of earnings for the three months ended April 30, 2005 and May 1, 2004, condensed consolidated statement of cash flows for the three months ended April 30, 2005 and May 1, 2004, and condensed consolidated balance sheet at April 30, 2005, January 29, 2005 and May 1, 2004. The consolidated balance sheet at January 29, 2005 has been restated in the Annual Report on Form 10-K/A (Amendment No. 2). This restatement corrects accounting errors detailed below. Additionally, all affected amounts described in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated.

Accrual of Freight, Duty and Agents' Commission Costs

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

After discovering the error, the Company corrected the accounting processes during the third quarter of 2005 so that there was an appropriate cutoff at October 29, 2005. Additionally, the Company reviewed the accruals for freight, duty and agents' commission costs at prior interim and year-end reporting dates. This review has been completed for the periods necessary to correctly present all of the periods contained in these unaudited, interim financial statements on a restated basis.

The accounting error caused an understatement of cost of products sold in prior periods and a cumulative overstatement of earnings before income taxes of $8.9 ($5.6 after tax) as of April 30, 2005. The Company has determined that the accounting error overstated earnings before income taxes for the three months ended April 30, 2005 by $1.0 ($0.7 after tax) and understated earnings before income taxes for the three months ended May 1, 2004 by $2.0 ($1.3 after tax).

Death Benefits Program

In 2004 the Company determined that it had underaccrued for liabilities related to a Death Benefit Program that covers three present and nine former senior executives. This program was initiated in the early 1980's and is being phased out with no new participants since prior to 2000. Beginning in 2004, the Company began to record an annual charge in the amount necessary to appropriately state expense in each period. The Company did not record the past underaccrual at January 31, 2004 as it concluded that it was immaterial. The accounting error resulted in an understatement of selling, general and administrative expenses in years prior to 2004 and a cumulative overstatement of earnings before income taxes of $3.9 ($2.5 after tax) as of January 31, 2004. Prior to January 31, 2004, deferred income taxes and other on the Company's balance sheet was understated by $3.9 ($2.5 after tax).

Operating Results

The apparel industry has experienced deflation for many years. As a result, the Company's past sales growth has come from acquisitions and investment in new brands and initiatives. Earnings growth has come from the past sales increases as well as increased operating efficiencies including control over costs.

The Company has continued to balance and further diversify its portfolio of brands by adding higher price point consumer brands in addition to developing its existing better-to-bridge price point brands. As a result of this shift in growth, the Company will discuss sales by major price points - better plus, and popular-to-moderate and private label. This is in addition to the Company's operating and reporting segment discussions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

Sales for the first quarter were $639.4, down $46.7, or 6.8%, from $686.1 for the first quarter of 2004. Sales in the popular-to-moderately priced brands and private label programs declined by $58.2 in the first quarter of 2005 compared to the first quarter of 2004. Most of this decrease occurred in the Women's Sportswear segment, which saw decreasing sales in the dress category and the core moderate brands. This decrease was partially offset by the increase in better plus priced brands of $11.5, primarily in the Men's Sportswear segment.

The Company's gross margin percentage decreased to 20.8% in the first quarter of 2005 from 22.8% in the first quarter of 2004 due to competitive price pressure, higher markdown expense in the first quarter of 2005 as compared to the first quarter of 2004 as well as a higher mix of lower margin private label products and customers.

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

SUMMARIZED FINANCIAL DATA for the three-month periods ended April 30, 2005 and May 1, 2004, are as follows (percentages are calculated based on actual data, but columns may not add due to rounding):

                                                 Amounts                          % of Net Sales
                                    -------------------------------      -------------------------------
                                    April 30,     May 1,    Percent      April 30,     May 1,    % Point
Three months ended                    2005        2004      Change         2005         2004     Change
                                    ---------   ---------   -------      ---------   ---------   -------
Net sales                           $   639.4   $   686.1    (6.8%)        100.0%      100.0%      0.0%
Cost of products sold                   506.2       529.5    (4.4%)         79.2%       77.2%      2.0%
                                    ---------   ---------   ------       --------      ------     -----
Gross profit                            133.2       156.6   (15.0%)         20.8%       22.8%     (2.0%)
SG&A                                    106.1       106.9    (0.7%)         16.6%       15.6%      1.0%
                                    ---------   ---------   ------       --------      ------     -----
Operating earnings before
    amortization (1)                     27.0        49.7   (45.6%)          4.2%        7.2%     (3.0%)
Amortization of intangibles               3.2         3.5    (7.7%)          0.5%        0.5%      0.0%
                                    ---------   ---------   ------       --------      ------     -----
Operating earnings                       23.8        46.2   (48.4%)          3.7%        6.7%     (3.0%)
Interest expense, net                     6.6         6.3     5.5%           1.0%        0.9%      0.1%
Other (income) and
    expense, net                         (0.2)       (0.2)    0.0%           0.0%        0.0%      0.0%
                                    ---------   ---------   ------       --------      ------     -----
Earnings before taxes                    17.4        40.1   (56.7%)          2.7%        5.8%     (3.1%)
Income taxes                              5.6        13.8   (59.7%)          0.9%        2.0%     (1.1%)
                                    ---------   ---------   ------       --------      ------     -----
Net earnings                        $    11.8   $    26.3   (55.1%)          1.8%        3.8%     (2.0%)
                                    =========   =========   ======       ========      ======     =====
Effective tax rate                      32.0%       34.4%
                                    =========   =========

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

SEASONALITY: Kellwood's businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall and holiday. Sales and earnings have historically been higher in the second half of the fiscal year. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

SALES for the first quarter of 2005 were $639.4, decreasing $46.7 or 6.8% versus last year. The decrease in sales was primarily due to sales declines in the popular-to-moderately priced and private label brands, primarily in the Women's Sportswear segment, partially offset by a sales increase in the better plus price point brands, primarily in the Men's Sportswear segment.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

GROSS PROFIT for the first quarter of 2005 was $133.2 or 20.8% of sales, representing a decrease of $23.4 or 2.0% of sales versus $156.6 or 22.8% of sales reported in the first quarter of last year. The decline in the Company's gross margin rate for the three months ended April 30, 2005, resulted from competitive price pressure, higher markdown expense in the first quarter of 2005 as compared to the first quarter of 2004 as well as a higher mix of lower margin private label products and customers.

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

INCOME TAXES. The Company's effective tax rate for the first quarter of 2005 was 32.0% compared to 34.4% in the first quarter of 2004. The tax rate was lowered in the first quarter as the Company is able to benefit from a combination of this year's repatriation of offshore earnings allowed under the newly enacted American Jobs Creation Act of 2004 and the Company's expectation that future foreign earnings will be permanently invested offshore. See financial statement Note 11.

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

Sales and segment earnings by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                          Three months ended
                                    -------------------------------
                                    April 30,     May 1,
Net sales                             2005         2004      Change
---------                           ---------   ---------   -------
     Women's Sportswear             $   360.0   $   438.0    (17.8%)
     Men's Sportswear                   164.5       128.2     28.4%
     Other Soft Goods                   114.8       120.0     (4.3%)
                                    ---------   ---------   -------
     Total net sales                $   639.4   $   686.1     (6.8%)
                                    =========   =========   =======

                                      Three months ended - amounts     Three months ended - % of net sales
                                    -------------------------------    -----------------------------------
                                    April 30,     May 1,    Percent     April 30,      May 1,     % Point
Segment earnings                      2005         2004      Change       2005         2004       Change
----------------                    ---------   ---------   -------     ---------     -------     -------
     Women's Sportswear             $    18.5   $    44.2    (58.2%)         5.1%       10.1%       (5.0%)
     Men's Sportswear                    11.7        10.7      8.8%          7.1%        8.4%       (1.3%)
     Other Soft Goods                     7.4         7.3      2.3%          6.5%        6.1%        0.4%
     General Corporate                  (10.6)      (12.6)   (15.9%)           NM          NM          NM
                                    ---------   ---------   -------     ---------     -------     -------
     Segment earnings               $    27.0   $    49.7    (45.6%)         4.2%        7.2%       (3.0%)
                                    =========   =========   =======     =========     =======     =======

     NM - Not meaningful

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

WOMEN'S SPORTSWEAR. Sales for the first quarter of 2005 were $360.0 decreasing $78.0 or 17.8% versus the first quarter of last year. The decrease in sales was due to two factors: the decreased dress market and reduced orders for some of the Company's traditionally styled moderately priced brands. The dress market has shrunk dramatically with some of the Company's customers having either dropped the category altogether or significantly cut open-to-buy. This has been an ongoing issue, and the Company has responded by discontinuing some of the smaller dress brands and consolidating all operations into one business unit.

Segment earnings for the first quarter of 2005 were $18.5, down $25.7 from last year. Besides the decline in segment sales, segment earnings were also adversely impacted by a 1.6 percentage point decline in gross margin as a percent of sales related to markdown support provided to customers and higher off-price sales in the first quarter of 2005 versus the first quarter of 2004.

MEN'S SPORTSWEAR. Sales for the first quarter of 2005 were $164.5, increasing $36.3 or 28.4% versus $128.2 in the first quarter of 2004. The sales increase was due to improvement in private label shirts and jeans as well as growth from the upper moderate to better priced brands. In addition, the Phat Farm sportswear wholesale business, which the Company began selling in the second quarter of 2004, contributed to the year-over-year sales growth.

Segment earnings for the first quarter of 2005 were $11.7, up $1.0 from last year. The increase in earnings was primarily due to the earnings of the Phat Farm sportswear wholesale business, which did not begin in 2004 until the second quarter. The small year-to-year increase in segment earnings as compared to the strong growth in sales was due to a decrease in gross profit as a percent of sales primarily within the private label programs and $1.0 in closing costs related to the Menswear Mexico plant.

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

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders' equity, or total capital). As of April 30, 2005, the Company's debt-to-capital ratio was 39.4% up 9.5% from May 1, 2004 and down 0.3% from January 29, 2005. The increase from May 1, 2004 was due to the privately placed convertible debt discussed below.

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

WORKING CAPITAL is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 29, 2005 to April 30, 2005 are primarily a result of seasonality of the Company's businesses.

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

Accounts payable and accrued expenses decreased $21.1 to $248.7 at April 30, 2005 from $269.8 at May 1, 2004 primarily as a result of a decrease in inventory purchases at the end of the first quarter and a decrease in accrued compensation.

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

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES decreased to ($1.7) for the three months ended April 30, 2005 from $24.5 for the three months ended May 1, 2004. The $26.2 change was primarily due to proceeds from the Company's short-term borrowings in the first quarter of 2004 that were not necessary in the first quarter of 2005 as well as a decrease of stock transactions in the Company's stock incentive plans during the first quarter of 2005.

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

On October 20, 2004, the Company executed a $400 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company's leverage ratio. The Credit Agreement replaces the Company's previous agreement, dated April 30, 2002, that was set to expire in May 2005 (see financial statement Note 6). At April 30, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $25.0. In addition to this facility, the Company has $4.8 in outstanding letters of credit used by its foreign subsidiaries.

CASH AND CASH EQUIVALENTS increased $206.5 to $279.2 at April 30, 2005 from $72.7 at May 1, 2004. This increase was due to the proceeds from the Company's issuance of $200 in convertible debentures and positive cash flow from operations.

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

     o the economic effects of safeguards, if any, put in place on Chinese imports into the U.S.;

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

The words "believe", "expect", "will", "estimate", "project", "forecast", "planned", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Form 10-Q/A are forward-looking.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At April 30, 2005, the Company's debt portfolio was composed of 100% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2005.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value that approximates its book value at April 30, 2005. With respect to the Company's fixed-rate debt outstanding at April 30, 2005, a 10% increase in interest rates would have resulted in approximately a $22.9 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24.8 increase in the market value of Kellwood's fixed-rate debt.

In addition, the Company does not believe that foreign currency risk, commodity price or inflation risk are expected to be material to the Company's business or its consolidated financial position, results of operations or cash flows.

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

As discussed in financial statement Note 2, included herein are amended condensed consolidated financial statements, which include the effects of the restatement for the three months ended April 30, 2005 and May 1, 2004, and the year ended January 29, 2005. In addition, management of the Company has amended its Form 10-Q for the quarterly period ended July 30, 2005 and its Form 10-K for the year ended January 29, 2005, to restate the Company's consolidated financial statements and to restate Management's Report on Internal Control Over Financial Reporting. The determination to restate these consolidated financial statements was made as a result of management's identification of accounting errors resulting from accounting methods used at a regional accounting center to accrue for freight, duty and agents' commission costs related to imports of goods. This resulted in the understatement of cost of products sold and current liabilities. The Company identified this issue during the third quarter of 2005 after the regional accounting center was centralized into the Company's financial services operations in St. Louis and subsequent review of accounting processes.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, the Company did not maintain effective controls over the completeness and accuracy of accruals for freight, duty and agents' commission costs. Specifically, effective controls were not designed and in place to ensure the complete and accurate period-end accruals for freight, duty and agents' commission costs by the regional accounting center, which affected accounts payable and costs of products sold. This control deficiency resulted in the restatement of the Company's fiscal 2004 and fiscal 2003 annual consolidated financial statements and interim condensed consolidated financial statements for quarterly periods ended July 30, 2005, April 30, 2005, and all quarterly periods in the years ended January 29, 2005 and January 31, 2004. Additionally, this control deficiency, until remediated, could result in a misstatement to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. This material weakness continues to exist as of April 30, 2005.

Management of the Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2005. Based upon this evaluation and as a result of the material weakness discussed above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were not effective as of April 30, 2005. Notwithstanding the material weakness discussed above, the Company's management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

-------------------------------------------

Management's Consideration of the Restatement

In coming to the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of April 30, 2005, management considered the restatement and material weakness described above. In addition, management considered among other things, the restatement related to the death benefits program as disclosed in financial statement Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A. After reviewing and analyzing the SEC's Staff Accounting Bulletin ("SAB") No. 99, Materiality, paragraph 29 of Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and SAB Topic 5F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the death benefits program restatement adjustment did not have a material impact on the consolidated financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the death benefits program restatement adjustment on shareowners' equity was not material to the consolidated financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued consolidated financial statements for the death benefits program adjustment solely because it is already restating previously issued consolidated financial statements for the freight, duty and agents' commission costs adjustment described above, management concluded that the control deficiency that resulted in the death benefits program restatement adjustment did not constitute a material weakness in internal control over financial reporting.

Remediation of Material Weakness

After identifying the material weakness during the third quarter of 2005, management took the following steps with respect to the control deficiency set forth above:

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

     o Standardizing the accounting for the absorption and accrual of inventory related freight, duty and agents' commission costs within the standard cost systems.

     o Consolidating all remaining business unit or regional accounting departments into the St. Louis Financial Services group.

     o Automating the process of matching accruals for these items against inventory received.

The changes in the Company's internal controls over financial reporting described in the preceding paragraph are being implemented subsequent to the quarter ended April 30, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                      Total Number of          Average Price
    Fiscal Month      Shares Purchased         Paid per Share
--------------------  ----------------         --------------
February                        16,291         $        28.75
April                            4,575                  28.86
                      ----------------         --------------
Total                           20,866         $        28.77
                      ================         ==============

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the June 2, 2005 Annual Meeting of Shareowners, the following matters were voted on by shareowners:

     o Five Directors were elected to serve two-year terms. The tabulation was as follows:

         Directors                   Shares Voted For           Shares Withheld
         -----------------           ----------------           ---------------
         Robert J. Baer                    23,636,402                 2,533,115
         Kitty G. Dickerson, Ph.D.         22,972,364                 3,197,153
         Jerry M. Hunter                   12,867,346                13,302,171
         Larry R. Katzen                   21,923,568                 4,245,949
         Harvey A. Weinberg                23,632,084                 2,537,433

         In addition, Janice E. Page was elected to serve a one-year term with 23,566,002 shares voted for and 2,603,515 shares withheld.

         Other directors whose term of office continued after the meeting are as follows:
            Martin Bloom
            Robert C. Skinner, Jr.
            Hal J. Upbin

     o Shareowners approved the Long-Term Incentive Plan of 2005. The tabulation was as follows:

         Shares Voted For  Shares Against  Shares Abstaining  Broker Non-Votes
         ----------------  --------------  -----------------  ----------------

               17,565,392       6,046,685            388,971         2,168,469

     o Shareowners approved the 2005 Stock Plan for Non-Employee Directors. The tabulation was as follows:

         Shares Voted For  Shares Against  Shares Abstaining  Broker Non-Votes
         ----------------  --------------  -----------------  ----------------

               18,050,437       5,559,069            391,541         2,168,470

     o Shareowners rejected a shareowner proposal that requested that the Board of Directors establish an Office of the Board of Directors to enable direct communications on corporate governance matters, including meetings, between non-management directors and shareowners. The tabulation was as follows:

         Shares Voted For  Shares Against  Shares Abstaining  Broker Non-Votes
         ----------------  --------------  -----------------  ----------------

                1,067,607      22,883,044             50,398         2,168,468

ITEM 6. EXHIBITS
----------------

         S.E.C. Exhibit
         Reference No.    Description
         --------------   -----------

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

                10.25*    Form of Deferred Stock Units Agreement, incorporated herein by reference to
                          Exhibit 99.6 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

                10.26*    Amendment to annual compensation term sheet dated June 1, 2005, between Kellwood
                          Company and W. Lee Capps III, incorporated herein by reference to Item 1.01, subsection E of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

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

KELLWOOD COMPANY


January 13, 2006         /s/ W. Lee Capps III
                         ---------------------------------------------------
                         W. Lee Capps III
                         Chief Operating Officer and Chief Financial Officer
                         (Principal Financial Officer)

January 13, 2006         /s/ Gregory W. Kleffner
                         ---------------------------------------------------
                         Gregory W. Kleffner
                         Vice President Finance and Controller
                         (Principal Accounting Officer)