Form 10-Q/A
period 2005-07-30
KELLWOOD CO
filed 2006-01-13
CIK 55080

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

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     --------------------    -----------------


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). YES    NO X
                                       ---   ---

Number of shares of common stock, par value $.01, outstanding at July 30, 2005 (only one class): 27,843,760.

                              KELLWOOD COMPANY
                              ----------------

EXPLANATORY NOTE
Kellwood Company (the Company) is filing this Amendment No. 1 on Form 10-Q/A to amend, in its entirety, its Quarterly Report on Form 10-Q for the three and six months ended July 30, 2005 (the Original Filing), which was filed with the Securities and Exchange Commission (the SEC) on September 8, 2005. On December 1, 2005, the Company concluded that it would restate certain historical financial information. Prior to the completion of the financial statements for the three and nine months ended October 29, 2005, the Company determined that it incorrectly accounted for freight, duty and agents' commission costs related to imports of goods at a regional accounting center which resulted in the understatement of accounts payable and cost of products sold. The Company identified this issue after the regional accounting center was centralized into the Company's financial services operations in St.
Louis and subsequent review of accounting processes.

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

The previously issued financial statements included in the Form 10-Q for the quarterly period ended July 30, 2005 and the Form 10-K for the year ended January 29, 2005, should no longer be relied upon. Concurrent with this filing, the Company has also filed its amended Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2005 and amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended January 29, 2005. All amounts referenced in these filings reflect the relevant amounts on a restated basis. As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

                                    INDEX
                                    -----

                                                                       Page No.
                                                                       --------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):
                 Condensed Consolidated Balance Sheet                       3
                 Condensed Consolidated Statement of Operations             4
                 Condensed Consolidated Statement of Cash Flows             5
                 Notes to Condensed Consolidated Financial Statements    6-23

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        24-39

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                             39

         Item 4. Controls and Procedures                                40-41


PART II.         OTHER INFORMATION

         Item 2. Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                42

         Item 6. Exhibits                                                  42

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                        ------------------------------------
                                               (Amounts in thousands)

                                                                July 30,            July 31,
                                                                  2005               2004             January 29,
                                                              (Unaudited)         (Unaudited)            2005
                                                            ---------------     ---------------     ---------------
                                                              Restated -           Restated -         Restated -
                                                              see Note 2           see Note 2         see Note 2

ASSETS
------
Current assets:
    Cash and cash equivalents                               $       293,170     $       262,508     $       261,395
    Receivables, net                                                375,365             341,820             381,697
    Inventories                                                     282,516             346,761             331,602
    Current deferred taxes and prepaid expenses                      73,475              69,772              55,220
                                                            ---------------     ---------------     ---------------
         Total current assets                                     1,024,526           1,020,861           1,029,914

Property, plant and equipment, net                                   81,833              95,745              95,807
Intangible assets, net                                              165,264             223,833             191,958
Goodwill                                                            195,341             185,508             223,982
Other assets                                                         28,583              37,057              36,641
                                                            ---------------     ---------------     ---------------
Total assets                                                $     1,495,547     $     1,563,004     $     1,578,302
                                                            ===============     ===============     ===============


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Current portion of long-term debt                       $            33     $           252     $           149
    Accounts payable                                                195,517             211,182             183,756
    Accrued salaries and employee benefits                           36,829              40,931              43,787
    Other accrued expenses                                           79,252              70,869              85,981
                                                            ---------------     ---------------     ---------------
         Total current liabilities                                  311,631             323,234             313,673

Long-term debt                                                      469,729             469,653             469,657
Deferred income taxes and other                                      72,341              81,241              81,448

Shareowners' equity:
    Common stock                                                    271,746             269,776             270,264
    Retained earnings                                               479,378             531,934             555,387
    Accumulated other comprehensive income (loss)                   (10,529)            (12,147)            (11,396)
    Less treasury stock, at cost                                    (98,749)           (100,687)           (100,731)
                                                            ---------------     ---------------     ---------------
         Total shareowners' equity                                  641,846             688,876             713,524
                                                            ---------------     ---------------     ---------------

Total liabilities and shareowners' equity                   $     1,495,547     $     1,563,004     $     1,578,302
                                                            ===============     ===============     ===============


See notes to condensed consolidated financial statements.

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                              ----------------------------------------------------------
                                    (Amounts in thousands, except per share data)

                                                          Three Months Ended                   Six Months Ended
                                                   --------------------------------    ------------------------------
                                                      July 30,          July 31,         July 30,          July 31,
                                                        2005              2004             2005              2004
                                                   -------------     -------------     ------------      ------------
                                                     Restated -        Restated -       Restated -        Restated -
                                                     see Note 2        see Note 2       see Note 2        see Note 2

Net sales                                          $     561,837     $     560,467     $  1,201,215      $  1,246,570

Costs and expenses:
    Cost of products sold                                517,608           440,003        1,023,821           969,524
    Selling, general and
     administrative expenses                              94,857            99,326          200,985           206,234
    Amortization of intangible assets                      3,206             3,465            6,407             6,931
    Impairment, restructuring and
     related non-recurring charges                        71,862                 -           71,862                 -
    Interest expense, net                                  5,911             6,752           12,545            13,039
    Other (income) and expense, net                         (334)             (694)            (513)             (873)
                                                   -------------     -------------     ------------      ------------

(Loss) earnings before income taxes                     (131,273)           11,615         (113,892)           51,715

Income tax (benefit) provision                           (52,340)            3,869          (46,778)           17,659
                                                   -------------     -------------     ------------      ------------

Net (loss) earnings                                $     (78,933)    $       7,746     $    (67,114)     $     34,056
                                                   =============     =============     ============      ============

Weighted average shares outstanding:
    Basic                                                 27,812            27,585           27,785            27,336
                                                   =============     =============     ============      ============
    Diluted                                               27,812            28,150           27,785            27,990
                                                   =============     =============     ============      ============

(Loss) earnings per share:
    Basic                                          $       (2.84)    $        0.28     $      (2.42)     $       1.25
                                                   =============     =============     ============      ============
    Diluted                                        $       (2.84)    $        0.28     $      (2.42)     $       1.22
                                                   =============     =============     ============      ============
Dividends paid per share                           $        0.16     $        0.16     $       0.32      $       0.32
                                                   =============     =============     ============      ============

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

                                                                                             Six months ended
                                                                                     ---------------------------------
                                                                                        July 30,            July 31,
                                                                                          2005                2004
                                                                                     -------------       -------------
                                                                                       Restated -          Restated -
                                                                                       see Note 2          see Note 2
OPERATING ACTIVITIES:

Net (loss) earnings                                                                  $     (67,114)      $      34,056

Add/(deduct) items not affecting operating cash flows:
        Depreciation and amortization                                                       21,301              20,970
        Deferred income taxes and other                                                     (7,165)              4,882
        Non-cash portion of inventory/accounts receivable
          valuation adjustments and impairment, restructuring
          and related non-recurring charges                                                133,357                   -
        Tax effect of non-cash portion of inventory/accounts
          receivable valuation adjustments and impairment,
          restructuring and related non-recurring charges                                  (40,007)                  -

Other changes in working capital components:
        Receivables, net                                                                     1,172             (18,439)
        Inventories                                                                         17,696             (30,104)
        Current deferred taxes and prepaid expenses                                        (20,901)             (3,389)
        Accounts payable and accrued expenses                                               18,352              31,001
                                                                                     -------------       -------------
Net cash provided by operating activities                                                   56,691              38,977
                                                                                     -------------       -------------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                         (12,178)           (143,337)
Additions to property, plant and equipment                                                 (10,762)            (12,952)
Subordinated note receivable                                                                 2,063               1,375
Dispositions of fixed assets                                                                 1,325                 202
                                                                                     -------------       -------------
Net cash used in investing activities                                                      (19,552)           (154,712)
                                                                                     -------------       -------------

FINANCING ACTIVITIES:
Borrowings of long-term debt, net of financing costs                                             -             195,390
Repayments of long-term debt                                                                     -              (4,448)
Dividends paid                                                                              (8,895)             (8,758)
Stock transactions under incentive plans                                                     3,531              16,904
                                                                                     -------------       -------------
Net cash (used in) provided by financing activities                                         (5,364)            199,088
                                                                                     -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     31,775              83,353

Cash and cash equivalents, beginning of period                                             261,395             179,155
                                                                                     -------------       -------------
Cash and cash equivalents, end of period                                             $     293,170       $     262,508
                                                                                     =============       =============

Supplemental cash flow information:
        Interest paid                                                                $      15,361       $      12,403
                                                                                     =============       =============
        Income taxes paid (refunded), net                                            $        (522)      $       7,927
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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS. On December 1, 2005, the Company concluded that it was necessary to restate herein its previously issued condensed consolidated statement of operations for the three and six months ended July 30, 2005 and July 31, 2004, condensed consolidated statement of cash flows for the six months ended July 30, 2005 and July 31, 2004, and condensed consolidated balance sheet at July 30, 2005, January 29, 2005 and July 31, 2004. The consolidated balance sheet at January 29, 2005 has been restated in the Annual Report on Form 10-K/A (Amendment No. 2). This restatement corrects accounting errors detailed below. Additionally, all affected amounts described in these Notes to Condensed Consolidated Financial Statements have been restated.

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

The accounting error caused an understatement of cost of products sold in prior periods and a cumulative overstatement of earnings before income taxes of $8,158 ($5,152 after tax) as of July 30, 2005. The Company has determined that the accounting error understated earnings before income taxes for the three months ended July 30, 2005 by $703 ($478 after tax). The accounting error overstated earnings before income taxes for the six months ended July 30, 2005 by $254 ($173 after tax), three months ended July 31, 2004 by $3,929 ($2,474 after tax), and six months ended July 31, 2004 by $1,912 ($1,204 after tax).

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

Combined Restatement Amounts

The financial statements for the three and six months ended July 30, 2005 and July 31, 2004 have been restated to correct for the accounting errors discussed above. The effect of these adjustments to the Company's condensed consolidated statement of operations for three months ended for both periods is detailed below.

                                                           Three months ended               Three months ended
                                                             July 30, 2005                     July 31, 2004
                                                     -----------------------------    -----------------------------
                                                      As Reported     As Restated      As Reported     As Restated
                                                     -------------   -------------    -------------   -------------

Net sales                                            $     561,837   $     561,837    $     560,467   $     560,467

Costs and expenses:
    Cost of products sold                                  518,311         517,608          436,074         440,003
    Selling, general and
      administrative expense                                94,857          94,857           99,326          99,326
    Amortization of intangible assets                        3,206           3,206            3,465           3,465
    Impairment, restructuring and
      related non-recurring charges                         71,862          71,862                -               -
    Interest expense, net                                    5,911           5,911            6,752           6,752
    Other (income) and expense, net                           (334)           (334)            (694)           (694)
                                                     -------------   -------------    -------------   -------------

Earnings before income taxes                              (131,976)       (131,273)          15,544          11,615

Income tax provision                                       (52,565)        (52,340)           5,324           3,869
                                                     -------------   -------------    -------------   -------------
Net earnings                                         $     (79,411)  $     (78,933)   $      10,220   $       7,746
                                                     =============   =============    =============   =============

Earnings per share:
    Basic                                            $       (2.86)  $       (2.84)   $        0.37   $        0.28
                                                     =============   =============    =============   =============
    Diluted                                          $       (2.86)  $       (2.84)   $        0.36   $        0.28
                                                     =============   =============    =============   =============

The effect of these adjustments to the Company's condensed consolidated statement of operations for six months ended for both periods is detailed below.

                                                            Six months ended                 Six months ended
                                                             July 30, 2005                     July 31, 2004
                                                     -----------------------------    -----------------------------
                                                      As Reported     As Restated      As Reported     As Restated
                                                     -------------   -------------    -------------   -------------

Net sales                                            $   1,201,215   $   1,201,215    $   1,246,570   $   1,246,570

Costs and expenses:
    Cost of products sold                                1,023,567       1,023,821          967,612         969,524
    Selling, general and
      administrative expense                               200,985         200,985          206,234         206,234
    Amortization of intangible assets                        6,407           6,407            6,931           6,931
    Impairment, restructuring and
      related non-recurring charges                         71,862          71,862                -               -
    Interest expense, net                                   12,545          12,545           13,039          13,039
    Other (income) and expense, net                           (513)           (513)            (873)           (873)
                                                     -------------   -------------    -------------   -------------


(Loss) earnings before income taxes                       (113,638)       (113,892)          53,627          51,715

Income tax (benefit) provision                             (46,697)        (46,778)          18,367          17,659
                                                     -------------   -------------    -------------   -------------
Net (loss) earnings                                  $     (66,941)  $     (67,114)   $      35,260   $      34,056
                                                     =============   =============    =============   =============

(Loss) earnings per share:
    Basic                                            $       (2.41)  $       (2.42)   $        1.29   $        1.25
                                                     =============   =============    =============   =============
    Diluted                                          $       (2.41)  $       (2.42)   $        1.26   $        1.22
                                                     =============   =============    =============   =============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

The effect of the restatement on the Company's previously reported condensed consolidated balance sheet at July 30, 2005 and July 31, 2004, is detailed below.

                                          July 30, 2005                         July 31, 2004
                                    -------------------------            -------------------------
                                    As Reported   As Restated            As Reported   As Restated
                                    -----------   -----------            -----------   -----------
Accounts payable                    $   187,359   $   195,517            $   207,334   $   211,182
Accrued expenses                         83,711        79,252                 73,746        70,869
Deferred income taxes and other          68,415        72,341                 77,315        81,241
Retained earnings                       487,003       479,378                536,831       531,934
Shareowners' equity                     649,471       641,846                693,773       688,876

The effect of the restatement on the Company's previously reported condensed consolidated statement of cash flows for the six months ended July 30, 2005 and July 31, 2004 is detailed below.

                                                                           Six Months Ended
                                                     ------------------------------------------------------------
                                                            July 30, 2005                     July 31, 2004
                                                     ---------------------------      ---------------------------
                                                     As Reported     As Restated      As Reported     As Restated
                                                     -----------     -----------      -----------     -----------
Net (loss) earnings                                  $  (66,941)     $  (67,114)      $   35,260      $   34,056
Change in accounts payable and accrued expenses          18,179          18,352           29,797          31,001

NOTE 3. IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES. During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company's corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company's business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company's Chief Executive Officer who was named to that position during the quarter. The strategic reassessment focused on the Company's businesses that had experienced profitability issues and considered the alignment of our businesses with the Company's refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

In announcing the 2005 Restructuring Plan, the Company indicated that it would:

     o Exit Kellwood Private Label Menswear (which does not include the Company's Smart Shirts subsidiary), Kellwood Intimate Apparel Group and Kellwood New England (in process);

     o Restructure Kellwood's Oakland Operation by exiting several labels to better focus on developing the Koret brand (in process); and

     o Reassess certain ongoing business operations for the appropriateness of the Company's operations and support infrastructures and also perform a review of its assumptions regarding the future profitability and realizability of intangible assets of certain brands, labels and divisions (completed).

Key financial information regarding the businesses to be exited (not including restructuring charges) is as follows:

                                                   Three months ended                  Six months ended
                                             ------------------------------     -----------------------------
                                             July 30, 2005    July 31, 2004     July 30, 2005   July 31, 2004
                                             -------------    -------------     -------------   -------------
Net sales                                    $      78,751    $      77,950     $     164,583   $     161,321
                                             =============    =============     =============   =============
Net (loss)                                   $      (4,757)   $        (784)    $      (7,888)  $      (1,257)
                                             =============    =============     =============   =============

The Company is in the process of reviewing its alternatives for each of the businesses it will exit and will consider the sale of all or some of these divisions and brands. While the Company expects to complete the sale or shutdown of these businesses by approximately January 28, 2006, no sales transactions at this point are deemed probable. The results of operations and impairment and restructuring charges for the businesses to be exited will be reported as discontinued operations in the period in which the business to be exited has been disposed of or in which the assets meet the "held for sale" criteria as the sale of the business is determined to be probable.
                                     8

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

The impact of these actions on the Company's reportable segments (before tax) is as follows:

                                           Total         Provision Recorded
                                       Expected Cost    Through July 30, 2005
                                       -------------    ---------------------
Women's Sportswear                     $     101,335        $     53,464
Men's Sportswear                              54,112              28,407
Other Soft Goods                              55,023              45,334
General Corporate                             14,530               6,152
                                       -------------        ------------
Total                                  $     225,000        $    133,357
                                       =============        ============

Total cash outlays related to the 2005 Restructuring Plan are expected to be $47,000. It is expected that actions taken under the 2005 Restructuring Plan will be mostly accomplished during 2005 and fully complete in early 2006.

These actions impacted second quarter 2005 earnings by $133,357 before tax ($93,350 after tax, or $3.36 per diluted share). These costs included $5,160 recorded as a reduction of net sales, $56,335 recorded in cost of products sold, $8,904 recorded as restructuring and other non-recurring expense, $49,566 recorded as an impairment of goodwill and intangible assets (see
Note 6) and $13,392 of fixed asset impairments.

The major components of this non-recurring charge and the activity through July 30, 2005 were as follows:

                                                             2005              2005             Accrual
                                                           Provision        Utilization       As of 7/30/05
                                                        ---------------   ---------------    ---------------
Inventory and Purchase Commitment Reserves              $        56,335   $           251    $        56,084
Fixed Asset Write-downs                                          13,392            13,392                  -
Sales Allowances                                                  5,160                 -              5,160
Contractual Obligations                                           4,504                 -              4,504
Employee Severance and Termination Benefits                       4,400                 -              4,400
Impairment of Intangible Assets                                  49,566            49,566                  -
                                                        ---------------   ---------------    ---------------
Total                                                   $       133,357   $        63,209    $        70,148
                                                        ===============   ===============    ===============

Inventory and Purchase Commitment Reserves includes provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Write-downs includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values. Sales Allowances includes provisions for anticipated increased deductions taken by customers on previous sales for businesses to be exited, as a direct result of the exit plans. Contractual obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. Employee Severance and Termination benefits are provided for in accordance with SFAS No. 146. Total employee severance and termination benefits will be recorded as incurred and relate to approximately 1,800 employees. It is estimated that such costs will total $25,000. See Note 6 for more information on the Impairment of Intangible Assets.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 4. BUSINESS COMBINATIONS. On February 3, 2004, the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company acquired Phat to complement its existing portfolio of brands. The purchase price (including acquisition costs) for Phat was $141,934 in cash. Included in this amount was the exercise price for Phat's option to buy out the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2004 was $3,428, which was paid out during the second quarter of 2005 and has been recorded as additional goodwill. The additional consideration for 2005 is estimated to be in the range of $1,500 to $3,500.

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

NOTE 5. INVENTORIES. Inventories consist of the following:

                                                             July 30,          July 31,        January 29,
                                                              2005              2004              2005
                                                          -------------     -------------     -------------
Inventories:
      Finished goods                                      $     211,154     $     264,386     $     258,867
      Work in process                                            35,612            36,046            36,352
      Raw materials                                              35,750            46,329            36,383
                                                          -------------     -------------     -------------
      Total inventories                                   $     282,516     $     346,761     $     331,602
                                                          =============     =============     =============
Net of obsolescence reserves for:
      Prior to restructuring                              $      32,920     $      31,467     $      33,651
      Restructuring at businesses to be exited                   31,158                 -                 -
                                                          -------------     -------------     -------------
      Total obsolescence reserves                         $      64,078     $      31,467     $      33,651
                                                          =============     =============     =============

The obsolescence reserves for businesses to be exited were provided in the second quarter of 2005 in cost of goods sold. The inventory balance at business units to be exited prior to reserves is $59,690.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets since the beginning of 2005 are as follows:

                                                           Goodwill        Intangibles
                                                          -----------      -----------
Balance as of January 29, 2005                            $   223,982      $   191,958
Changes:
    Contingent purchase price - Briggs                            541                -
    Contingent purchase price - Phat                               97                -
    Intangible asset impairment charges                       (29,279)         (20,287)
Amortization expense                                                -           (6,407)
                                                          -----------      -----------
Balance as of July 30, 2005                               $   195,341      $   165,264
                                                          ===========      ===========

In connection with the restructuring activities described in Note 3 and pursuant to the Company's policies for assessing impairment of goodwill and long-lived assets, $9,234 and $9,332 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the second quarter of 2005 related to reporting units to be exited.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company's annual impairment testing is performed in the fourth quarter. In 2004, 2003 and 2002, no impairment was indicated. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain reporting units' goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company's dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company's businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women's Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit's goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20,045 and $10,955 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the second quarter of 2005.

Both charges, $18,566 for businesses to be exited and $31,000 for ongoing businesses, were included in Impairment, Restructuring and Related Non-Recurring Charges in the Condensed Consolidated Statement of Operations.

NOTE 7. DEBT. On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bore interest at LIBOR plus a spread ranging from ..60% to 1.25% with such spread depending on the Company's consolidated leverage ratio. The Credit Agreement contained certain customary covenants, which, among other things, restricted the Company's ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Credit Agreement included requirements that the Company satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant.

On September 1, 2005, the Credit Agreement was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the Credit Agreement changed the interest rate spread to LIBOR plus .60% to 1.45%, depending on the Company's consolidated leverage ratio. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated. The updated financial covenants include the exclusion of the charges related to the 2005 Restructuring Plan, a lowered pretax interest coverage threshold and modification of the consolidated leverage ratio. It is not expected that any of these provisions will restrict the Company from normal operations. The Company was in compliance with the amended covenants.

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

NOTE 8. COMPREHENSIVE (LOSS) INCOME. Differences between net (loss) earnings and total comprehensive (loss) income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                       Three months ended                   Six months ended
                                                  -----------------------------      -----------------------------
                                                     July 30,         July 31,          July 30,         July 31,
                                                      2005             2004              2005             2004
                                                  ------------     ------------      ------------     ------------
Net (loss) earnings                               $    (78,933)    $      7,746      $    (67,114)    $     34,056

Other comprehensive income (loss):

   Currency translation adjustment                         150             (413)              453             (747)
   Unrecognized gain/(loss) on derivatives                 230             (153)              413              220
                                                  ------------     ------------      ------------     ------------
   Total comprehensive income (loss)              $    (78,553)    $      7,180      $    (66,248)    $     33,529
                                                  ============     ============      ============     ============

NOTE 9. STOCK OPTION PLANS. On March 10, 2005, the Company granted stock options to certain officers and other key employees for 491,250 shares of common stock at an exercise price of $29.18, which was equal to the market value of the shares on the grant date.

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

                                                            Three months ended                     Six months ended
                                                    ----------------------------------    ----------------------------------
                                                        July 30,            July 31,          July 30,           July 31,
                                                          2005                2004              2005               2004
                                                    ---------------     --------------    ---------------    ---------------
Net (loss) earnings as reported                     $       (78,933)    $        7,746    $       (67,114)   $        34,056
Stock-based employee compensation expense
  determined under fair value-based method for
  all stock option awards, net of tax effect                   (720)              (851)            (5,965)            (1,702)
                                                    ---------------     --------------    ---------------    ---------------

Pro-forma net (loss) earnings                       $       (79,653)    $        6,895    $       (73,079)   $        32,354
                                                    ===============     ==============    ===============    ===============

(Loss) earnings per share:
    Basic, as reported                              $         (2.84)    $         0.28    $         (2.42)   $          1.25
    Basic, pro-forma                                $         (2.86)    $         0.25    $         (2.63)   $          1.18
    Diluted, as reported                            $         (2.84)    $         0.28    $         (2.42)   $          1.22
    Diluted, pro-forma                              $         (2.86)    $         0.24    $         (2.63)   $          1.16

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

There were approximately 455,000 unvested options, having an exercise price of $42.37 per share, subject to this acceleration (approximately 100,000 of these options are held by the executive officers). Pro-forma compensation expense shown above for the six months ended July 30, 2005 includes $4.2 million after tax ($6.2 million before tax) related to the acceleration of these options. See Note 13 for additional discussion of SFAS No. 123R.

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

NOTE 10. INCOME TAXES. The (benefit) provision for income taxes consists of the following amounts for the three and six month periods ended July 30, 2005 and July 31, 2004:

                                                          Three months ended                   Six months ended
                                                     ----------------------------      ------------------------------
                                                        July 30,        July 31,          July 30,         July 31,
                                                          2005            2004              2005             2004
                                                     ------------    ------------      ------------      ------------
(Benefit) provision on pretax (loss) earnings        $    (39,340)   $      3,869      $    (33,778)     $     17,659

Effect of repatriation of foreign earnings                (13,000)              -           (13,000)                -
                                                     ------------    ------------      ------------      ------------
Total income tax (benefit) provision                 $    (52,340)   $      3,869      $    (46,778)     $     17,659
                                                     ============    ============      ============      ============

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 million of foreign earnings. This repatriation resulted in a one-time tax benefit of $13.0 million recorded during the second quarter of 2005 due to reversal of $23.0 million of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10.0 million of taxes provided on earnings to be repatriated. To accomplish the repatriation, plans are for the Company's foreign subsidiaries to pay dividends of $150.0 million to the Company during the third and fourth quarters of 2005.

The Company's effective tax rate on pretax earnings, excluding charges associated with the 2005 Restructuring Plan and the $13.0 million effect of the repatriation described above, was lowered in 2005 (32.0% in 2005 versus 33.3% for the three month period ended July 31, 2004 and 34.1% for the six month period ended July 31, 2004) as the Company is expected to benefit from the repatriation of this year's foreign earnings under the Act. The Company's expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future, and no taxes will be provided on these foreign earnings. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

The Company's effective tax benefit rate on all charges associated with the 2005 Restructuring Plan was 30.0%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan.

The Company's overall effective tax benefit rate for the three- and six-month periods ended July 30, 2005 was 39.2% and 40.3%, respectively. These rates are different than the U.S. statutory rate of 35.0% due primarily to the repatriation benefit described above.

NOTE 11. (LOSS) EARNINGS PER SHARE. The following is a reconciliation between basic and diluted (loss) earnings per share:

                                                          Three months ended                  Six months ended
                                                     ----------------------------      ------------------------------
                                                       July 30,        July 31,          July 30,          July 31,
                                                         2005            2004              2005              2004
                                                     ------------    ------------      ------------      ------------
Numerator: Net (loss) earnings                       $    (78,933)   $      7,746      $    (67,114)     $     34,056
                                                     ============    ============      ============      ============

 Denominators (000's):
    Average shares outstanding - Basic                     27,812          27,585            27,785            27,336

    Impact of stock options                                     -             565                 -               654
                                                     ------------    ------------      ------------      ------------
    Average shares outstanding - Diluted                   27,812          28,150            27,785            27,990
                                                     ============    ============      ============      ============
Basic (loss) earnings per share                      $      (2.84)   $       0.28      $      (2.42)     $       1.25
                                                     ============    ============      ============      ============
Diluted (loss) earnings per share                    $      (2.84)   $       0.28      $      (2.42)     $       1.22
                                                     ============    ============      ============      ============

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

NOTE 12. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

     o    Women's Sportswear
     o    Men's Sportswear
     o    Other Soft Goods
     o    General Corporate

For additional information regarding the Company's reportable segments, refer to the footnotes accompanying the 2004 financial statements contained in the Company's Annual Report to Shareowners on Form 10-K/A (Amendment No.
2) for 2004 (the fiscal year ended January 29, 2005).

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

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Sales, segment (loss) earnings and net assets by segment for the three and six month periods ended July 30, 2005 and July 31, 2004 are as follows:

                                                       Three months ended                  Six months ended
                                                -------------------------------     -----------------------------
                                                   July 30,          July 31,          July 30,         July 31,
                                                     2005              2004              2005             2004
                                                -------------     -------------     -------------   -------------
Net sales:
    Women's Sportswear                          $     297,169     $     319,555     $     657,216   $     757,531
    Men's Sportswear                                  154,251           139,613           318,767         267,770
    Other Soft Goods                                  110,417           101,299           225,232         221,269
                                                -------------     -------------     -------------   -------------
    Kellwood net sales                          $     561,837     $     560,467     $   1,201,215   $   1,246,570
                                                =============     =============     =============   =============

Segment (loss) earnings:
    Women's Sportswear                          $      (8,299)    $      14,816     $      10,200   $      59,061
    Men's Sportswear                                   (8,913)           14,268             2,738          24,972
    Other Soft Goods                                  (21,209)            3,274           (13,762)         10,555
    General Corporate                                 (12,207)          (11,220)          (22,767)        (23,776)
                                                -------------     -------------     -------------   -------------
    Total segments                                    (50,628)           21,138           (23,591)         70,812

Amortization of intangible assets                       3,206             3,465             6,407           6,931
Impairment, restructuring and
    related non-recurring charges                      71,862                 -            71,862               -
Interest expense, net                                   5,911             6,752            12,545          13,039
Other (income) and expense, net                          (334)             (694)             (513)           (873)
                                                -------------     -------------     -------------   -------------
(Loss) earnings before income taxes             $    (131,273)    $      11,615     $    (113,892)  $      51,715
                                                =============     =============     =============   =============

Net assets at quarter-end:
    Women's Sportswear                          $     257,246     $     250,381
    Men's Sportswear                                  251,046           207,492
    Other Soft Goods                                   64,762            87,016
    General Corporate                                  69,142           145,800
                                                -------------     -------------
    Continuing Operations                             642,196           690,689
    Discontinued Operations                              (350)           (1,813)
                                                -------------     -------------
    Kellwood total                              $     641,846     $     688,876
                                                =============     =============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 13. NEW ACCOUNTING STANDARDS. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R for public companies. The SEC's new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of operations beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $3.0 million and $1.0 million (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

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

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION. On March 15, 2005, certain of the Company's subsidiaries became guarantors of the Company's public debt. Each subsidiary guarantor is wholly owned by the Company and organized in the United States. All guarantees are full and unconditional. Non-guarantors primarily consist of subsidiaries of the Company, which are organized outside the United States. The following condensed consolidating balance sheets, statements of operations and statements of cash flows have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 30, 2005

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents             $   188,568     $     2,656     $   101,946     $         -     $   293,170
    Receivables, net                           85,007         269,657          20,701               -         375,365
    Inventories                               150,700          72,598          59,218               -         282,516
    Current deferred taxes and
      prepaid expenses                         66,228           3,109           4,138               -          73,475
                                          -----------     -----------     -----------     -----------     -----------
      Total current assets                    490,503         348,020         186,003               -       1,024,526
Property, plant and equipment, net             38,125          12,043          31,665               -          81,833
Intercompany (payable) receivable          (1,008,976)        961,376          47,600               -               -
Intangible assets, net                          2,843         162,421               -               -         165,264
Goodwill                                        5,344         189,997               -               -         195,341
Investments in subsidiaries                 1,317,983             722               -      (1,318,705)              -
Other assets                                   21,217           2,734           4,632               -          28,583
                                          -----------     -----------     -----------     -----------     -----------
Total assets                              $   867,039     $ 1,677,313     $   269,900     $(1,318,705)    $ 1,495,547
                                          ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Current portion of long-term debt     $         -     $        33     $         -     $         -     $        33
    Accounts payable                          104,459          53,114          37,944               -         195,517
    Other accrued expenses                     65,688          25,005          25,388               -         116,081
                                          -----------     -----------     -----------     -----------     -----------
      Total current liabilities               170,147          78,152          63,332               -         311,631
Long-term debt                                469,729               -               -               -         469,729
Deferred income taxes and other                57,612          14,582             147               -          72,341
Shareowners' equity                           169,551       1,584,579         206,421      (1,318,705)        641,846
                                          -----------     -----------     -----------     -----------     -----------
Total liabilities and
  shareowners' equity                     $   867,039     $ 1,677,313     $   269,900     $(1,318,705)    $ 1,495,547
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

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2004

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents             $   228,482     $     4,318     $    29,708     $         -     $   262,508
    Receivables, net                           53,531         266,851          21,438               -         341,820
    Inventories                               183,780          94,243          68,738               -         346,761
    Current deferred taxes and
      prepaid expenses                         60,781           2,495           6,496               -          69,772
                                          -----------     -----------     -----------     -----------     -----------
      Total current assets                    526,574         367,907         126,380               -       1,020,861
Property, plant and equipment, net             51,393          14,113          30,239               -          95,745
Intercompany (payable) receivable            (888,781)        818,923          69,858               -               -
Intangible assets, net                         10,748         213,072              13               -         223,833
Goodwill                                        5,343         180,165               -               -         185,508
Investments in subsidiaries                 1,233,123           1,326               -      (1,234,449)              -
Other assets                                   30,411           2,681           3,965               -          37,057
                                          -----------     -----------     -----------     -----------     -----------
Total assets                              $   968,811     $ 1,598,187     $   230,455     $(1,234,449)    $ 1,563,004
                                          ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Current portion of long-term debt     $        49     $       203     $         -     $         -     $       252
    Accounts payable                          114,670          65,381          31,131               -         211,182
    Other accrued expenses                     68,040          23,827          19,933               -         111,800
                                          -----------     -----------     -----------     -----------     -----------
      Total current liabilities               182,759          89,411          51,064               -         323,234
Long-term debt                                469,577              76               -               -         469,653
Deferred income taxes and other                63,296          16,310           1,635               -          81,241
Shareowners' equity                           253,179       1,492,390         177,756      (1,234,449)        688,876
                                          -----------     -----------     -----------     -----------     -----------
Total liabilities and
 shareowners' equity                      $   968,811     $ 1,598,187     $   230,455     $(1,234,449)    $ 1,563,004
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

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 29, 2005

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents             $   226,294     $     3,278     $    31,823     $         -     $   261,395
    Receivables, net                           85,408         274,890          21,399               -         381,697
    Inventories                               182,270          80,553          68,779               -         331,602
    Current deferred taxes and
      prepaid expenses                         47,262           3,525           4,433               -          55,220
                                          -----------     -----------     -----------     -----------     -----------
      Total current assets                    541,234         362,246         126,434               -       1,029,914
Property, plant and equipment, net             50,862          14,045          30,900               -          95,807
Intercompany (payable) receivable            (940,581)        859,671          80,910               -               -
Intangible assets, net                         10,908         181,050               -               -         191,958
Goodwill                                        5,344         218,638               -               -         223,982
Investments in subsidiaries                 1,391,231             245               -      (1,391,476)              -
Other assets                                   28,200           2,828           5,613               -          36,641
                                          -----------     -----------     -----------     -----------     -----------
Total assets                              $ 1,087,198     $ 1,638,723     $   243,857     $(1,391,476)    $ 1,578,302
                                          ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Current portion of long-term debt     $         -     $       149     $         -     $         -     $       149
    Accounts payable                          105,190          50,952          27,614               -         183,756
    Other accrued expenses                     71,039          34,531          24,198               -         129,768
                                          -----------     -----------     -----------     -----------     -----------
      Total current liabilities               176,229          85,632          51,812               -         313,673
Long-term debt                                469,652               5               -               -         469,657
Deferred income taxes and other                67,456          13,842             150               -          81,448
Shareowners' equity                           373,861       1,539,244         191,895      (1,391,476)        713,524
                                          -----------     -----------     -----------     -----------     -----------
Total liabilities and
 shareowners' equity                      $ 1,087,198     $ 1,638,723     $   243,857     $(1,391,476)    $ 1,578,302
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 30, 2005

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
Net sales                                 $   321,574     $   198,032     $   143,191     $  (100,960)    $   561,837
Costs and expenses:
    Cost of products sold                     335,909         156,508         125,711        (100,520)        517,608
    SG&A                                       55,424          29,198          10,675            (440)         94,857
    Amortization of intangible assets             443           2,763               -               -           3,206
    Impairment, restructuring and
      related non-recurring charges            69,746           1,859             257               -          71,862
    Interest expense, net                       6,456              (5)           (540)              -           5,911
    Intercompany interest expense, net          1,721          (1,721)              -               -               -
    Other (income) and expense, net              (104)             28            (258)              -            (334)
    Intercompany other (income)/
      expense, net                              8,636          (8,636)              -               -               -
                                          -----------     -----------     -----------     -----------     -----------
(Loss) earnings before income taxes          (156,657)         18,038           7,346               -        (131,273)
Income taxes                                  (55,745)          2,203           1,202               -         (52,340)
Equity in earnings of subsidiaries             24,862            (496)              -         (24,366)              -
                                          -----------     -----------     -----------     -----------     -----------
Net (loss) earnings                       $   (76,050)    $    15,339     $     6,144     $   (24,366)    $   (78,933)
                                          ===========     ===========     ===========     ===========     ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2004

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
Net sales                                 $   299,902     $   216,106     $   128,437     $   (83,978)    $   560,467
Costs and expenses:
    Cost of products sold                     244,446         166,995         112,540         (83,978)        440,003
    SG&A                                       53,426          34,367          11,533               -          99,326
    Amortization of intangible assets             471           2,981              13               -           3,465
    Interest expense, net                       6,795            (267)            224               -           6,752
    Intercompany interest expense, net            844            (844)              -               -               -
    Other (income) and expense, net                61             (98)           (657)              -            (694)
    Intercompany other (income)/
      expense, net                              9,768          (9,768)              -               -               -
                                          -----------     -----------     -----------     -----------     -----------
(Loss) earnings before income taxes           (15,909)         22,740           4,784               -          11,615
Income taxes                                   (6,012)          8,650           1,231               -           3,869
Equity in earnings of subsidiaries             17,643             385               -         (18,028)              -
                                          -----------     -----------     -----------     -----------     -----------
Net earnings                              $     7,746     $    14,475     $     3,553     $   (18,028)    $     7,746
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JULY 30, 2005

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
Net sales                                 $   675,148     $   432,860     $   302,357     $  (209,150)    $ 1,201,215
Costs and expenses:
    Cost of products sold                     632,322         335,985         263,635        (208,121)      1,023,821
    SG&A                                      111,542          68,211          22,261          (1,029)        200,985
    Amortization of intangible assets             888           5,519               -               -           6,407
    Impairment, restructuring and
      related non-recurring charges            69,746           1,859             257               -          71,862
    Interest expense, net                      13,273             (86)           (642)              -          12,545
    Intercompany interest expense, net          3,016          (3,016)              -               -               -
    Other (income) and expense, net              (113)             32            (432)              -            (513)
    Intercompany other (income)/
      expense, net                             20,599         (20,599)              -               -               -
                                          -----------     -----------     -----------     -----------     -----------
(Loss) earnings before income taxes          (176,125)         44,955          17,278               -        (113,892)
Income taxes                                  (63,717)         13,350           3,589               -         (46,778)
Equity in earnings of subsidiaries             48,177             477               -         (48,654)              -
                                          -----------     -----------     -----------     -----------     -----------
Net (loss) earnings                       $   (64,231)    $    32,082     $    13,689     $   (48,654)    $   (67,114)
                                          ===========     ===========     ===========     ===========     ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JULY 31, 2004

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
Net sales                                 $   658,826     $   497,726     $   263,317     $  (173,299)    $ 1,246,570
Costs and expenses:
    Cost of products sold                     535,780         378,684         228,359        (173,299)        969,524
    SG&A                                      110,216          72,012          24,006               -         206,234
    Amortization of intangible assets             942           5,965              24               -           6,931
    Interest expense, net                      13,155            (586)            470               -          13,039
    Intercompany interest expense, net          1,538          (1,538)              -               -               -
    Other (income) and expense, net               102             (36)           (939)              -            (873)
    Intercompany other (income)/
      expense, net                             23,664         (23,664)              -               -               -
                                          -----------     -----------     -----------     -----------     -----------
(Loss) earnings before income taxes           (26,571)         66,889          11,397               -          51,715
Income taxes                                   (9,817)         24,498           2,978               -          17,659
Equity in earnings of subsidiaries             50,810             393               -         (51,203)              -
                                          -----------     -----------     -----------     -----------     -----------
Net earnings                              $    34,056     $    42,784     $     8,419     $   (51,203)    $    34,056
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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JULY 30, 2005

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES           $   (17,328)    $    59,162     $    40,865     $   (26,008)    $    56,691
                                          -----------     -----------     -----------     -----------     -----------

INVESTING ACTIVITIES:
Additions to property, plant and
   equipment                                   (4,923)           (823)         (5,016)              -         (10,762)
Acquisitions, net of cash acquired            (12,178)              -               -               -         (12,178)
Subordinated note receivable                    2,063               -               -               -           2,063
Dispositions of fixed assets                        4             357             964               -           1,325
                                          -----------     -----------     -----------     -----------     -----------
Net cash used in
   investing activities                       (15,034)           (466)         (4,052)              -         (19,552)
                                          -----------     -----------     -----------     -----------     -----------

FINANCING ACTIVITIES:
Dividends paid                                 (8,895)              -               -               -          (8,895)
Stock transactions under
   incentive plans                              3,531               -               -               -           3,531
Intercompany dividends                              -         (59,318)         33,310          26,008               -
                                          -----------     -----------     -----------     -----------     -----------
Net cash (used in) provided by
   financing activities                        (5,364)        (59,318)         33,310          26,008          (5,364)
                                          -----------     -----------     -----------     -----------     -----------

Net change in cash and cash
   equivalents                                (37,726)           (622)         70,123               -          31,775
Cash and cash equivalents, beginning
   of period                                  226,294           3,278          31,823               -         261,395
                                          -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents, end
   of period                              $   188,568     $     2,656     $   101,946     $         -     $   293,170
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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JULY 31, 2004

                                           Kellwood
                                            Company       Subsidiary       Subsidiary    Consolidating    Consolidated
                                           (Parent)       Guarantors     Non-Guarantors   Adjustments        Total
                                          -----------     -----------    --------------  -------------    ------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES         $    38,071     $    49,471     $    (8,897)    $   (39,668)    $    38,977
                                          -----------     -----------     -----------     -----------     -----------

INVESTING ACTIVITIES:
Additions to property, plant and
   equipment                                   (6,677)           (822)         (5,453)              -         (12,952)
Acquisitions, net of cash acquired           (143,337)              -               -               -        (143,337)
Subordinated note receivable                    1,375               -               -               -           1,375
Dispositions of fixed assets                      111               -              91               -             202
                                          -----------     -----------     -----------     -----------     -----------
Net cash (used in) provided by
   investing activities                      (148,528)           (822)         (5,362)              -        (154,712)
                                          -----------     -----------     -----------     -----------     -----------

FINANCING ACTIVITIES:
Borrowings of long-term debt,
   net of financing costs                     195,390               -               -               -         195,390
Repayments of long-term debt                   (4,448)              -               -               -          (4,448)
Dividends paid                                 (8,758)              -               -               -          (8,758)
Stock transactions under
   incentive plans                             16,904               -               -               -          16,904
Intercompany dividends                              -         (45,987)          6,319          39,668               -
                                          -----------     -----------     -----------     -----------     -----------
Net cash provided by
   (used in) financing activities             199,088         (45,987)          6,319          39,668         199,088
                                          -----------     -----------     -----------     -----------     -----------

Net change in cash and cash
   equivalents                                 88,631           2,662          (7,940)              -          83,353
Cash and cash equivalents, beginning
   of period                                  139,851           1,656          37,648               -         179,155
                                          -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents, end
   of period                              $   228,482     $     4,318     $    29,708     $         -     $   262,508
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

OPERATING RESULTS
-----------------

On December 1, 2005, the Company concluded that it was necessary to restate herein its previously issued condensed consolidated statement of operations for the three and six months ended July 30, 2005 and July 31, 2004, condensed consolidated statement of cash flows for the six months ended July 30, 2005 and July 31, 2004, and condensed consolidated balance sheet at July 30, 2005, January 29, 2005 and July 31, 2004. The consolidated balance sheet at January 29, 2005 has been restated in the Annual Report on Form 10-K/A (Amendment No. 2). This restatement corrects accounting errors detailed below. Additionally, all affected amounts described in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated.

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

The accounting error caused an understatement of cost of products sold in prior periods and a cumulative overstatement of earnings before income taxes of $8.2 ($5.2 after tax) as of July 30, 2005. The Company has determined that the accounting error understated earnings before income taxes for the three months ended July 30, 2005 by $0.7 ($0.5 after tax). The accounting error overstated earnings before income taxes for the six months ended July 30, 2005 by $0.3 ($0.2 after tax), three months ended July 31, 2004 by $3.9 ($2.5 after tax), and six months ended July 31, 2004 by $1.9 ($1.2 after tax).

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

Operating Results

During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company's corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company's business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company's Chief Executive Officer who was named to that position during the quarter. The strategic reassessment focused on the Company's businesses that had experienced profitability issues and considered the alignment of our businesses with the Company's refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

In announcing the 2005 Restructuring Plan, the Company indicated that it would:

     o Exit Kellwood Private Label Menswear (which does not include the Company's Smart Shirts subsidiary), Kellwood Intimate Apparel Group and Kellwood New England (in process);
     o Restructure Kellwood's Oakland Operation by exiting several labels to better focus on developing the Koret brand (in process); and
     o Reassess certain ongoing business operations for the appropriateness of the Company's operations and support infrastructures and also perform a review of its assumptions regarding the future profitability and realizability of intangible assets of certain brands, labels and divisions (completed).

Key financial information regarding the businesses to be exited (not including restructuring charges) is as follows:

                                       Three months ended                   Six months ended
                                  -----------------------------     -----------------------------
                                  July 30, 2005   July 31, 2004     July 30, 2005   July 31, 2004
                                  -------------   -------------     -------------   -------------
Net sales                         $        78.8   $        78.0     $       164.6   $       161.3
                                  =============   =============     =============   =============
Net loss                          $        (4.8)  $        (0.8)    $        (7.9)  $        (1.3)
                                  =============   =============     =============   =============

The Company is in the process of reviewing its alternatives for each of the businesses it will exit and will consider the sale of all or some of these divisions and brands. While the Company expects to complete the sale or shutdown of these businesses by approximately January 28, 2006, no sales transactions at this point are deemed probable. The results of operations and impairment and restructuring charges for the businesses to be exited will be reported as discontinued operations in the period in which the business to be exited has been disposed of or in which the assets meet the "held for sale" criteria as the sale of the business is determined to be probable.

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

The major components of this non-recurring charge were as follows:

                                                          2005
                                                        Provision
                                                        ---------
Inventory and Purchase Commitment Reserves              $    56.3
Fixed Asset Write-downs                                      13.4
Sales Allowances                                              5.2
Contractual Obligations                                       4.5
Employee Severance and Termination Benefits                   4.4
Impairment of Intangible Assets                              49.6
                                                        ---------
Total                                                   $   133.4
                                                        =========

Inventory and Purchase Commitment Reserves includes provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Write-downs includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values. Sales Allowances includes provisions for anticipated increased deductions taken by customers on previous sales for businesses to be exited, as a direct result of the exit plans. Contractual obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. Employee Severance and Termination benefits are provided for in accordance with SFAS No. 146. Total employee severance and termination benefits will be recorded as incurred and relate to approximately 1,800 employees. It is estimated that such costs will total $25.0. See financial statement Note 6 for more information on the Impairment of Intangible Assets.

In connection with the restructuring activities and pursuant to the Company's policies for assessing impairment of goodwill and long-lived assets, $9.2 and $9.3 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the second quarter of 2005 related to reporting units to be exited.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company's annual impairment testing is performed in the fourth quarter. In 2004, 2003 and 2002, no impairment was indicated. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain reporting units' goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company's dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company's businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women's Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit's goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20.0 and $11.0 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the second quarter of 2005.

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

RECONCILIATION OF OPERATING RESULTS
The following tables provide non-GAAP operating results for the three and six month periods ended July 30, 2005 and July 31, 2004, for the ongoing businesses, businesses to be exited and impairment, restructuring and related non-recurring charges and income tax repatriation separately. The tables present this breakdown of the Company's operations in a manner that reconciles to the results for the consolidated Company as presented in the financial statements. The non-GAAP results of operations for the ongoing businesses are provided separately from businesses to be exited and impairment, restructuring and related non-recurring charges to enhance the user's overall understanding of the Company's current financial performance. The Company believes the non-GAAP adjusted operating results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's core operating results. Operating results for ongoing businesses is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

THREE MONTHS ENDED JULY 30, 2005

                                                   Businesses to be Exited
                                       Ongoing        and Non-Recurring      Income Tax      Consolidated
                                     Businesses            Charges          Repatriation       Kellwood
                                    -------------  -----------------------  ------------    --------------
Net sales                           $       488.2       $         73.6      $          -    $        561.8
Cost of products sold                       388.8                128.8                 -             517.6
SG&A                                         82.2                 12.6                 -              94.9
Amortization of intangibles                   2.8                  0.4                 -               3.2
Impairment, restructuring and
    related non-recurring charges               -                 71.9                 -              71.9
Interest expense, net                         5.9                    -                 -               5.9
Other (income) and expense, net              (0.3)                   -                 -              (0.3)
                                    -------------       --------------      ------------    --------------
Earnings (loss) before taxes                  8.9               (140.1)                -            (131.3)
Income tax provision (benefit)                2.8                (42.2)            (13.0)            (52.3)
                                    -------------       --------------      ------------    --------------
Net earnings (loss)                 $         6.0       $        (98.0)     $       13.0    $        (78.9)
                                    =============       ==============      ============    ==============
Effective tax rate (benefit)                32.0%               (30.1%)               NM            (39.9%)

THREE MONTHS ENDED JULY 31, 2004

                                       Ongoing           Businesses to       Income Tax      Consolidated
                                     Businesses            be Exited        Repatriation       Kellwood
                                    -------------       --------------      ------------    --------------
Net sales                           $       482.5       $         78.0      $          -    $        560.5
Cost of products sold                       375.8                 64.2                 -             440.0
SG&A                                         84.8                 14.6                 -              99.3
Amortization of intangibles                   3.1                  0.4                 -               3.5
Interest expense, net                         6.8                    -                 -               6.8
Other (income) and expense, net              (0.7)                   -                 -              (0.7)
                                    -------------       --------------      ------------    --------------
Earnings (loss) before taxes                 12.8                 (1.2)                -              11.6
Income tax provision (benefit)                4.3                 (0.4)                -               3.9
                                    -------------       --------------      ------------    --------------
Net earnings (loss)                 $         8.5       $         (0.8)     $          -    $          7.7
                                    =============       ==============      ============    ==============
Effective tax rate (benefit)                33.4%               (34.7%)               NM             33.3%

NM - Not Meaningful

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

SIX MONTHS ENDED JULY 30, 2005

                                                        Businesses to
                                                        be Exited and
                                       Ongoing          Non-Recurring        Income Tax      Consolidated
                                      Businesses           Charges          Repatriation       Kellwood
                                    -------------       --------------      ------------    --------------
Net sales                           $     1,041.8       $        159.4      $          -    $      1,201.2
Cost of products sold                       819.0                204.8                 -           1,023.8
SG&A                                        174.1                 26.9                 -             201.0
Amortization of intangibles                   5.6                  0.8                 -               6.4
Impairment, restructuring and
    related non-recurring charges               -                 71.9                 -              71.9
Interest expense, net                        12.5                    -                 -              12.5
Other (income) and expense, net              (0.5)                   -                 -              (0.5)
                                    -------------       --------------      ------------    --------------
Earnings (loss) before taxes                 31.1               (145.0)                -            (113.9)
Income tax provision (benefit)                9.9                (43.7)            (13.0)            (46.8)
                                    -------------       --------------      ------------    --------------
Net earnings (loss)                 $        21.1       $       (101.2)     $       13.0    $        (67.1)
                                    =============       ==============      ============    ==============
Effective tax rate (benefit)                32.0%               (30.2%)               NM            (41.1%)

SIX MONTHS ENDED JULY 31, 2004

                                       Ongoing           Businesses to       Income Tax      Consolidated
                                      Businesses           be Exited        Repatriation       Kellwood
                                    -------------       --------------      ------------    --------------
Net sales                           $     1,085.2       $        161.3      $          -    $      1,246.6
Cost of products sold                       837.3                132.2                 -             969.5
SG&A                                        176.0                 30.3                 -             206.2
Amortization of intangibles                   6.1                  0.8                 -               6.9
Interest expense, net                        13.0                    -                 -              13.0
Other (income) and expense, net              (0.9)                   -                 -              (0.9)
                                    -------------       --------------      ------------    --------------
Earnings (loss) before taxes                 53.7                 (2.0)                -              51.7
Income tax provision (benefit)               18.4                 (0.7)                -              17.7
                                    -------------       --------------      ------------    --------------
Net earnings (loss)                 $        35.2       $         (1.3)     $          -    $         34.1
                                    =============       ==============      ============    ==============
Effective tax rate (benefit)                34.3%               (34.5%)               NM             34.1%

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

                                              Three months ended                     Six months ended
                                    --------------------------------------  --------------------------------------
                                      July 30,       July 31,     Percent      July 30,       July 31,    Percent
                                        2005           2004        Change       2005           2004        Change
                                    ------------   ------------   --------  ------------   ------------   --------
Net sales                           $      488.2   $      482.5       1.2%  $    1,041.8   $    1,085.2     (4.0%)
Cost of products sold                      388.8          375.8       3.4%         819.0          837.3     (2.2%)
                                    ------------   ------------   -------   ------------   ------------   -------
Gross profit                                99.5          106.7     (6.8%)         222.8          247.9    (10.1%)
SG&A                                        82.2           84.8     (3.0%)         174.1          176.0     (1.0%)
                                    ------------   ------------   -------   ------------   ------------   -------
Operating earnings before
    amortization (1)                        17.2           21.9    (21.4%)          48.7           71.9    (32.3%)
Amortization of intangibles                  2.8            3.1     (8.4%)           5.6            6.1     (8.5%)
                                    ------------   ------------   -------   ------------   ------------   -------
Operating earnings                          14.4           18.8    (23.5%)          43.1           65.8    (34.5%)
Interest expense, net                        5.9            6.8    (12.5%)          12.5           13.0     (3.8%)
Other (income) and expense, net             (0.3)          (0.7)   (52.0%)          (0.5)          (0.9)   (41.4%)
                                    ------------   ------------   -------   ------------   ------------   -------
Earnings before taxes                        8.9           12.8    (30.9%)          31.1           53.7    (42.1%)
Income taxes                                 2.8            4.3    (33.9%)           9.9           18.4    (46.0%)
                                    ------------   ------------   -------   ------------   ------------   -------
Net earnings                        $        6.0   $        8.5    (29.4%)  $       21.1   $       35.2    (40.1%)
                                    ============   ============   =======   ============   ============   =======
Effective tax rate                         32.0%          33.4%                    32.0%          34.3%

                                              Three months ended                       Six months ended
                                    -------------------------------------  ---------------------------------------
                                      July 30,        July 31,    % Point     July 30,        July 31,    % Point
As a percentage of net sales:           2005            2004       Change       2005           2004        Change
-----------------------------       ------------   ------------   -------  -------------   ------------   --------
Net sales                                 100.0%         100.0%       0.0%        100.0%         100.0%      0.0%
Cost of products sold                      79.6%          77.9%       1.7%         78.6%          77.2%      1.4%
                                    ------------   ------------   --------  ------------   ------------   -------
Gross profit                               20.4%          22.1%     (1.7%)         21.4%          22.8%     (1.4%)
SG&A                                       16.8%          17.6%     (0.7%)         16.7%          16.2%      0.5%
                                    ------------   ------------   -------   ------------   ------------   -------
Operating earnings before
    amortization (1)                        3.5%           4.5%     (1.0%)          4.7%           6.6%     (1.9%)
Amortization of intangibles                 0.6%           0.6%     (0.1%)          0.5%           0.6%      0.0%
                                    ------------   ------------   -------   ------------   ------------   -------
Operating earnings                          3.0%           3.9%     (1.0%)          4.1%           6.1%     (2.0%)
Interest expense, net                       1.2%           1.4%     (0.2%)          1.2%           1.2%      0.0%
Other (income) and expense, net           (0.1%)         (0.1%)       0.1%          0.0%         (0.1%)      0.0%
                                    ------------   ------------   --------   -----------   ------------   -------
Earnings before taxes                       1.8%           2.7%     (0.8%)          3.0%           4.9%     (1.9%)
Income taxes                                0.6%           0.9%     (0.3%)          1.0%           1.7%     (0.7%)
                                    ------------   ------------   -------   ------------   ------------   -------
Net earnings                                1.2%           1.8%     (0.5%)          2.0%           3.2%     (1.2%)
                                    ============   ============   =======   ============   ============   =======

NM - Not meaningful

(1) Operating earnings before amortization is a non-GAAP measure that differs from operating earnings in that it excludes amortization of intangibles. Operating earnings before amortization should not be considered as an alternative to operating earnings. Operating earnings before amortization is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

SEASONALITY. Kellwood's businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. The Company generally sells its products prior to the principal retail selling seasons: spring, summer, fall and holiday. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

SALES for ongoing businesses for the second quarter of 2005 were $488.2, increasing $5.7 or 1.2% versus last year due to increased sales of better plus price point men's and junior sportswear brands partially offset by decreased sales of popular-to-moderately priced women's brands and private label business. Sales for the six months ended July 30, 2005 were $1,041.8, decreasing $43.4 or 4.0% versus last year due to sales declines in the popular-to-moderately priced women's brands partially offset by sales increases in the better plus price point men's brands.

GROSS PROFIT for ongoing businesses for the second quarter of 2005 was $99.5 or 20.4% of sales, decreasing $7.2 or 1.7% of sales versus $106.7 or 22.1% of sales reported for the second quarter of 2004. For the six months ended July 30, 2005, gross profit was $222.8 or 21.4% of sales, decreasing $25.1 or 1.4% of sales versus $247.9 or 22.8% of sales compared to the corresponding period of the prior year. The decline in the Company's gross margin rate for the three and six months ended July 30, 2005 resulted from competitive price pressure and higher markdown expense, primarily in the Women's Sportswear segment, in the first and second quarters of 2005 as compared to the first and second quarters of 2004.

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

INCOME TAXES. In October 2004, the American Jobs Creation Act of 2004 (the
Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13.0 recorded during the second quarter of 2005 due to reversal of $23.0 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10.0 of taxes provided on earnings to be repatriated. To accomplish the repatriation, plans are for the Company's foreign subsidiaries to pay dividends of $150.0 to the Company during the third and fourth quarters of 2005.

The Company's effective tax rate on pretax earnings, excluding charges associated with the 2005 Restructuring Plan and the $13.0 effect of the repatriation described above, was lowered in 2005 (32.0% in 2005 versus 33.3% for the three months ended July 31, 2004 and 34.1% for the six months ended July 31, 2004) as the Company is expected to benefit from the repatriation of this year's foreign earnings under the Act. The Company's expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future, and no taxes will be provided on these foreign earnings. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

The Company's effective tax benefit rate on all charges associated with the 2005 Restructuring Plan was 30.0%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan.

The Company's overall effective tax benefit rate for the three- and six-month periods ended July 30, 2005 was 39.9% and 41.1%, respectively. These rates are different than the U.S. statutory rate of 35.0% due primarily to the repatriation benefit described above.

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

                                              Three months ended                       Six months ended
                                    -------------------------------------   -------------------------------------
                                      July 30,       July 31,     Percent     July 30,       July 31,     Percent
                                        2005           2004        Change       2005           2004       Change
                                    ------------   ------------   -------   ------------   ------------   -------
Net sales                           $       73.6   $       78.0     (5.6%)  $      159.4   $      161.3     (1.2%)
Cost of products sold                      128.8           64.2    100.7%          204.8          132.2     55.0%
                                    ------------   ------------   -------   ------------   ------------   -------

Gross (loss) profit                        (55.3)          13.8   (501.7%)         (45.4)          29.1   (255.9%)

SG&A                                        12.6           14.6    (13.3%)          26.9           30.3    (11.2%)
                                    ------------   ------------   -------   ------------   ------------   -------
Operating loss before amortization
    and impairment, restructuring
    and related non-recurring
    charges (1)                            (67.8)          (0.8)       NM          (72.3)          (1.2)       NM
Amortization of intangibles                  0.4            0.4      0.0%            0.8            0.8      0.0%
Impairment, restructuring and
    related non-recurring charges           71.9              -        NM           71.9              -        NM
                                    ------------   ------------   -------   ------------   ------------   -------
Operating loss                            (140.1)          (1.2)       NM         (145.0)          (2.0)       NM
Other (income) and expense, net                -              -         -              -              -         -
                                    ------------   ------------   -------   ------------   ------------   -------
Loss before taxes                         (140.1)          (1.2)       NM         (145.0)          (2.0)       NM
Income tax benefit                         (42.2)          (0.4)       NM          (43.7)          (0.7)       NM
                                    ------------   ------------   -------   ------------   ------------   -------
Net loss                            $      (98.0)  $       (0.8)       NM   $     (101.2)  $       (1.3)       NM
                                    ============   ============   =======   ============   ============   =======
Effective tax benefit rate                (30.1%)        (34.7%)                  (30.2%)        (34.5%)

                                               Three months ended                       Six months ended
                                    -------------------------------------   --------------------------------------
                                      July 30,        July 31,    % Point     July 30,        July 31,    % Point
As a percentage of net sales:           2005            2004       Change       2005           2004       Change
-----------------------------       ------------   ------------   -------   ------------   ------------   -------
Net sales                                 100.0%         100.0%      0.0%         100.0%         100.0%      0.0%
Cost of products sold                     175.1%          82.4%     92.7%         128.5%          81.9%     46.5%
                                    ------------   ------------   -------   ------------   ------------   -------
Gross (loss) profit                      (75.1%)          17.6%    (92.7%)        (28.5%)         18.1%    (46.5%)
SG&A                                       17.1%          18.7%     (1.5%)         16.9%          18.8%     (1.9%)
                                    ------------   ------------   -------   ------------   ------------   -------
Operating loss before amortization
    and impairment, restructuring
    and related non-recurring
    charges (1)                          (92.2%)         (1.0%)    (91.2%)        (45.3%)         (0.7%)   (44.6%)
Amortization of intangibles                 0.6%           0.5%      0.0%           0.5%           0.5%      0.0%
Impairment, restructuring and
    related non-recurring charges          97.7%           0.0%     97.7%          45.1%           0.0%     45.1%
                                    ------------   ------------   -------   ------------   ------------   --------
Operating loss                          (190.4%)         (1.5%)   (188.9%)        (90.9%)         (1.2%)   (89.7%)
Other (income) and expense, net            0.0%           0.0%       0.0%           0.0%           0.0%      0.0%
                                    -----------    ------------   -------   ------------   ------------   -------
Loss before taxes                       (190.4%)         (1.5%)   (188.9%)        (90.9%)         (1.2%)   (89.7%)
Income tax benefit                       (57.3%)         (0.5%)    (56.8%)        (27.4%)         (0.4%)   (27.0%)
                                    -----------    -----------    -------   ------------   ------------   -------
Net loss                                (133.1%)         (1.0%)   (132.1%)        (63.5%)         (0.8%)   (62.7%)
                                    ===========    ===========    =======   ============   ============   =======

NM - Not meaningful

See following page for footnote (1) to above tables.






         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

(1) Operating loss before amortization and impairment, restructuring and related non-recurring charges is a non-GAAP measure that differs from operating loss in that it excludes amortization of intangibles and impairment, restructuring and related non-recurring charges. Operating loss before amortization and impairment, restructuring and related non-recurring charges should not be considered as an alternative to operating loss. Operating loss before amortization and impairment, restructuring and related non-recurring charges is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. Management believes the comparison of operating loss before amortization and impairment, restructuring and related non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and related non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating loss before amortization and impairment, restructuring and related charges may not be comparable to any similarly titled measure used by another company.

BUSINESS UNITS TO BE EXITED. Sales for the second quarter of 2005 were $73.6, decreasing $4.4 or 5.6% versus last year due primarily to sales allowances of the business units to be exited as part of the restructuring charges of $5.2. Gross (loss) profit for the second quarter of 2005 was ($55.3) or (75.1%) of sales versus $13.8 or 17.6% of sales reported for the second quarter of 2004. Included in gross (loss) profit in the second quarter of 2005 is $61.5 of sales allowances and inventory reserves related to the 2005 Restructuring Plan. SG&A for the second quarter of 2005 decreased $1.9 primarily due to a decrease in compensation expense.

Sales for the six months ended July 30, 2005 were $159.4, decreasing $1.9 or 1.2% versus last year primarily due to sales allowances of the business units to be exited of $5.2 partially offset by an increase in the private label denim menswear business. Gross (loss) profit for the six months ended July 30, 2005 was ($45.4) or (28.5%) of sales versus $29.1 or 18.1% of sales for the six months ended July 31, 2004. Included in gross (loss) profit in the six months ended July 30, 2005 is $61.5 of sales allowances and inventory reserves related to the 2005 Restructuring Plan. SG&A for the six months ended July 30, 2005 decreased $3.4 primarily due to a decrease in overhead in business units experiencing lower sales.

SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:

     o    Women's Sportswear,
     o    Men's Sportswear,
     o    Other Soft Goods, and
     o    General Corporate.

RECONCILIATION: The following tables provide the non-GAAP segment net sales and (loss) earnings for the three and six month periods ended July 30, 2005 and July 31, 2004, for the ongoing businesses and businesses to be exited separately. The tables present this breakdown of the Company's operations in a manner that reconciles to the results for the consolidated Company. The non-GAAP segment net sales and (loss) earnings for the ongoing businesses are provided separately from businesses to be exited to enhance the user's overall understanding of the Company's current financial performance. The Company believes the non-GAAP segment net sales and (loss) earnings provide useful information to both management and investors by excluding sales and expenses that the Company believes are not indicative of the Company's core operating results. Segment net sales and (loss) earnings for ongoing businesses are the primary measures used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

THREE MONTHS ENDED                            July 30, 2005                             July 31, 2004
                                ----------------------------------------   ---------------------------------------
                                  Ongoing      Businesses   Consolidated     Ongoing     Businesses   Consolidated
Net sales                        Businesses   to be Exited     Total        Businesses  to be Exited     Total
---------                       -----------   ------------  ------------   -----------  ------------  ------------
Women's Sportswear              $     284.0    $      13.2   $     297.2   $     296.2   $     23.4   $     319.6
Men's Sportswear                      120.9           33.4         154.3         110.6         29.0         139.6
Other Soft Goods                       83.4           27.0         110.4          75.8         25.5         101.3
                                -----------    -----------   -----------   -----------   ----------   -----------
Total net sales                 $     488.2    $      73.6   $     561.8   $     482.5   $     78.0   $     560.5
                                ===========    ===========   ===========   ===========   ==========   ===========

                                              July 30, 2005                             July 31, 2004
                                ----------------------------------------   ---------------------------------------
                                  Ongoing      Businesses   Consolidated     Ongoing     Businesses   Consolidated
Segment earnings (loss)          Businesses   to be Exited     Total        Businesses  to be Exited     Total
-----------------------         -----------   ------------  ------------   -----------  ------------  ------------
Women's Sportswear              $       7.8    $     (16.1)  $      (8.3)  $      14.9   $     (0.1)  $      14.8
Men's Sportswear                       15.6          (24.5)         (8.9)         12.4          1.9          14.3
Other Soft Goods                        6.1          (27.3)        (21.2)          5.9         (2.6)          3.3
General Corporate                     (12.2)             -         (12.2)        (11.2)           -         (11.2)
                                -----------    -----------   -----------   -----------   ----------   -----------
Total segment earnings (loss)   $      17.2    $     (67.8)  $     (50.6)  $      21.9   $     (0.8)  $      21.1
                                ===========    ===========   ===========   ===========   ==========   ===========

SIX MONTHS ENDED                                 July 30, 2005                             July 31, 2004
                                ------------------------------------------ ---------------------------------------
                                   Ongoing     Businesses    Consolidated    Ongoing     Businesses   Consolidated
Net sales                        Businesses   to be Exited      Total       Businesses  to be Exited     Total
---------                       ---------------------------  -------------  ----------  ------------  ------------
Women's Sportswear              $     619.4    $      37.8   $     657.2   $     699.9   $     57.7   $     757.5
Men's Sportswear                      251.9           66.8         318.8         220.9         46.9         267.8
Other Soft Goods                      170.4           54.8         225.2         164.5         56.8         221.3
                                -----------    -----------   -----------   -----------   ----------   -----------
Total net sales                 $   1,041.8    $     159.4   $   1,201.2   $   1,085.2   $    161.3   $   1,246.6
                                ===========    ===========   ===========   ===========   ==========   ===========

                                              July 30, 2005                             July 31, 2004
                                ----------------------------------------   ---------------------------------------
                                  Ongoing      Businesses   Consolidated     Ongoing     Businesses   Consolidated
Segment earnings (loss)          Businesses   to be Exited     Total        Businesses  to be Exited     Total
-----------------------         -----------   ------------  ------------   -----------  ------------  ------------
Women's Sportswear              $      28.4    $     (18.2)  $      10.2   $      55.2   $      3.9   $      59.1
Men's Sportswear                       26.7          (23.9)          2.7          25.2         (0.3)         25.0
Other Soft Goods                       16.4          (30.2)        (13.8)         15.3         (4.8)         10.6
General Corporate                     (22.8)             -         (22.8)        (23.8)           -         (23.8)
                                -----------    -----------   -----------   -----------   ----------   -----------
Total segment earnings (loss)   $      48.7    $     (72.3)  $     (23.6)  $      71.9   $     (1.2)  $      70.8
                                ===========    ===========   ===========   ===========   ==========   ===========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

ONGOING BUSINESSES: Sales and segment earnings for ongoing businesses by segment were as follows (amounts are presented based on actual data, therefore columns/rows may not add due to rounding):

                                         Three months ended                       Six months ended
                                ------------------------------------    -----------------------------------
                                  July 30,       July 31,    Percent     July 30,      July 31,     Percent
Net sales                           2005           2004       Change       2005         2004         Change
---------                       -----------    -----------   -------    ----------   -----------    -------
     Women's Sportswear         $     284.0    $     296.2     (4.1%)   $    619.4   $     699.9     (11.5%)
     Men's Sportswear                 120.9          110.6      9.3%         251.9         220.9      14.1%
     Other Soft Goods                  83.4           75.8     10.1%         170.4         164.5       3.6%
                                -----------    -----------   -------    ----------   -----------    -------
     Total net sales            $     488.2    $     482.5      1.2%    $  1,041.8   $   1,085.2      (4.0%)
                                ===========    ===========   =======    ==========   ===========    =======

                                    Three months ended - amounts          Three months ended - percentages
                                ------------------------------------    -----------------------------------
                                  July 30,       July 31,    Percent     July 30,      July 31,     % Point
Segment earnings                    2005           2004       Change       2005         2004         Change
----------------                -----------    -----------   -------    ----------   -----------    -------
     Women's Sportswear         $       7.8    $      14.9    (47.7%)         2.7%          5.0%      (2.3%)
     Men's Sportswear                  15.6           12.4     25.7%         12.9%         11.2%       1.7%
     Other Soft Goods                   6.1            5.9      3.5%          7.3%          7.7%      (0.5%)
     General Corporate                (12.2)         (11.2)     8.8%            NM            NM         NM
                                -----------    -----------   -------    ----------   -----------    -------
     Segment earnings           $      17.2    $      21.9    (21.4%)         3.5%          4.5%      (1.0%)
                                ===========    ===========   =======    ==========   ===========    =======

                                     Six months ended - amounts            Six months ended - percentages
                                ------------------------------------    -----------------------------------
                                  July 30,       July 31,    Percent     July 30,      July 31,     % Point
Segment earnings                    2005           2004       Change       2005         2004        Change
----------------                ------------   -----------   -------    ----------   -----------    -------
     Women's Sportswear         $      28.4    $      55.2    (48.5%)         4.6%          7.9%      (3.3%)
     Men's Sportswear                  26.7           25.2      5.7%         10.6%         11.4%      (0.8%)
     Other Soft Goods                  16.4           15.3      6.9%          9.6%          9.3%       0.3%

     General Corporate                (22.8)         (23.8)    (4.2%)           NM            NM         NM
                                -----------    -----------   -------    ----------   -----------    -------
     Segment earnings           $      48.7    $      71.9    (32.3%)         4.7%          6.6%      (2.0%)
                                ===========    ===========   =======    ==========   ===========    =======

     NM - Not meaningful

WOMEN'S SPORTSWEAR - ONGOING. Sales of ongoing businesses for the second quarter of 2005 were $284.0 decreasing $12.2 or 4.1% versus last year due to a decrease in the traditionally styled popular-to-moderately priced women's brands partially offset by growth in junior sportswear. Sales of ongoing businesses for the six months ended July 30, 2005 were $619.4, decreasing $80.5 or 11.5% versus last year due to reduced orders for some of the Company's traditionally styled popular-to-moderately priced brands. The dress market has shrunk dramatically with some of the Company's customers having either dropped the category altogether or significantly cut open-to-buy.

Segment earnings of ongoing businesses for the second quarter of 2005 were $7.8, down $7.1 from last year and for the six months ended July 30, 2005, were $28.4, down $26.8 from last year. Besides the decline in segment sales, segment earnings of ongoing businesses were also adversely impacted by a decline in gross profit as a percent of sales (2.1 percentage points for the second quarter of 2005 compared to the second quarter of 2004 and 2.3 percentage points for the six months ended July 30, 2005 compared to the six months ended July 31, 2004) related to markdown support provided to customers and higher off-price sales in the first and second quarters of 2005 compared to the first and second quarters of 2004.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

MEN'S SPORTSWEAR - ONGOING. Sales of ongoing businesses for the second quarter of 2005 were $120.9, increasing $10.3 or 9.3% versus last year. Sales of ongoing businesses for the six months ended July 30, 2005 were $251.9, increasing $31.0 or 14.1% versus last year. The sales increase for both periods was due to growth in the private label shirt business as well as the Phat Farm sportswear wholesale business, which the Company began selling during the second quarter of 2004.

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

OTHER SOFT GOODS - ONGOING. Sales of ongoing businesses for the second quarter of 2005 were $83.4, increasing $7.6 or 10.1% versus the second quarter of 2004. Sales of ongoing businesses for the six months ended July 30, 2005 were $170.4, increasing $5.9 or 3.6% from last year. The increase was due to the strength of the Company's major consumer brands and flat retail selling prices across most product categories following several years of price deflation.

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

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders' equity, or total capital). As of July 30, 2005, the Company's debt-to-capital ratio was 42.3%, up 1.7% and 2.6% from July 31, 2004 and January 29, 2005, respectively, primarily due to a decrease in equity related to the net loss incurred in the three month period ended July 30, 2005.

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

Under the Company's share buyback program, beginning on August 2, 2005, the Company repurchased 504,800 shares through September 1, 2005 at an average price of $24.61 per share.

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

WORKING CAPITAL is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 29, 2005 to July 30, 2005 are primarily a result of seasonality of the Company's businesses.

   - Accounts receivable increased $33.6 to $375.4 at July 30, 2005 from $341.8 at July 31, 2004 primarily due to the accounts receivable associated with the Phat Farm sportswear wholesale business and the increase in days sales outstanding. Days sales outstanding were 52 days as of July 30, 2005 compared to 49 days at July 31, 2004. The increase in days sales outstanding was due to increased sales to off-price customers who have longer terms and earlier settlement of markdown support with customers.

   - Inventories decreased $64.3 to $282.5 at July 30, 2005 from $346.8 at July 31, 2004. Days supply now stands at 53 days compared to 58 days at July 31, 2004. The decrease in inventories is primarily due to additional inventory reserves recorded related to the 2005
       Restructuring Plan.

   - Accounts payable and accrued expenses decreased $11.4 to $311.6 at July 30, 2005 from $323.0 at July 31, 2004 primarily as a result of a decrease in inventory purchases at the end of the second quarter of 2005.

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

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES decreased to ($5.4) for the six months ended July 30, 2005 from $199.1 for the six months ended July 31, 2004. The $204.5 decrease was primarily due to proceeds from the Company's 3.50% Convertible Senior Debentures in the first quarter of 2004.

During the second quarter of 2004, the Company privately placed $200.0 of 3.50% Convertible Senior Debentures. The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company intends to use the proceeds from the offering for general corporate purposes, which may include future acquisitions (see financial statement
Note 7).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

On October 20, 2004, the Company executed a $400.0 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bore interest at LIBOR plus a spread ranging from .60% to 1.25% with such spread depending on the Company's leverage ratio. On September 1, 2005, the Credit Agreement was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the Credit Agreement changed the interest rate spread to LIBOR plus .60% to 1.45%. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated (see financial statement Note 7). It is not expected that any of these provisions will restrict the Company from normal operations. At April 30, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $22.5. In addition to this facility, the Company has $4.5 in outstanding letters of credit used by its foreign subsidiaries.

After the announcement of the 2005 Restructuring Plan, Standard & Poor's downgraded the Company's credit rating to BB from BBB-, and Moody's downgraded the Company's credit rating to Ba2 from Ba1. These actions are not expected to impact the Company's operations.

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

   o the economic effects of safeguards put in place on Chinese imports into the U.S.;

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

   o  ability to successfully complete the restructuring plan;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At July 30, 2005, the Company's debt portfolio was composed of 100% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2005.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value of approximately $463 million, which compares to the book value of $470 million. With respect to the Company's fixed-rate debt outstanding at July 30, 2005, a 10% increase in interest rates would have resulted in approximately a $22.8 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24.7 increase in the market value of Kellwood's fixed-rate debt.

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

As discussed in financial statement Note 2, included herein are amended condensed consolidated financial statements, which include the effects of the restatement for the three and six months ended July 30, 2005 and July 31, 2004, and the year ended January 29, 2005. In addition, management of the Company has amended its Form 10-Q for the quarterly period ended April 30, 2005, and its Form 10-K for the year ended January 29, 2005, to restate the Company's consolidated financial statements and to restate Management's Report on Internal Control Over Financial Reporting. The determination to restate these consolidated financial statements was made as a result of management's identification of accounting errors resulting from accounting methods used at a regional accounting center to accrue for freight, duty and agents' commission costs related to imports of goods. This resulted in the understatement of cost of products sold and current liabilities. The Company identified this issue during the third quarter of 2005 after the regional accounting center was centralized into the Company's financial services operations in St. Louis and subsequent review of accounting processes.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, the Company did not maintain effective controls over the completeness and accuracy of accruals for freight, duty and agents' commission costs. Specifically, effective controls were not designed and in place to ensure the complete and accurate period-end accruals for freight, duty and agents' commission costs by the regional accounting center, which affected accounts payable and costs of products sold. This control deficiency resulted in the restatement of the Company's fiscal 2004 and fiscal 2003 annual consolidated financial statements and the interim condensed consolidated financial statements for quarterly periods ended July 30, 2005, April 30, 2005, and all quarterly periods in the years ended January 29, 2005 and January 31, 2004. Additionally, this control deficiency, until remediated, could result in a misstatement to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. This material weakness continues to exist as of July 30, 2005.

Management of the Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 30, 2005. Based upon this evaluation and as a result of the material weakness discussed above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were not effective as of July 30, 2005. Notwithstanding the material weakness discussed above, the Company's management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

-------------------------------------------

Management's Consideration of the Restatement

In coming to the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of July 30, 2005, management considered the restatement and material weakness described above. In addition, management considered among other things, the restatement related to the death benefits program as disclosed in financial statement Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A. After reviewing and analyzing the SEC's Staff Accounting Bulletin ("SAB") No. 99, Materiality, paragraph 29 of Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and SAB Topic 5F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the death benefits program restatement adjustment did not have a material impact on the consolidated financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the death benefits program restatement adjustment on shareowners' equity was not material to the consolidated financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued consolidated financial statements for the death benefits program adjustment solely because it is already restating previously issued consolidated financial statements for the freight, duty and agents' commission costs adjustment described above, management concluded that the control deficiency that resulted in the death benefits program restatement adjustment did not constitute a material weakness in internal control over financial reporting.

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

The changes in the Company's internal control over financial reporting described in the preceding paragraph are being implemented subsequent to the quarter ended July 30, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In July 2005, the Company announced a stock repurchase program. The Board of Directors authorized the Company to repurchase, at the Company's discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75 million for this purpose. This program replaces the previous stock repurchase program authorized in September 2000.

                                                                                                     Maximum Number
                                                                          Total Number of           (or Approximate
                                                    Average Price        Shares (or Units)       Dollar Value) of Shares
                            Total Number of            as Paid          Purchased as Part of     (or Units) that May Yet
                           Shares (or Units)          per Share          Publicly Announced        Be Purchased Under
     Fiscal Month              Purchased              (or Unit)          Plans or Programs        the Plans or Programs
----------------------     -----------------       ---------------      --------------------     -----------------------
May (5/1/05 - 6/4/05)                      -       $             -                       -                            -
June (6/5/05 - 7/2/05)                     -                     -                       -                            -
July (7/3/05 - 7/30/05)                    -                     -                       -                    2,783,785
                           -----------------       ---------------       -----------------        ---------------------
Total                                      -       $             -                       -                    2,783,785
                           =================       ===============       =================        =====================

Under the Company's share buyback program, beginning on August 2, 2005, the Company repurchased 504,800 shares through September 1, 2005 at an average price of $24.61 per share.

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

                           Total Number of         Average Price
     Fiscal Month          Shares Purchased        Paid per Share
----------------------     -----------------       --------------
May (5/1/05 - 6/4/05)                  5,466       $        25.82
June (6/5/05 - 7/2/05)                 7,404                27.43
July (7/3/05 - 7/30/05)                    -                    -
                           -----------------       --------------
Total                                 12,870       $        26.74
                           =================       ==============


ITEM 6. EXHIBITS
----------------

         S.E.C. Exhibit
         Reference No.                Description
         --------------               -----------

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

KELLWOOD COMPANY


January 13, 2006          /s/ W. Lee Capps III
                          ----------------------------------------------------
                          W. Lee Capps III
                          Chief Operating Officer and Chief Financial Officer
                          (Principal Financial Officer)


January 13, 2006          /s/ Gregory W. Kleffner
                          ----------------------------------------------------
                          Gregory W. Kleffner
                          Vice President Finance and Controller
                          (Principal Accounting Officer)