Form 10-Q
period 2005-10-29
KELLWOOD CO
filed 2006-01-13
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended October 29, 2005

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    ------------------


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

Number of shares of common stock, par value $.01, outstanding at October 29, 2005: 25,646,929.

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----
                                                                       Page No.
                                                                       --------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet                       3

                 Condensed Consolidated Statement of Operations             4

                 Condensed Consolidated Statement of Cash Flows             5

                 Notes to Condensed Consolidated Financial Statements    6-26

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        27-46

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                             46

         Item 4. Controls and Procedures                                47-48


PART II.         OTHER INFORMATION

         Item 2. Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                49

         Item 6. Exhibits                                                  49

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                   ------------------------------------------------
                                               (Amounts in thousands)

                                                              October 29,          October 30,         January 29,
                                                                 2005                 2004                2005
                                                          -----------------    -----------------    -----------------
                                                                                   Restated -          Restated -
                                                                                   see Note 2          see Note 2
ASSETS
------
Current assets:
    Cash and cash equivalents                             $         261,386    $         208,643    $         261,011
    Receivables, net                                                360,755              412,248              347,813
    Inventories                                                     216,602              274,027              295,539
    Current deferred taxes and prepaid expenses                      61,958               65,910               54,770
    Current assets of discontinued operations                        37,500               60,693               70,781
                                                          -----------------    -----------------    -----------------
         Total current assets                                       938,201            1,021,521            1,029,914

Property, plant and equipment, net                                   79,315               91,756               93,108
Intangible assets, net                                              162,569              187,947              184,800
Goodwill                                                            195,341              203,177              214,747
Other assets                                                         27,740               37,523               36,352
Long-term assets of discontinued operations                             489               19,830               19,381
                                                          -----------------    -----------------    -----------------
Total assets                                              $       1,403,655    $       1,561,754    $       1,578,302
                                                          =================    =================    =================


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
    Accounts payable                                      $         155,033    $         183,771    $         174,462
    Accrued salaries and employee benefits                           42,711               38,886               42,467
    Other accrued expenses                                           58,715               63,556               82,486
    Current liabilities of discontinued operations                    7,774               15,217               14,258
                                                          -----------------    -----------------    -----------------
         Total current liabilities                                  264,233              301,430              313,673

Long-term debt                                                      469,768              469,658              469,657
Deferred income taxes and other                                      70,552               80,384               81,448

Shareowners' equity:
    Common stock                                                    271,990              270,123              270,264
    Retained earnings                                               491,201              552,726              555,387
    Accumulated other comprehensive loss                            (10,310)             (11,704)             (11,396)
    Less treasury stock, at cost                                   (153,779)            (100,863)            (100,731)
                                                          -----------------    -----------------    -----------------
         Total shareowners' equity                                  599,102              710,282              713,524
                                                          -----------------    -----------------    -----------------

Total liabilities and shareowners' equity                 $       1,403,655    $       1,561,754    $       1,578,302
                                                          =================    =================    =================


See notes to condensed consolidated financial statements.

                                           KELLWOOD COMPANY AND SUBSIDIARIES
                                           ---------------------------------
                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                               ----------------------------------------------------------
                                      (Amounts in thousands, except per share data)

                                                             Three Months Ended                Nine Months Ended
                                                      -------------------------------   -------------------------------
                                                        October 29,      October 30,      October 29,      October 30,
                                                           2005             2004             2005             2004
                                                      --------------   --------------   --------------   --------------
                                                                         Restated -                        Restated -
                                                                         see Note 2                        see Note 2

Net sales                                             $      587,460   $      671,007   $    1,713,914   $    1,832,550

Costs and expenses:
    Cost of products sold                                    461,148          534,635        1,385,235        1,435,358
    Selling, general and
      administrative expenses                                 87,567           88,455          271,358          275,430
    Amortization of intangible assets                          2,572            2,862            8,438            9,251
    Impairment, restructuring and
      related non-recurring charges                            8,669                -           59,630                -
    Interest expense, net                                      5,831            6,431           18,376           19,472
    Other (income) and expense, net                             (408)          (1,033)            (916)          (1,870)
                                                      --------------   --------------   --------------   --------------

Earnings (loss) before income taxes                           22,081           39,657          (28,207)          94,909

Income tax provision (benefit)                                 7,119           13,441          (20,409)          32,304
                                                      --------------   --------------   --------------   --------------

Net earnings (loss) from continuing operations                14,962           26,216           (7,798)          62,605

Net earnings (loss) from discontinued operations               1,226             (996)         (43,127)          (3,330)
                                                      --------------   --------------   --------------   --------------

Net earnings (loss)                                   $       16,188   $       25,220   $      (50,925)  $       59,275
                                                      ==============   ==============   ==============   ==============

Weighted average shares outstanding:
    Basic                                                     26,739           27,669           27,434           27,446
                                                      ==============   ==============   ==============   ==============

    Diluted                                                   26,799           28,134           27,434           28,038
                                                      ==============   ==============   ==============   ==============

Earnings (loss) per share:
    Basic:
      Continuing operations                           $         0.56   $         0.95   $        (0.28)  $         2.28
      Discontinued operations                                   0.05            (0.04)           (1.57)           (0.12)
                                                      --------------   --------------   --------------   --------------
      Net earnings (loss)                             $         0.61   $         0.91   $        (1.86)  $         2.16
                                                      ==============   ==============   ==============   ==============

    Diluted:
      Continuing operations                           $         0.56   $         0.93   $        (0.28)  $         2.23
      Discontinued operations                                   0.05            (0.04)           (1.57)           (0.12)
                                                      --------------   --------------   --------------   --------------
      Net earnings (loss)                             $         0.60   $         0.90   $        (1.86)  $         2.11
                                                      ==============   ==============   ==============   ==============


Dividends paid per share                              $         0.16   $         0.16   $         0.48   $         0.48
                                                      ==============   ==============   ==============   ==============

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

                                                                                              Nine months ended
                                                                                    -------------------------------------
                                                                                       October 29,          October 30,
                                                                                          2005                 2004
                                                                                    ----------------     ----------------
                                                                                                            Restated -
                                                                                                            see Note 2

OPERATING ACTIVITIES:

Net (loss) earnings                                                                 $        (50,925)    $         59,275

Add/(deduct) items not affecting operating cash flows:
       Depreciation and amortization                                                          30,950               31,535
       Deferred income taxes and other                                                       (10,416)               3,830
       Inventory/accounts receivable valuation adjustments and
          impairment, restructuring and related non-recurring charges
          - Pre-tax amount                                                                   132,280                    -
          - Tax effect                                                                       (39,685)                   -

Changes in working capital components:
       Receivables, net                                                                      (11,217)            (119,715)
       Inventories                                                                            71,989               14,346
       Prepaid taxes and expenses                                                             (7,199)                (215)
       Accounts payable and accrued expenses                                                 (29,600)               9,170
                                                                                    ----------------     ----------------
Net cash provided by (used in) operating activities                                           86,177               (1,774)
                                                                                    ----------------     ----------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                   (14,787)             (19,903)
Acquisitions, net of cash acquired                                                           (12,178)            (144,722)
Receipts for subordinated note receivable                                                      2,063                1,375
Dispositions of fixed assets                                                                   3,762                  226
                                                                                    ----------------     ----------------
Net cash (used in) investing activities                                                      (21,140)            (163,024)
                                                                                    ----------------     ----------------

FINANCING ACTIVITIES:
Borrowings of long-term debt, net of financing costs                                               -              195,131
Repayments of long-term debt                                                                       -               (4,448)
Dividends paid                                                                               (13,260)             (13,185)
Stock purchases under Stock Repurchase Program                                               (55,430)                   -
Stock transactions under incentive plans                                                       4,028               17,265
                                                                                    ----------------     ----------------
Net cash (used in) provided by financing activities                                          (64,662)             194,763
                                                                                    ----------------     ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          375               29,965
Cash and cash equivalents, beginning of period                                               261,011              178,678
                                                                                    ----------------     ----------------
Cash and cash equivalents, end of period                                            $        261,386     $        208,643
                                                                                    ================     ================

Supplemental cash flow information:

       Interest paid                                                                $         21,134     $         18,285
                                                                                    ================     ================
       Income taxes (refunded) paid, net                                            $           (409)    $          9,018
                                                                                    ================     ================

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS. On December 1, 2005, the Company concluded that it was necessary to restate herein its previously issued condensed consolidated statement of operations for the three and nine months ended October 30, 2004, condensed consolidated statement of cash flows for the nine months ended October 30, 2004, and condensed consolidated balance sheet at January 29, 2005 and October 30, 2004. The consolidated balance sheet at January 29, 2005 has been restated in the Annual Report on Form 10-K/A (Amendment No. 2). This restatement corrects accounting errors detailed below. Additionally, all affected amounts described in these Notes to Condensed Consolidated Financial Statements have been restated.

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

After discovering the error, the Company corrected the accounting processes so that there was an appropriate cutoff at October 29, 2005. Additionally, the Company initiated a review of the accruals for freight, duty and agents' commission costs at prior interim and year-end reporting dates. This review has been completed for the periods necessary to correctly present all of the periods contained in these unaudited, interim financial statements on a restated basis. This includes each of the points in time and periods set forth in the tables following the next two paragraphs. The Company completed its review of the effects of the restatement for the other periods and has filed amended Forms 10-Q/A for the quarterly periods ended July 30, 2005 and April 30, 2005, and an amended Form 10-K/A (Amendment No. 2) for the year ended January 29, 2005, which includes the effects of the restatement for the years ended January 29, 2005, January 31, 2004 and February 1, 2003.

The accounting error caused an understatement of cost of products sold in prior periods and a cumulative overstatement of earnings before income taxes of $8,158 ($5,152 after tax) as of July 30, 2005. The Company has determined that the accounting error overstated earnings before income taxes for the three months ended October 30, 2004 by $4,973 ($3,132 after tax) and the nine months ended October 30, 2004 by $6,886 ($4,338 after tax).

Death Benefits Program

In 2004 the Company determined that it had underaccrued for a Death Benefit Program that covers three present and nine former senior executives. This program was initiated in the early 1980's and is being phased out with no new participants since prior to 2000. Beginning in 2004, the Company began to record an annual charge in the amount necessary to appropriately state expense in each period. The Company did not record the past underaccrual at January 31, 2004 as it concluded that it was immaterial. The accounting error resulted in an understatement of selling, general and administrative expenses in years prior to 2004 and a cumulative overstatement of earnings before income taxes of $3,926 ($2,473 after tax) as of January 31, 2004. Prior to January 31, 2004, deferred income taxes and other on the Company's balance sheet was understated by $3,926 ($2,473 after tax).

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Combined Restatement Amounts

The financial statements for the three and nine months ended October 30, 2004 have been restated to correct for the accounting errors discussed above. The effect of these adjustments to the Company's condensed consolidated statement of operations for both periods is detailed below.

                                                             Three months ended                  Nine months ended
                                                              October 30, 2004                   October 30, 2004
                                                     ---------------------------------    ---------------------------------
                                                       As Reported       As Restated        As Reported       As Restated
                                                     ---------------   ---------------    ---------------    --------------
Net sales                                            $       671,007   $       671,007    $     1,832,550    $    1,832,550
Costs and expenses:
    Cost of products sold                                    529,662           534,635          1,428,472         1,435,358
    Selling, general and
      administrative expense                                  88,455            88,455            275,430           275,430
    Amortization of intangible assets                          2,862             2,862              9,251             9,251
    Interest expense, net                                      6,431             6,431             19,472            19,472
    Other (income) and expense, net                           (1,033)           (1,033)            (1,870)           (1,870)
                                                     ---------------   ---------------    ---------------    --------------
Earnings before income taxes                                  44,630            39,657            101,795            94,909
Income tax provision                                          15,282            13,441             34,852            32,304
                                                     ---------------   ---------------    ---------------    --------------
Net earnings from continuing operations                       29,348            26,216             66,943            62,605
Net loss from discontinued operations                           (995)             (996)            (3,329)           (3,330)
                                                     ---------------   ---------------    ---------------    --------------
Net earnings                                         $        28,353   $        25,220    $        63,614    $       59,275
                                                     ===============   ===============    ===============    ==============
Earnings (loss) per share:
    Basic:
      Continuing operations                          $          1.06   $          0.95    $          2.44    $         2.28
      Discontinued operations                                  (0.04)            (0.04)             (0.12)            (0.12)
                                                     ---------------   ---------------    ---------------    --------------
      Net earnings                                   $          1.02   $          0.91    $          2.32    $         2.16
                                                     ===============   ===============    ===============    ==============
    Diluted:
      Continuing operations                          $          1.04   $          0.93    $          2.39    $         2.23
      Discontinued operations                                  (0.04)            (0.04)             (0.12)            (0.12)
                                                     ---------------   ---------------    ---------------    --------------
      Net earnings                                   $          1.01   $          0.90    $          2.27    $         2.11
                                                     ===============   ===============    ===============    ==============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

The effect of the restatement on the Company's previously reported condensed consolidated balance sheet at October 30, 2004 is detailed below.

                                                October 30, 2004
                                        ---------------------------------
                                          As Reported       As Restated
                                        ---------------   ---------------
Accounts payable                        $       174,949   $       183,771
Accrued expenses                                 68,104            63,556
Deferred income taxes and other                  76,458            80,384
Retained earnings                               560,757           552,726
Shareowners' equity                             718,313           710,282

The effect of the restatement on the Company's previously reported condensed consolidated statement of cash flows for the nine months ended October 30, 2004 is detailed below.

                                                Nine Months Ended
                                                October 30, 2004
                                        ---------------------------------
                                          As Reported       As Restated
                                        ---------------   ---------------
Net earnings                            $        63,613   $        59,275
Change in accounts payable and
  accrued expenses                                4,832             9,170

NOTE 3. IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES. During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company's corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company's business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company's Chief Executive Officer who was named to that position during the second quarter. The strategic reassessment focused on the Company's businesses that had experienced profitability issues and considered the alignment of the businesses with the Company's refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

Under the 2005 Restructuring Plan, the Company is in various stages of:

     o Exiting its Private Label Menswear (which does not include the Company's Smart Shirts subsidiary), Kellwood Intimate Apparel Group (Intimate Apparel) and Kellwood New England business units;

     o Restructuring its Oakland Operation by exiting several labels to better focus on developing the Koret brand, and;

     o Making organization and support infrastructure changes for certain ongoing business units and reviewing assumptions regarding future profitability and their effect on the realizability of fixed and intangible assets of certain brands, labels and operations.

The actions taken by the end of the third quarter of 2005 include:

     o The sale of a significant portion of the Kellwood New England business unit with the shutdown of remaining operations.

     o Sales and pending sale of significant portions of Intimate Apparel with the shutdown of remaining operations.

     o The organizational and support infrastructure changes for certain ongoing business units, which have been made.

     o The review of assumptions regarding future profitability and their affect on intangible assets, which led to the impairment charge discussed in Note 7.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Key financial information regarding the businesses to be exited for continuing and discontinued operations, shown separately, is as follows:

                                                                  Continuing Operations
                                 ---------------------------------------------------------------------------------------
                                             Three months ended                            Nine months ended
                                 -----------------------------------------     -----------------------------------------
                                   October 29, 2005      October 30, 2004        October 29, 2005      October 30, 2004
                                 -------------------    ------------------     -------------------   -------------------
Net sales                        $            38,098    $           51,791     $           122,760   $           128,085
                                 ===================    ==================     ===================   ===================
Impairment, restructuring and
  related non-recurring charges  $             8,669    $                -     $            59,630   $                 -
                                 ===================    ==================     ===================   ===================
Net (loss) earnings              $            (2,112)   $            1,288     $           (58,998)  $             2,356
                                 ===================    ==================     ===================   ===================


                                                                  Discontinued Operations
                                 ---------------------------------------------------------------------------------------
                                             Three months ended                            Nine months ended
                                 -----------------------------------------     -----------------------------------------
                                   October 29, 2005      October 30, 2004        October 29, 2005      October 30, 2004
                                 -------------------    ------------------     -------------------   -------------------
Net sales                        $            39,637    $           45,787     $           114,398   $           130,814
                                 ===================    ==================     ===================   ===================
Impairment, restructuring and
  related non-recurring charges  $             4,118    $                -     $            25,020   $                 -
                                 ===================    ==================     ===================   ===================
Net earnings (loss)              $             1,226    $             (996)    $           (43,127)  $            (3,330)
                                 ===================    ==================     ===================   ===================


The Company is in the process of shutting down or selling each of the businesses that it will exit. The Company expects to shut down those businesses that it is unable to sell by January 28, 2006. The results of operations and impairment and restructuring charges for the businesses to be exited are reported as discontinued operations in the period in which the business to be exited is disposed of or shut down or in which the assets meet the "held for sale" criteria as the sale of the business is determined to be probable. The gains and losses on consummated transactions involving the sale of operations are not significant and have been included as part of net loss from discontinued operations. As of October 29, 2005, the Intimate Apparel and Kellwood New England business units meet these criteria and accordingly have been classified as discontinued operations. See Note 4 for further information on the operating results and financial position of those businesses recorded as discontinued operations.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Costs associated with the 2005 Restructuring Plan include sales allowances, inventory and purchase commitment reserves, fixed asset impairment, lease terminations, contractual obligations, employee severance and termination benefits and impairment of intangible assets. The total cost of these actions is expected to be approximately $205,000 before tax ($145,000 after tax, or $5.37 per diluted share).

The impact of the actions in connection with the 2005 Restructuring Plan on the Company's reportable segments (before tax) is as follows:

                                            Total                Provision Recorded
                                        Expected Cost          Through October 29, 2005
                                       ---------------        --------------------------

Women's Sportswear                     $        84,262             $        56,492
Men's Sportswear                                33,648                      18,198
Other Soft Goods                                 1,331                          79
General Corporate                               12,895                       6,118
                                       ---------------             ---------------
    Continuing operations                      132,136                      80,887
Discontinued operations                         72,864                      51,395
                                       ---------------             ---------------
    Total                              $       205,000             $       132,282
                                       ===============             ===============

Total cash outlays related to the 2005 Restructuring Plan are expected to be $42,000. It is expected that actions taken under the 2005 Restructuring Plan will be mostly accomplished during 2005 and fully complete in early 2006.

In 2005, the costs (cost reversals) related to the 2005 Restructuring Plan were recorded as follows:

                                         Three months ended        Nine months ended
Continuing Operations:                    October 29, 2005         October 29, 2005
----------------------                 ---------------------     ---------------------
Net sales                              $               2,400     $               4,900
Cost of products sold                                 (8,456)                   16,357
Restructuring and other
  non-recurring expense                                9,177                    15,553
Impairment of goodwill
  and intangible assets                                    -                    33,837
Fixed asset impairment                                  (508)                   10,240
                                       ---------------------     ---------------------
Total pretax cost                      $               2,613     $              80,887
                                       =====================     =====================
Total after tax cost                   $               1,829     $              56,621
                                       =====================     =====================
Diluted loss per share                 $                0.07     $                2.06
                                       =====================     =====================
Discontinued Operations:
------------------------
Total pretax (cost reversals) cost     $              (3,686)    $              51,395
                                       =====================     =====================
Total after tax (cost reversals) cost  $              (2,582)    $              35,976
                                       =====================     =====================
Diluted (earnings) loss per share      $               (0.10)    $                1.31
                                       =====================     =====================

A rollforward of the major components of this non-recurring charge from July 30, 2005 to October 29, 2005 recorded in continuing operations is as follows:

                                         Accrual                                                       Accrual as of
                                          as of                                                         October 29,
                                      July 30, 2005     Provision       Reversals      Utilization         2005
                                      --------------  -------------   -------------   -------------    -------------
Inventory and Purchase
  Commitment Reserves                 $      24,564   $       5,918   $     (14,374)  $      (1,675)   $      14,433
Fixed Asset Impairment                            -              52            (560)            508                -
Sales Allowances                              2,500           2,400               -               -            4,900
Contractual Obligations                       1,975           6,394               -          (6,428)           1,941
Employee Severance and
  Termination Benefits                        4,400           2,783               -          (1,160)           6,023
                                      -------------   -------------   -------------   -------------    -------------
Total                                 $      33,439   $      17,547   $     (14,934)  $      (8,755)   $      27,297
                                      =============   =============   =============   =============    =============

                                     10

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

A rollforward of the major components of this non-recurring charge from July 30, 2005 to October 29, 2005 recorded in discontinued operations is as follows:

                                         Accrual                                                       Accrual as of
                                          as of                                                         October 29,
                                      July 30, 2005     Provision       Reversals      Utilization         2005
                                      --------------  -------------   -------------   -------------    -------------
Inventory and Purchase
  Commitment Reserves                 $      31,520   $           -   $      (7,805)  $      (3,064)   $      20,651
Fixed Asset Impairment                            -             120            (475)            355                -
Sales Allowances                              2,660               -               -               -            2,660
Contractual Obligations                       2,529           1,309               -          (1,310)           2,528
Employee Severance and
  Termination Benefits                            -           3,165               -            (226)           2,939
                                      -------------   -------------   -------------   -------------    -------------
Total                                 $      36,709   $       4,594   $      (8,280)  $      (4,245)   $      28,778
                                      =============   =============   =============   =============    =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Impairment includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for businesses to be exited, as a direct result of the exit plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. Employee Severance and Termination benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relate to approximately 1,800 employees. It is estimated that such costs will total $25,000, of which $7,500 will be included in discontinued operations. See Note 7 for more information on the Impairment of Intangible Assets.

NOTE 4. DISCONTINUED OPERATIONS. The results of operations and impairment and restructuring charges for the businesses to be exited (as discussed in Note 3) are reported as discontinued operations in the period in which the business to be exited is disposed of or shutdown or in which the assets meet the "held for sale" criteria as the sale of the business is determined to be probable. During the third quarter of 2005, the Company's Intimate Apparel and Kellwood New England operations became discontinued. Accordingly, operating results and assets and liabilities of Intimate Apparel and Kellwood New England are segregated in the accompanying condensed consolidated statement of operations and condensed consolidated balance sheet, respectively. Prior to being classified as discontinued, Intimate Apparel was included in the Other Soft Goods segment, and Kellwood New England was included in the Women's Sportswear segment.

Operating results for the Intimate Apparel and Kellwood New England operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these business units as described in
Note 3, are as follows:

                                                  Three months ended                  Nine months ended
                                            ------------------------------     ------------------------------
                                              October 29,     October 30,        October 29,     October 30,
                                                 2005            2004               2005            2004
                                            --------------  --------------     --------------  --------------
Net sales                                   $       39,637  $       45,787     $      114,398  $      130,814
                                            ==============  ==============     ==============  ==============
Earnings (loss) before income taxes                  1,693          (1,507)           (61,911)         (5,045)
Income tax provision (benefit)                         467            (511)           (18,784)         (1,715)
                                            --------------  --------------     --------------  --------------
Net earnings (loss)                         $        1,226  $         (996)    $      (43,127) $       (3,330)
                                            ==============  ==============     ==============  ==============

The 2005 income tax provision (benefit) rate of 27.6% and (30.3%) for the three and nine month periods ended October 29, 2005, respectively, differ from the Company's overall tax provision (benefit) rate due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

Summarized assets and liabilities of the Intimate Apparel and Kellwood New England operations are as follows:

                                               October 29,     October 30,     January 29,
                                                  2005            2004            2005
                                            ---------------  --------------  ---------------
Cash                                        $           557  $          271  $           383
Receivables                                          24,600          31,542           33,884
Inventories                                          11,882          27,985           36,063
Other current assets                                    461             895              451
                                            ---------------  --------------  ---------------
Current assets of
  discontinued operations                   $        37,500  $       60,693  $        70,781
                                            ===============  ==============  ===============

Property, plant and equipment, net          $           359  $        2,877  $         2,698
Intangible assets, net                                    -           7,429            7,157
Goodwill                                                  -           9,234            9,234
Other assets                                            130             290              292
                                            ---------------  --------------  ---------------
Long-term assets of
    discontinued operations                 $           489  $       19,830  $        19,381
                                            ===============  ==============  ===============

Accounts payable                            $         5,946  $       10,418  $         9,294
Accrued liabilities                                   1,828           4,799            4,964
                                            ---------------  --------------  ---------------
Current liabilities of
  discontinued operations                   $         7,774  $       15,217  $        14,258
                                            ===============  ==============  ===============

NOTE 5. BUSINESS COMBINATIONS. On February 3, 2004, the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company acquired Phat to complement its existing portfolio of brands. The purchase price (including acquisition costs) for Phat was $141,934 in cash. Included in this amount was the exercise price for Phat's option to buy out the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2004 was $3,428, which was paid out during the second quarter of 2005 and was recorded as additional goodwill at January 29, 2005. The additional consideration for 2005 is estimated to be in the range of $1,500 to $2,500 and will be recorded as additional goodwill when payment is deemed probable.

In connection with the Company's acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). The additional cash purchase consideration for 2004 was $8,750, which was paid out during the first quarter of 2005 and was recorded as additional goodwill at January 29, 2005. The additional consideration for 2005 is estimated to be in the range of $3,000 to $5,000 and will be recorded as additional goodwill when payment is deemed probable.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 6. INVENTORIES. Inventories of continuing operations consist of the following:

                                                           October 29,       October 30,        January 29,
                                                               2005              2004              2005
                                                          -------------     -------------     -------------
Inventories:
      Finished goods                                      $     166,430     $     204,154     $     228,585
      Work in process                                            25,418            30,794            33,800
      Raw materials                                              24,754            39,079            33,154
                                                          -------------     -------------     -------------
      Total inventories                                   $     216,602     $     274,027     $     295,539
                                                          =============     =============     =============
Net of obsolescence reserves of:                          $      38,383     $      31,350     $      29,814
                                                          =============     =============     =============

The obsolescence reserves for businesses to be exited were provided in cost of goods sold as part of the 2005 Restructuring Plan. Of the total obsolescence reserves as of October 29, 2005, $15,808 relates to the 2005 Restructuring Plan.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets of continuing operations since the beginning of 2005 are as follows:

                                              Goodwill        Intangibles
                                             -----------      -----------
Balance as of January 29, 2005               $   214,747      $   184,800
Changes:
    Contingent purchase price                        639                -
    Impairment charges                           (20,045)         (13,793)
Amortization expense                                   -           (8,438)
                                             -----------      -----------
Balance as of October 29, 2005               $   195,341      $   162,569
                                             ===========      ===========

In connection with the restructuring activities described in Note 3 and pursuant to the Company's policies for assessing impairment of goodwill and long-lived assets, $29,279 and $20,287 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the nine months ended October 29, 2005. These write-offs occurred in the second quarter of 2005. Of these amounts, $9,234 and $6,494 of goodwill and intangible assets, respectively, relate to reporting units that are included in discontinued operations as of and for the nine months ended October 29, 2005. Included in continuing operations and as shown above is the write-off of $20,045 and $13,793 of goodwill and intangible assets, respectively. Of the $13,793 of intangible assets impairment charges, $2,929 relates to brands that will no longer be used at reporting units to be exited that are included in continuing operations. The remaining impairment charges of $10,864 for intangible assets and $20,045 for goodwill are discussed in the following paragraph.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company's annual impairment testing is performed in the fourth quarter. In 2004, 2003 and 2002, no impairment was indicated. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain reporting units' goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company's dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company's businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women's Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit's goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20,045 and $10,864 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the second quarter of 2005.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 8. DEBT. On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bore interest at LIBOR plus a spread ranging from 0.60% to 1.25% with such spread depending on the Company's consolidated leverage ratio. The Credit Agreement contained certain customary covenants, which, among other things, restricted the Company's ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Credit Agreement included requirements that the Company satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant.

On September 1, 2005, the Credit Agreement was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the Credit Agreement changed the interest rate spread to LIBOR plus 0.60% to 1.45%, depending on the Company's consolidated leverage ratio. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated. The updated financial covenants include the exclusion of the charges related to the 2005 Restructuring Plan, a lowered pretax interest coverage threshold and modification of the consolidated leverage ratio. It is not expected that any of these provisions will restrict the Company from normal operations. The Company was in compliance with the amended covenants at the end of the third quarter. The restatement, as discussed in Note 2, did not impact compliance with the Company's financial covenants.

At October 29, 2005, there were no borrowings outstanding under the Credit Agreement. Letters of credit outstanding under the agreement were $20,176. Outside of this agreement, the Company has $6,589 in outstanding letters of credit used by its foreign subsidiaries.

During 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures accrue interest at an annual rate of 3.50%, payable semi-annually until June 15, 2011. After June 15, 2011, interest will not be paid, but instead the recorded value of the bonds will increase until maturity. At maturity, the holder will receive the accreted principal amount, which will be equal to the original principal amount of one thousand dollars per debenture plus the accreted interest.

NOTE 9. STOCK REPURCHASE PROGRAM. In July 2005, the Company announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized the Company to repurchase, at the Company's discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75 million for this purpose. During the third quarter of 2005, the Company repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,433. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheet.

NOTE 10. COMPREHENSIVE INCOME (LOSS). Differences between net earnings
(loss) and total comprehensive income (loss) resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                        Three months ended                  Nine months ended
                                                  ------------------------------     -----------------------------
                                                   October 29,      October 30,       October 29,      October 30,
                                                      2005             2004             2005              2004
                                                  ------------     ------------      ------------     ------------

Net earnings (loss)                               $     16,188     $     25,220      $   (50,925)     $     59,275

Other comprehensive income (loss):
   Currency translation adjustment                         351              631              805              (115)
   Unrecognized (loss) gain on derivatives                (132)            (188)             281                32
                                                  ------------     ------------      -----------      ------------
   Total comprehensive income (loss)              $     16,407     $     25,663      $   (49,839)     $     59,192
                                                  ============     ============      ===========      ============

NOTE 11. STOCK OPTION PLANS. On March 10, 2005, the Company granted stock options to certain officers and other key employees for 491,250 shares of common stock at an exercise price of $29.18, which was equal to the market value of the shares on the grant date.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

The Company accounts for the stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                              Three months ended                 Nine months ended
                                                       ------------------------------     ------------------------------
                                                        October 29,      October 30,      October 29,        October 30,
                                                           2005             2004              2005              2004
                                                       ------------     -------------     ------------      ------------
Net earnings (loss) from continuing operations,
    as reported                                        $     14,962     $      26,216     $     (7,798)     $     62,605
Stock-based employee compensation expense
    determined under fair value-based method
    for all stock option awards, net of tax effect             (719)             (873)          (6,685)           (2,619)
                                                       ------------     -------------     ------------      ------------

Pro-forma net earnings (loss) from
    continuing operations                              $     14,243     $      25,343     $    (14,483)     $     59,986
                                                       ============     =============     ============      ============

Earnings (loss) per share from continuing operations:
    Basic, as reported                                 $       0.56     $        0.95     $      (0.28)     $       2.28
    Basic, pro-forma                                   $       0.53     $        0.92     $      (0.53)     $       2.19
    Diluted, as reported                               $       0.56     $        0.93     $      (0.28)     $       2.23
    Diluted, pro-forma                                 $       0.53     $        0.90     $      (0.53)     $       2.14

On March 10, 2005, the Company's Board of Directors approved an acceleration of the exercisability of all unvested portions of outstanding stock options granted to employees and executive officers on March 4, 2004, pursuant to the Kellwood Company 1995 Omnibus Incentive Stock Plan. These options had an exercise price significantly in excess of the stock price (were underwater), and were not fully achieving the original objective of incentive compensation. The acceleration eliminates future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options once SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) becomes effective in 2006. Due to the significant difference between the current stock price and the option exercise price, it is unlikely that the expense otherwise required would accurately reflect compensation received.

There were approximately 455,000 unvested options, having an exercise price of $42.37 per share, subject to this acceleration (approximately 100,000 of these options are held by the executive officers). Pro-forma compensation expense shown above for the nine months ended October 29, 2005 includes $4.2 million after tax ($6.2 million before tax) related to the acceleration of these options. See Note 15 for additional discussion of SFAS No. 123R.

NOTE 12. INCOME TAXES. The provision (benefit) for income taxes for continuing operations consists of the following amounts for the three and nine month periods ended October 29, 2005 and October 30, 2004:

                                                        Three months ended                  Nine months ended
                                                  ------------------------------     ------------------------------
                                                   October 29,      October 30,       October 29,       October 30,
                                                      2005             2004              2005              2004
                                                  ------------     -------------     ------------      ------------

Provision (benefit) on pretax earnings (loss)     $      7,119     $      13,441     $     (7,409)     $     32,304
Effect of repatriation of foreign earnings                   -                 -          (13,000)                -
                                                  ------------     -------------     ------------      ------------
Total income tax provision (benefit)              $      7,119     $      13,441     $    (20,409)     $     32,304
                                                  ============     =============     ============      ============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 million of foreign earnings. This repatriation resulted in a one-time tax benefit of $13.0 million recorded during the second quarter of 2005 due to the reversal of $23.0 million of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10.0 million of taxes provided on earnings to be repatriated. In the first phase of repatriation, the Company's foreign subsidiaries paid dividends of $90.0 million to the Company during the third quarter of 2005. The remaining dividends are planned to be paid in the fourth quarter.

The Company's effective tax rate on pretax earnings, excluding charges associated with the 2005 Restructuring Plan and the $13,000 effect of the repatriation described above, was lowered in 2005 (32.0% in 2005 versus 34.3% in 2004) as the Company is expected to benefit from the repatriation of this year's foreign earnings under the Act. The Company's expectation is that future foreign earnings will be permanently invested offshore for the foreseeable future, and no taxes will be provided on these foreign earnings. The benefit of the lower tax rate could change in the future if the composition of domestic and foreign earnings changes significantly.

The Company's effective tax benefit rate on all charges associated with the 2005 Restructuring Plan was 30.0%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan.

The Company's overall effective tax provision (benefit) rate for the three and nine month periods ended October 29, 2005 was 32.2% and (72.4%), respectively. These rates are different than the U.S. statutory rate of 35.0% due primarily to the repatriation benefit described above.

NOTE 13. EARNINGS (LOSS) PER SHARE. The following is a reconciliation between basic and diluted earnings (loss) per share:

                                                          Three months ended                  Nine months ended
                                                    ------------------------------     ------------------------------
                                                     October 29,      October 30,       October 29,       October 30,
                                                        2005             2004              2005              2004
                                                    ------------     -------------     ------------      ------------

Numerators:
   Net earnings (loss) from continuing operations   $     14,962     $     26,216      $     (7,798)    $      62,605
   Net earnings (loss) from discontinued operations        1,226             (996)          (43,127)           (3,330)
                                                    ------------     ------------      ------------     -------------
   Net earnings                                     $     16,188     $     25,220      $    (50,925)    $      59,275
                                                    ============     ============      ============     =============

Denominators (000's):
   Average shares outstanding - Basic                     26,739           27,669            27,434            27,446

   Impact of stock options                                    60              465                 -               592
                                                    ------------     ------------      ------------     -------------
   Average shares outstanding - Diluted                   26,799           28,134            27,434            28,038
                                                    ============     ============      ============     =============

Earnings (loss) per share:
   Basic:
    Continuing operations                           $       0.56     $       0.95      $      (0.28)    $        2.28
    Discontinued operations                                 0.05            (0.04)            (1.57)            (0.12)
                                                    ------------     ------------      ------------     -------------
    Earnings (loss) per share                       $       0.61     $       0.91      $      (1.86)    $        2.16
                                                    ============     ============      ============     =============

   Diluted:
    Continuing operations                           $       0.56     $       0.93      $      (0.28)    $        2.23
    Discontinued operations                                 0.05            (0.04)            (1.57)            (0.12)
                                                    ------------     ------------      ------------     -------------
    Earnings (loss) per share                       $       0.60     $       0.90      $      (1.86)    $        2.11
                                                    ============     ============      ============     =============

The calculation of diluted earnings per share for the nine month period ended October 29, 2005, excludes the impact of stock options of 125,000 because to include them would have been antidilutive.

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

NOTE 14. REPORTABLE SEGMENTS. The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of business units that are organized around individual product lines and brands. These business units are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to small specialty stores, department stores and catalog houses. A partial list of such brands is Sag Harbor(R), Koret(R), Dorby(TM), My Michelle(R) and Briggs New York(R). Calvin Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) Dresses and Suits and David Meister(TM) are produced under licensing agreements.
     o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and tops, Nautica(R), Claiborne(R) and Dockers(R) dress shirts and Phat Farm(R) and Def Jam University(TM) sportswear.
     o OTHER SOFT GOODS designs, merchandises and sells infant apparel and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty(R) and Sierra Design(R) for recreation products and Gerber(R) for infant apparel.
     o GENERAL CORPORATE includes general and administrative expenses at the corporate level that are not allocated to the above segments.

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment earnings (loss) for the three major consumer market product segments includes substantially all of the segment's costs of production, distribution and administration.

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

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three and nine month periods ended October 29, 2005 and October 30, 2004 are as follows:

                                                        Three months ended               Nine months ended
                                                 -------------------------------   ------------------------------
                                                  October 29,       October 30,     October 29,      October 30,
                                                     2005              2004            2005              2004
                                                 -------------    -------------    -------------    -------------
Net sales:
    Women's Sportswear                           $     351,256    $     400,370    $     992,413    $   1,133,522
    Men's Sportswear                                   165,004          203,758          479,901          467,668
    Other Soft Goods                                    71,200           66,879          241,600          231,360
                                                 -------------    -------------    -------------    -------------
    Net sales                                    $     587,460    $     671,007    $   1,713,914    $   1,832,550
                                                 =============    =============    =============    =============

Segment earnings (loss):
    Women's Sportswear                           $      19,458    $      29,066    $      42,404    $      87,000
    Men's Sportswear                                    23,150           20,638           25,188           44,980
    Other Soft Goods                                     6,430            7,715           22,788           23,059
    General Corporate                                  (10,293)          (9,502)         (33,059)         (33,277)
                                                 -------------    -------------    -------------    -------------
    Total segments                                      38,745           47,917           57,321          121,762

Amortization of intangible assets                        2,572            2,862            8,438            9,251
Impairment, restructuring and
  related non-recurring charges                          8,669                -           59,630                -
Interest expense, net                                    5,831            6,431           18,376           19,472
Other (income) and expense, net                           (408)          (1,033)            (916)          (1,870)
                                                 -------------    -------------    -------------    -------------
Earnings (loss) before income taxes              $      22,081    $      39,657    $     (28,207)   $      94,909
                                                 =============    =============    =============    =============

Net assets at quarter-end:
    Women's Sportswear                           $     242,299    $     285,326
    Men's Sportswear                                   189,050          222,594
    Other Soft Goods                                    49,289           54,796
    General Corporate                                   88,249           82,260
                                                 -------------    -------------
    Continuing Operations                              568,887          644,976
    Discontinued Operations                             30,215           65,306
                                                 -------------    -------------
    Kellwood total                               $     599,102    $     710,282
                                                 =============    =============

NOTE 15. NEW ACCOUNTING STANDARDS. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R for public companies. The SEC's new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of operations beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $3.0 million and $1.0 million (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

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

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION. On March 15, 2005, certain of the Company's subsidiaries became guarantors of the Company's public debt. Each subsidiary guarantor is wholly owned by the Company and organized in the United States. All guarantees are full and unconditional. Non-guarantors primarily consist of subsidiaries of the Company, which are organized outside the United States. The following condensed consolidating balance sheets, statements of operations and statements of cash flows have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 29, 2005

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents         $     219,332   $         459   $        41,595   $           -   $     261,386
    Receivables, net                         69,131         273,368            18,256               -         360,755
    Inventories                              93,589          74,079            48,934               -         216,602
    Current deferred taxes and
      prepaid expenses                       56,185           1,433             4,340               -          61,958
    Current assets of
      discontinued operations                36,231               -             1,269               -          37,500
                                      -------------   -------------   ---------------   -------------   -------------
      Total current assets                  474,468         349,339           114,394               -         938,201
Property, plant and equipment, net           35,784          12,023            31,508               -          79,315
Intercompany (payable) receivable        (1,011,225)        989,927            21,298               -               -
Intangible assets, net                        2,638         159,931                 -               -         162,569
Goodwill                                      5,344         189,997                 -               -         195,341
Investments in subsidiaries               1,308,862             890                 -      (1,309,752)              -
Other assets                                 20,473           2,591             4,676               -          27,740
Long-term assets of
  discontinued operations                       355               -               134               -             489
                                      -------------   -------------   ---------------   -------------   -------------
Total assets                          $     836,699   $   1,704,698   $       172,010   $  (1,309,752)  $   1,403,655
                                      =============   =============   ===============   =============   =============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Accounts payable                  $      77,200   $      50,257   $        27,576   $           -   $     155,033
    Other accrued expenses                   53,652          26,674            21,100               -         101,426
    Current liabilities of
      discontinued operations                 6,884               -               890               -           7,774
                                      -------------   -------------   ---------------   -------------   -------------
      Total current liabilities             137,736          76,931            49,566               -         264,233
Long-term debt                              469,768               -                 -               -         469,768
Deferred income taxes and other              57,213          13,220               119               -          70,552
Shareowners' equity                         171,982       1,614,547           122,325      (1,309,752)        599,102
                                      -------------   -------------   ---------------   -------------   -------------
Total liabilities and
  shareowners' equity                 $     836,699   $   1,704,698   $       172,010   $  (1,309,752)  $   1,403,655
                                      =============   =============   ===============   =============   =============

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

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 30, 2004

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents         $     182,635   $       3,887   $        22,121   $           -   $     208,643
    Receivables, net                         96,655         287,857            27,736               -         412,248
    Inventories                             132,466          78,459            63,102               -         274,027
    Current deferred taxes and
      prepaid expenses                       59,085           2,431             4,394               -          65,910
    Current assets of
      discontinued operations                58,446               -             2,247               -          60,693
                                      -------------   -------------   ---------------   -------------   -------------
      Total current assets                  529,287         372,634           119,600               -       1,021,521
Property, plant and equipment, net           49,157          13,449            29,150               -          91,756
Intercompany (payable) receivable          (918,628)        835,244            83,384               -               -
Intangible assets, net                        5,282         182,661                 4               -         187,947
Goodwill                                      5,344         197,833                 -               -         203,177
Investments in subsidiaries               1,225,760           1,057                 -      (1,226,817)              -
Other assets                                 30,642           2,744             4,137               -          37,523
Long-term assets of
    discontinued operations                   7,614          11,657               559               -          19,830
                                      -------------   -------------   ---------------   -------------   -------------
Total assets                          $     934,458   $   1,617,279   $       236,834   $  (1,226,817)  $   1,561,754
                                      =============   =============   ===============   =============   =============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Accounts payable                  $      99,578   $      52,120   $        32,073   $           -   $     183,771
    Other accrued expenses                   59,914          22,406            20,122               -         102,442
    Current liabilities of
      discontinued operations                13,777               -             1,440               -          15,217
                                      -------------   -------------   ---------------   -------------   -------------
      Total current liabilities             173,269          74,526            53,635               -         301,430
Long-term debt                              469,615              43                 -               -         469,658
Deferred income taxes and other              64,140          14,674             1,570               -          80,384
Shareowners' equity                         227,434       1,528,036           181,629      (1,226,817)        710,282
                                      -------------   -------------   ---------------   -------------   -------------
Total liabilities and
    shareowners' equity               $     934,458   $   1,617,279   $       236,834   $  (1,226,817)  $   1,561,754
                                      =============   =============   ===============   =============   =============

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

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 29, 2005

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents         $     226,689   $       3,278   $        31,044   $           -   $     261,011
    Receivables, net                         51,509         274,890            21,414               -         347,813
    Inventories                             148,048          80,552            66,939               -         295,539
    Current deferred taxes and
      prepaid expenses                       46,948           3,525             4,297               -          54,770
    Current assets of
      discontinued operations                68,040               -             2,741               -          70,781
                                      -------------   -------------   ---------------   -------------   -------------
      Total current assets                  541,234         362,245           126,435               -       1,029,914
Property, plant and equipment, net           48,666          14,045            30,397               -          93,108
Intercompany (payable) receivable          (940,581)        859,671            80,910               -               -
Intangible assets, net                        6,113         178,687                 -               -         184,800
Goodwill                                      5,344         209,403                 -               -         214,747
Investments in subsidiaries               1,542,501           3,093                 -      (1,545,594)              -
Other assets                                 27,920           2,828             5,604               -          36,352
Long-term assets of
    discontinued operations                   7,272          11,598               511               -          19,381
                                      -------------   -------------   ---------------   -------------   -------------
Total assets                          $   1,238,469   $   1,641,570   $       243,857   $  (1,545,594)  $   1,578,302
                                      =============   =============   ===============   =============   =============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Accounts payable                  $      95,970   $      50,952   $        27,540   $           -   $     174,462
    Other accrued expenses                   67,273          34,680            23,000               -         124,953
    Current liabilities of
      discontinued operations                12,987               -             1,271               -          14,258
                                      -------------   -------------   ---------------   -------------   -------------
      Total current liabilities             176,230          85,632            51,811               -         313,673
Long-term debt                              469,652               5                 -               -         469,657
Deferred income taxes and other              67,455          13,842               151               -          81,448
Shareowners' equity                         525,132       1,542,091           191,895      (1,545,594)        713,524
                                      -------------   -------------   ---------------   -------------   -------------
Total liabilities and
    shareowners' equity               $   1,238,469   $   1,641,570   $       243,857   $  (1,545,594)  $   1,578,302
                                      =============   =============   ===============   =============   =============

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED OCTOBER 29, 2005

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
Net sales                             $     324,898   $     217,197   $       124,337   $     (78,972)  $     587,460
Costs and expenses:
    Cost of products sold                   270,791         161,925           107,003         (78,571)        461,148
    SG&A                                     44,834          33,306             9,828            (401)         87,567
    Amortization of intangible assets            82           2,490                 -               -           2,572
    Impairment, restructuring and
       related non-recurring charges          4,815           3,045               809               -           8,669
    Interest expense, net                     6,391             (17)             (543)              -           5,831
    Intercompany interest expense, net        2,757          (2,757)                -               -               -
    Other (income) and expense, net             167             (99)             (476)              -            (408)
    Intercompany other (income)/
       expense, net                          10,544         (10,544)                -               -               -
                                      -------------   -------------   ---------------   -------------   -------------
(Loss) earnings before income taxes         (15,483)         29,848             7,716               -          22,081
Income tax (benefit) provision               (5,626)         11,036             1,709               -           7,119
Equity in earnings of subsidiaries           24,818             168                 -         (24,986)              -
                                      -------------   -------------   ---------------   -------------   -------------
Net earnings (loss) from
    continuing operations                    14,961          18,980             6,007         (24,986)         14,962
Net earnings (loss) from
    discontinued  operations                  1,772               -              (546)              -           1,226
                                      -------------   -------------   ---------------   -------------   -------------
Net earnings (loss)                   $      16,733   $      18,980   $         5,461   $     (24,986)  $      16,188
                                      =============   =============   ===============   =============   =============


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED OCTOBER 30, 2004

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
Net sales                             $     388,718   $     236,678   $       164,086   $    (118,475)  $     671,007
Costs and expenses:
    Cost of products sold                   324,232         181,777           146,143        (117,517)        534,635
    SG&A                                     44,286          33,282            11,845            (958)         88,455
    Amortization of intangible assets           248           2,604                10               -           2,862
    Interest expense, net                     6,478            (233)              186               -           6,431
    Intercompany interest expense, net          901            (901)                -               -               -
    Other (income) and expense, net            (321)            129              (841)              -          (1,033)
    Intercompany other (income)/
       expense, net                          14,054         (14,054)                -               -               -
                                      -------------   -------------   ---------------   -------------   -------------
(Loss) earnings before income taxes          (1,160)         34,074             6,743               -          39,657
Income tax (benefit) provision                 (433)         12,759             1,115               -          13,441
Equity in earnings of subsidiaries           26,944            (269)                -         (26,675)              -
                                      -------------   -------------   ---------------   -------------   -------------
Net earnings (loss) from
    continuing operations                    26,217          21,046             5,628         (26,675)         26,216
Net (loss) from
    discontinued operations                    (555)            (39)             (402)              -            (996)
                                      -------------   -------------   ---------------   -------------   -------------
Net earnings (loss)                   $      25,662   $      21,007   $         5,226   $     (26,675)  $      25,220
                                      =============   =============   ===============   =============   =============

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED OCTOBER 29, 2005

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
Net sales                             $     929,500   $     650,057   $       422,479   $    (288,122)  $   1,713,914
Costs and expenses:
    Cost of products sold                   805,738         497,910           368,279        (286,692)      1,385,235
    SG&A                                    140,910         101,517            30,361          (1,430)        271,358
    Amortization of intangible assets           547           7,891                 -               -           8,438
    Impairment, restructuring and
       related non-recurring charges         53,834           4,904               892               -          59,630
    Interest expense, net                    19,663            (103)           (1,184)              -          18,376
    Intercompany interest expense, net        5,772          (5,772)                -               -               -
    Other (income) and expense, net              60             (69)             (907)              -            (916)
    Intercompany other (income)/
       expense, net                          31,143         (31,143)                -               -               -
                                      -------------   -------------   ---------------   -------------   -------------
(Loss) earnings before income taxes        (128,167)         74,922            25,038               -         (28,207)
Income tax (benefit) provision              (20,433)         (4,308)            4,332               -         (20,409)
Equity in earnings of subsidiaries           99,937           1,160                 -        (101,097)              -
                                      -------------   -------------   ---------------   -------------   -------------
Net (loss) earnings from
    continuing operations                    (7,797)         80,390            20,706        (101,097)         (7,798)
Net (loss) from
    discontinued operations                 (42,467)            (81)             (579)              -         (43,127)
                                      -------------   -------------   ---------------   -------------   -------------
Net (loss) earnings                   $     (50,264)  $      80,309   $        20,127   $    (101,097)  $     (50,925)
                                      =============   =============   ===============   =============   =============


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED OCTOBER 30, 2004

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
Net sales                             $     967,694   $     734,404   $       422,227   $    (291,775)  $   1,832,550
Costs and expenses:
    Cost of products sold                   794,261         560,460           371,454        (290,817)      1,435,358
    SG&A                                    137,547         105,295            33,546            (958)        275,430
    Amortization of intangible assets           765           8,452                34               -           9,251
    Interest expense, net                    19,635            (820)              657               -          19,472
    Intercompany interest expense, net        2,439          (2,439)                -               -               -
    Other (income) and expense, net            (220)             93            (1,743)              -          (1,870)
    Intercompany other (income)/
       expense, net                          37,718         (37,718)                -               -               -
                                      -------------   -------------   ---------------   -------------   -------------
(Loss) earnings before income taxes         (24,451)        101,081            18,279               -          94,909
Income tax (benefit) provision               (9,029)         37,329             4,004               -          32,304
Equity in earnings of subsidiaries           78,028             123                 -         (78,151)              -
                                      -------------   -------------   ---------------   -------------   -------------
Net earnings (loss) from
    continuing operations                    62,606          63,875            14,275         (78,151)         62,605
Net (loss) from
    discontinued operations                  (2,720)           (117)             (493)              -          (3,330)
                                      -------------   -------------   ---------------   -------------   -------------
Net earnings loss                     $      59,886   $      63,758   $        13,782   $     (78,151)  $      59,275
                                      =============   =============   ===============   =============   =============

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 29, 2005

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES     $      71,993   $      86,068   $        46,373   $    (118,257)  $      86,177
                                      -------------   -------------   ---------------   -------------   -------------

INVESTING ACTIVITIES:
Additions to property, plant and
   equipment                                 (6,039)         (1,843)           (6,905)              -         (14,787)
Acquisitions, net of cash acquired          (12,178)              -                 -               -         (12,178)
Subordinated note receivable                  2,063               -                 -               -           2,063
Dispositions of fixed assets                  1,466             825             1,471               -           3,762
                                      -------------   -------------   ---------------   -------------   -------------
Net cash (used in)
   investing activities                     (14,688)         (1,018)           (5,434)              -         (21,140)
                                      -------------   -------------   ---------------   -------------   -------------

FINANCING ACTIVITIES:
Dividends paid                              (13,260)              -                 -               -         (13,260)
Stock purchases under Stock
   Repurchase Program                       (55,430)              -                 -               -         (55,430)
Stock transactions under
   incentive plans                            4,028               -                 -               -           4,028
Intercompany dividends                            -         (87,869)          (30,388)        118,257               -
                                      -------------   -------------   ---------------   -------------   -------------
Net cash (used in) provided by
   financing activities                     (64,662)        (87,869)          (30,388)        118,257         (64,662)
                                      -------------   -------------   ---------------   -------------   -------------

Net change in cash and cash
   equivalents                               (7,357)         (2,819)           10,551               -             375
Cash and cash equivalents, beginning
   of period                                226,689           3,278            31,044               -         261,011
                                      -------------   -------------   ---------------   -------------   -------------
Cash and cash equivalents, end
   of period                          $     219,332   $         459   $        41,595   $           -   $     261,386
                                      =============   =============   ===============   =============   =============

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 30, 2004

                                         Kellwood
                                          Company       Subsidiary       Subsidiary     Consolidating   Consolidated
                                         (Parent)       Guarantors     Non-Guarantors    Adjustments        Total
                                      -------------   -------------   ---------------   -------------   -------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES     $       1,867   $      66,711   $          (837)  $     (69,515)  $      (1,774)
                                      -------------   -------------   ---------------   -------------   --------------

INVESTING ACTIVITIES:
Additions to property, plant and
   equipment                                (11,104)         (2,168)           (6,631)              -         (19,903)
Acquisitions, net of cash acquired         (144,722)              -                 -               -        (144,722)
Subordinated note receivable                  1,375               -                 -               -           1,375
Dispositions of fixed assets                    112               5               109               -             226
                                      -------------   -------------   ---------------   -------------   -------------
Net cash (used in)
   investing activities                    (154,339)         (2,163)           (6,522)              -        (163,024)
                                      -------------   -------------   ----------------  -------------   -------------

FINANCING ACTIVITIES:
Borrowings of long-term debt,
   net of financing costs                   195,131               -                 -               -         195,131
Repayments of long-term debt                 (4,448)              -                 -               -          (4,448)
Dividends paid                              (13,185)              -                 -               -         (13,185)
Stock transactions under
   incentive plans                           17,265               -                 -               -          17,265
Intercompany dividends                            -         (62,308)           (7,207)         69,515               -
                                      -------------   -------------   ---------------   -------------   -------------
Net cash provided by
   (used in) financing activities           194,763         (62,308)           (7,207)         69,515         194,763
                                      -------------   -------------   ---------------   -------------   -------------

Net change in cash and cash
   equivalents                               42,291           2,240           (14,566)              -          29,965
Cash and cash equivalents, beginning
   of period                                140,344           1,647            36,687               -         178,678
                                      -------------   -------------   ---------------   -------------   -------------
Cash and cash equivalents, end
   of period                          $     182,635   $       3,887   $        22,121   $           -   $     208,643
                                      =============   =============   ===============   =============   =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in Millions, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheet as of October 29, 2005 and October 30, 2004, in the condensed consolidated statement of operations for the three and nine month periods ended October 29, 2005 and October 30, 2004, and in the condensed consolidated statement of cash flows for the nine months ended October 29, 2005 and October 30, 2004. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report to Shareowners on Form 10-K/A (Amendment No. 2) for 2004 (the fiscal year ended January 29, 2005).

OPERATING RESULTS
-----------------

RESTATEMENT OF FINANCIAL STATEMENTS
On December 1, 2005, the Company concluded that it was necessary to restate herein its previously issued condensed consolidated statement of operations for the three and nine months ended October 30, 2004, condensed consolidated statement of cash flows for the nine months ended October 30, 2004, and condensed consolidated balance sheet at January 29, 2005 and October 30, 2004. The consolidated balance sheet at January 29, 2005 has been restated in the Annual Report on Form 10-K/A (Amendment No. 2). This restatement corrects accounting errors detailed below. Additionally, all affected amounts described in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated.

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

After discovering the error, the Company corrected the accounting processes so that there was an appropriate cutoff at October 29, 2005. Additionally, the Company initiated a review of the accruals for freight, duty and agents' commission costs at prior interim and year-end reporting dates. This review has been completed for the periods necessary to correctly present all of the periods contained in these unaudited, interim financial statements on a restated basis. The Company completed its review of the effects of the restatement for the other periods and has filed amended Forms 10-Q/A for the quarterly periods ended July 30, 2005 and April 30, 2005 and an amended Form 10-K/A (Amendment No. 2) for the year ended January 29, 2005, which includes the effects of the restatement for the years ended January 29, 2005, January 31, 2004 and February 1, 2003.

The accounting error caused an understatement of cost of products sold in prior periods and a cumulative overstatement of earnings before income taxes of $8.2 ($5.2 after tax) as of July 30, 2005. The Company has determined that the accounting error overstated earnings before income taxes for the three months ended October 30, 2004 by $5.0 ($3.1 after tax) and the nine months ended October 30, 2004 by $6.9 ($4.3 after tax).

Death Benefits Program

In 2004 the Company determined that it had underaccrued for a Death Benefit Program that covers three present and nine former senior executives. This program was initiated in the early 1980's and is being phased out with no new participants since prior to 2000. Beginning in 2004, the Company began to record an annual charge in the amount necessary to appropriately state expense in each period. The Company did not record the past underaccrual at January 31, 2004 as it concluded that it was immaterial. The accounting error resulted in an understatement of selling, general and administrative expenses in years prior to 2004 and a cumulative overstatement of earnings before income taxes of $3.9 ($2.5 after tax) as of January 31, 2004. Prior to January 31, 2004, deferred income taxes and other on the Company's balance sheet was understated by $3.9 ($2.5 after tax).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES
During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company's corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company's business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company's Chief Executive Officer who was named to that position during the second quarter. The strategic reassessment focused on the Company's businesses that had experienced profitability issues and considered the alignment of the businesses with the Company's refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

Under the 2005 Restructuring Plan, the Company is in various stages of:

     o Exiting its Private Label Menswear (which does not include the Company's Smart Shirts subsidiary), Kellwood Intimate Apparel Group (Intimate Apparel) and Kellwood New England business units;
     o Restructuring its Oakland Operation by exiting several labels to better focus on developing the Koret brand, and;
     o Making organization and support infrastructure changes for certain ongoing business units and reviewing assumptions regarding future profitability and their effect on the realizability of fixed and intangible assets of certain brands, labels and operations.

The actions taken by the end of the third quarter of 2005 include:
     o The sale of a significant portion of the Kellwood New England business unit with the shutdown of remaining operations.
     o Sales and pending sale of significant portions of Intimate Apparel with the shutdown of remaining operations.
     o The organizational and support infrastructure changes for certain ongoing business units, which have been made.
     o The review of assumptions regarding future profitability and their affect on intangible assets, which led to the impairment charge discussed in financial statement Note 7.

Key financial information regarding the businesses to be exited for continuing and discontinued operations, shown separately, is as follows:

                                                                  Continuing Operations
                                 --------------------------------------------------------------------------------------
                                             Three months ended                           Nine months ended
                                 ---------------------------------------        ---------------------------------------
                                  October 29, 2005     October 30, 2004          October 29, 2005     October 30, 2004
                                 ------------------   ------------------        ------------------   ------------------
Net sales                        $             38.1   $             51.8        $            122.8   $            128.1
                                 ==================   ==================        ==================   ==================
Impairment, restructuring and
  related non-recurring charges  $              8.7   $                -        $             59.6   $                -
                                 ==================   ==================        ==================   ==================
Net (loss) earnings              $             (2.1)  $              1.3        $            (59.0)  $              2.4
                                 ==================   ==================        ==================   ==================


                                                                 Discontinued Operations
                                 --------------------------------------------------------------------------------------
                                             Three months ended                           Nine months ended
                                 ---------------------------------------        ---------------------------------------
                                  October 29, 2005     October 30, 2004          October 29, 2005     October 30, 2004
                                 ------------------   ------------------        ------------------   ------------------
Net sales                        $             39.6   $             45.8        $            114.4   $            130.8
                                 ==================   ==================        ==================   ==================
Impairment, restructuring and
  related non-recurring charges  $              4.1   $                -        $             25.0   $                -
                                 ==================   ==================        ==================   ==================
Net earnings (loss)              $              1.2   $             (1.0)       $            (43.1)  $             (3.3)
                                 ==================   ==================        ==================   ==================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

The Company is in the process of shutting down or selling each of the businesses that it will exit. The Company expects to shut down those businesses that it is unable to sell by January 28, 2006. The results of operations and impairment, restructuring and non-recurring charges for the businesses to be exited are reported as discontinued operations in the period in which the business to be exited is disposed of or shut down or in which the assets meet the "held for sale" criteria as the sale of the business is determined to be probable. The gains and losses on consummated transactions involving the sale of operations is not significant and has been included in net loss from discontinued operations. As of October 29, 2005, the Intimate Apparel and Kellwood New England business units meet these criteria and accordingly have been classified as discontinued operations. See financial statement Note 4 for further information on the operating results and financial position of those businesses recorded as discontinued operations.

Costs associated with the 2005 Restructuring Plan include sales allowances, inventory and purchase commitment reserves, fixed asset impairment, lease terminations, contractual obligations, employee severance and termination benefits and impairment of intangible assets. The total cost of these actions is expected to be approximately $205.0 before tax ($145.0 after tax, or $5.37 per diluted share).

The impact of the actions in connection with the 2005 Restructuring Plan on the Company's reportable segments (before tax) is as follows:

                                            Total                Provision Recorded
                                        Expected Cost          Through October 29, 2005
                                       ---------------         ------------------------
Women's Sportswear                     $          84.3             $          56.5
Men's Sportswear                                  33.6                        18.2
Other Soft Goods                                   1.3                         0.1
General Corporate                                 12.9                         6.1
                                       ---------------             ---------------
    Continuing operations                        132.1                        80.9
Discontinued operations                           72.9                        51.4
                                       ---------------             ---------------
    Total                              $         205.0             $         132.3
                                       ===============             ===============

Total cash outlays related to the 2005 Restructuring Plan are expected to be $42.0. It is expected that actions taken under the 2005 Restructuring Plan will be mostly accomplished during 2005 and fully complete in early 2006.

In 2005, the costs (cost reversals) related to the 2005 Restructuring Plan were recorded as follows:

                                       Three months ended         Nine months ended
Continuing Operations:                  October 29, 2005          October 29, 2005
----------------------                --------------------      --------------------
Net sales                             $                2.4                      $4.9
Cost of products sold                                 (8.5)                     16.4
Restructuring and other
    non-recurring expense                              9.2                      15.6
Impairment of goodwill
    and intangible assets                                -                      33.8
Fixed asset impairment                                (0.5)                     10.2
                                      --------------------      --------------------
Total pretax cost                     $                2.6      $               80.9
                                      ====================      ====================
Total after tax cost                  $                1.8      $               56.6
                                      ====================      ====================
Loss per share                        $               0.07      $               2.06
                                      ====================      ====================

Discontinued Operations:
------------------------
Total pretax (cost reversals) cost    $               (3.7)     $               51.4
                                      ====================      ====================
Total after tax (cost reversals) cost $               (2.6)     $               36.0
                                      ====================      ====================
(Earnings) loss per share             $              (0.10)     $               1.31
                                      ====================      ====================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

A rollforward of the major components of this non-recurring charge from July 30, 2005 to October 29, 2005 recorded in continuing operations is as follows:

                                       Accrual as                                                     Accrual as of
                                       of July 30,                                                     October 29,
                                          2005          Provision       Reversals      Utilization        2005
                                      -------------   -------------   -------------   -------------   -------------
Inventory and Purchase
  Commitment Reserves                 $        24.6   $         5.9   $       (14.4)  $        (1.7)  $        14.4
Fixed Asset Impairment                            -             0.1            (0.6)            0.5               -
Sales Allowances                                2.5             2.4               -               -             4.9
Contractual Obligations                         2.0             6.4               -            (6.4)            1.9
Employee Severance and
  Termination Benefits                          4.4             2.8               -            (1.2)            6.0
                                      -------------   -------------   -------------   -------------   -------------
Total                                 $        33.4   $        17.6   $       (15.0)  $        (8.8)  $        27.3
                                      =============   =============   =============   =============   =============

A rollforward of the major components of this non-recurring charge from July 30, 2005 to October 29, 2005 recorded in discontinued operations is as follows:

                                       Accrual as                                                     Accrual as of
                                       of July 30,                                                     October 29,
                                          2005          Provision       Reversals      Utilization        2005
                                      -------------   -------------   -------------   -------------   -------------
Inventory and Purchase
  Commitment Reserves                 $        31.5   $           -   $        (7.8)  $        (3.1)  $        20.7
Fixed Asset Impairment                            -             0.1            (0.5)            0.4               -
Sales Allowances                                2.7               -               -               -             2.7
Contractual Obligations                         2.5             1.3               -            (1.3)            2.5
Employee Severance and
  Termination Benefits                            -             3.2               -            (0.2)            2.9
                                      -------------   -------------   -------------   -------------   -------------
Total                                 $        36.7   $         4.6   $        (8.3)  $        (4.2)  $        28.8
                                      =============   =============   =============   =============   =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Impairment includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for businesses to be exited, as a direct result of the exit plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. Employee Severance and Termination benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relate to approximately 1,800 employees. It is estimated that such costs will total $25.0, of which $7.5 will be included in discontinued operations. See financial statement Note 7 for more information on the Impairment of Intangible Assets.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company's annual impairment testing is performed in the fourth quarter. In 2004, 2003 and 2002, no impairment was indicated. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain reporting units' goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company's dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company's businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women's Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit's goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20.0 and $11.0 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the third quarter of 2005. These charges were included in Impairment, Restructuring and Related Non-Recurring Charges in the Condensed Consolidated Statement of Operations.

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS
The following tables provide non-GAAP operating results for the three and nine month periods ended October 29, 2005 and October 30, 2004, for the ongoing businesses, businesses to be exited and impairment, restructuring and related non-recurring charges and income tax repatriation separately. The tables present this breakdown of the Company's operations in a manner that reconciles to the results for the consolidated Company as presented in the financial statements. The non-GAAP results of operations for the ongoing businesses are provided separately from businesses to be exited and impairment, restructuring and related non-recurring charges to enhance the user's overall understanding of the Company's current financial performance. The Company believes the non-GAAP adjusted operating results provide useful information to both management and investors by excluding expenses that the Company believes are not indicative of the Company's core operating results. Operating results for ongoing businesses is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following analysis excludes discontinued operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     -----------------------------------------------------------
                               AND RESULTS OF OPERATIONS (continued)
                               -------------------------------------
                           (Dollars in Millions, except per share data)

THREE MONTHS ENDED OCTOBER 29, 2005

                                                               Continuing Operations
                                      ----------------------------------------------------------------
                                                      Businesses to be
                                          Ongoing      Exited and Non-     Income Tax        Total
                                        Businesses    Recurring Charges   Repatriation    Continuing
                                      -------------   -----------------   ------------   -------------
Net sales                             $       549.4   $            38.1   $          -   $       587.5
Cost of products sold                         432.2                28.9              -           461.1
SG&A                                           84.0                 3.5              -            87.6
Amortization of intangibles                     2.6                   -              -             2.6
Impairment, restructuring and
    related non-recurring charges                 -                 8.7              -             8.7
Interest expense, net                           5.8                   -              -             5.8
Other (income) and expense, net                (0.4)                  -              -            (0.4)
                                      -------------   -----------------   ------------    -------------
Earnings (loss) before taxes                   25.1                (3.0)             -            22.1
Income tax provision (benefit)                  8.0                (0.9)             -             7.1
                                      -------------   -----------------   ------------    -------------
Net earnings (loss)                   $        17.1   $            (2.1)  $          -   $        15.0
                                      =============   =================   ============    =============
Effective tax rate (benefit)                  32.0%              (30.3%)             -           32.2%

THREE MONTHS ENDED OCTOBER 30, 2004

                                                               Continuing Operations
                                      ----------------------------------------------------------------
                                                      Businesses to be
                                          Ongoing      Exited and Non-     Income Tax        Total
                                        Businesses    Recurring Charges   Repatriation    Continuing
                                      -------------   -----------------   ------------   -------------
Net sales                             $       619.2   $            51.8   $          -   $       671.0
Cost of products sold                         489.7                44.9              -           534.6
SG&A                                           83.6                 4.8              -            88.5
Amortization of intangibles                     2.7                 0.1              -             2.9
Interest expense, net                           6.4                   -              -             6.4
Other (income) and expense, net                (1.0)                  -              -            (1.0)
                                      -------------   -----------------   ------------   -------------
Earnings before taxes                          37.8                 1.9              -            39.7
Income tax provision                           12.8                 0.7              -            13.4
                                      -------------   -----------------   ------------   -------------
Net earnings                          $        24.9   $             1.3   $          -   $        26.2
                                      =============   =================   ============   =============
Effective tax rate                            33.9%               33.9%              -           33.8%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     -----------------------------------------------------------
                               AND RESULTS OF OPERATIONS (continued)
                               -------------------------------------
                           (Dollars in Millions, except per share data)

NINE MONTHS ENDED OCTOBER 29, 2005

                                                               Continuing Operations
                                      ----------------------------------------------------------------
                                                      Businesses to be
                                          Ongoing      Exited and Non-     Income Tax        Total
                                        Businesses    Recurring Charges   Repatriation    Continuing
                                      -------------   -----------------   ------------   -------------
Net sales                             $     1,591.2   $           122.8   $          -   $     1,713.9
Cost of products sold                       1,251.2               134.0              -         1,385.2
SG&A                                          258.2                13.2              -           271.4
Amortization of intangibles                     8.2                 0.3              -             8.4
Impairment, restructuring and
    related non-recurring charges                 -                59.6              -            59.6
Interest expense, net                          18.4                   -              -            18.4
Other (income) and expense, net                (0.9)                  -              -            (0.9)
                                      -------------   -----------------   ------------   -------------
Earnings (loss) before taxes                   56.2               (84.4)             -           (28.2)
Income tax provision (benefit)                 18.0               (25.4)         (13.0)          (20.4)
                                      -------------   -----------------   ------------   -------------
Net earnings (loss)                   $        38.2   $           (59.0)  $       13.0   $        (7.8)
                                      =============   =================   ============   =============
Effective tax rate (benefit)                  32.0%              (30.1%)            NM          (72.4%)

NINE MONTHS ENDED OCTOBER 30, 2004

                                                               Continuing Operations
                                      ----------------------------------------------------------------
                                                      Businesses to be
                                          Ongoing      Exited and Non-     Income Tax        Total
                                        Businesses    Recurring Charges   Repatriation    Continuing
                                      -------------   -----------------   ------------   -------------
Net sales                            $      1,704.5   $           128.1   $          -   $     1,832.6
Cost of products sold                       1,327.1               108.3              -         1,435.4
SG&A                                          259.6                15.8              -           275.4
Amortization of intangibles                     8.8                 0.4              -             9.3
Interest expense, net                          19.5                   -              -            19.5
Other (income) and expense, net                (1.9)                  -              -            (1.9)
                                     --------------   -----------------   ------------   -------------
Earnings before taxes                          91.4                 3.6              -            94.9
Income tax provision                           31.1                 1.2              -            32.3
                                     --------------   -----------------   ------------   -------------
Net earnings                         $         60.3   $             2.4   $          -   $        62.6
                                     ==============   =================   ============   =============
Effective tax rate                            34.0%               34.0%              -           34.0%

NM - Not Meaningful

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

RECONCILIATION OF OPERATING RESULTS - BUSINESSES TO BE EXITED AND NON-RECURRING CHARGES
During the third quarter of 2005, the Company's Intimate Apparel and Kellwood New England operations became discontinued. Accordingly, operating results and assets and liabilities of Intimate Apparel and Kellwood New England are segregated in the accompanying condensed consolidated statement of operations and condensed consolidated balance sheet, respectively. Prior to being classified as discontinued, Intimate Apparel was included in the Other Soft Goods segment, and Kellwood New England was included in the Women's Sportswear segment.

The following tables provide non-GAAP operating results for the three and nine month periods ended October 29, 2005 and October 30, 2004, for the businesses to be exited and non-recurring charges separated between continuing operations, discontinued operations and total Kellwood. The tables present this breakdown of the Company's operations in a manner that reconciles to the results for the total business units of businesses to be exited and non-recurring charges. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

THREE MONTHS ENDED OCTOBER 29, 2005

                                        Businesses to be Exited and Non-Recurring Charges
                                      -----------------------------------------------------
                                        Continuing         Discontinued
                                        Operations          Operations            Total
                                      -------------       -------------       -------------
Net sales                             $        38.1       $        39.6       $        77.7
Cost of products sold                          28.9                26.0                55.0
SG&A                                            3.5                 7.8                11.3
Impairment, restructuring and
    related non-recurring charges               8.7                 4.1                12.8
                                      -------------       -------------       -------------
(Loss) earnings before taxes                   (3.0)                1.7                (1.3)
Income tax (benefit) provision                 (0.9)                0.5                (0.4)
                                      -------------       -------------       -------------
Net (loss) earnings                   $        (2.1)      $         1.2       $        (0.9)
                                      =============       =============       =============
Effective tax (benefit) rate                 (30.3%)              27.6%              (33.7%)

THREE MONTHS ENDED OCTOBER 30, 2004

                                        Businesses to be Exited and Non-Recurring Charges
                                      -----------------------------------------------------
                                        Continuing         Discontinued
                                        Operations          Operations            Total
                                      -------------       -------------       -------------
Net sales                             $        51.8       $        45.8       $        97.6
Cost of products sold                          44.9                37.7                82.6
SG&A                                            4.8                 9.3                14.1
Amortization of intangibles                     0.1                 0.3                 0.4
                                      -------------       -------------       -------------
Earnings (loss) before taxes                    1.9                (1.5)                0.4
Income tax provision (benefit)                  0.7                (0.5)                0.1
                                      -------------       -------------       -------------
Net earnings (loss)                   $         1.3       $        (1.0)      $         0.3
                                      =============       =============       =============
Effective tax rate (benefit)                  33.9%              (33.9%)              33.9%

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS (continued)
                          -------------------------------------
                      (Dollars in Millions, except per share data)

NINE MONTHS ENDED OCTOBER 29, 2005

                                        Businesses to be Exited and Non-Recurring Charges
                                      -----------------------------------------------------
                                        Continuing         Discontinued
                                        Operations          Operations            Total
                                      -------------       -------------       -------------
Net sales                             $       122.8       $       114.4       $       237.2
Cost of products sold                         134.0               125.8               259.8
SG&A                                           13.2                25.0                38.2
Amortization of intangibles                     0.3                 0.5                 0.8
Impairment, restructuring and
    related non-recurring charges              59.6                25.0                84.6
                                      -------------       -------------       -------------
Loss before taxes                             (84.4)              (61.9)             (146.3)
Income tax provision                          (25.4)              (18.8)              (44.2)
                                      -------------       -------------       -------------
Net loss                              $       (59.0)      $       (43.1)      $      (102.1)
                                      =============       =============       =============
Effective tax rate (benefit)                 (30.1%)             (30.3%)             (30.2%)

NINE MONTHS ENDED OCTOBER 30, 2004

                                        Businesses to be Exited and Non-Recurring Charges
                                      -----------------------------------------------------
                                        Continuing         Discontinued
                                        Operations          Operations            Total
                                      -------------       -------------       -------------
Net sales                             $       128.1       $       130.8       $       258.9
Cost of products sold                         108.3               106.5               214.8
SG&A                                           15.8                28.6                44.4
Amortization of intangibles                     0.4                 0.8                 1.2
                                      -------------       -------------       -------------
Earnings (loss) before taxes                    3.6                (5.0)               (1.5)
Income tax provision (benefit)                  1.2                (1.7)               (0.5)
                                      -------------       -------------       -------------
Net earnings (loss)                   $         2.4       $        (3.3)      $        (1.0)
                                      =============       =============       =============
Effective tax rate (benefit)                  34.0%              (34.0%)             (34.0%)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

CONTINUING OPERATIONS - ONGOING BUSINESSES: The following tables provide non-GAAP summarized financial data for the three and nine month periods ended October 29, 2005 and October 30, 2004, for the ongoing businesses (percentages are calculated based on actual data, and columns may not add due to rounding). These tables present the same information for the ongoing businesses as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                               Three months ended                       Nine months ended
                                     -------------------------------------    -------------------------------------
                                     October 29,    October 30,    Percent    October 29,    October 30,    Percent
                                        2005           2004        Change        2005           2004        Change
                                     -----------    -----------    -------    -----------    -----------    -------

Net sales                            $     549.4    $     619.2     (11.3%)   $   1,591.2    $   1,704.5      (6.6%)
Cost of products sold                      432.2          489.7     (11.7%)       1,251.2        1,327.1      (5.7%)
                                     -----------    -----------    -------    -----------    -----------    -------
Gross profit                               117.1          129.5      (9.6%)         340.0          377.4      (9.9%)
SG&A                                        84.0           83.6       0.5%          258.2          259.6      (0.6%)
                                     -----------    -----------    -------    -----------    -----------    -------
Operating earnings before
    amortization (1)                        33.1           45.9     (27.9%)          81.8          117.8     (30.6%)
Amortization of intangibles                  2.6            2.7      (5.7%)           8.2            8.8      (7.6%)
                                     -----------    -----------    -------    -----------    -----------    -------
Operating earnings                          30.5           43.2     (29.6%)          73.6          109.0     (32.5%)
Interest expense, net                        5.8            6.4      (9.3%)          18.4           19.5      (5.6%)
Other (income) and expense, net             (0.4)          (1.0)    (60.5%)          (0.9)          (1.9)    (50.9%)
                                     -----------    -----------    -------    -----------    -----------    -------
Earnings before taxes                       25.1           37.8     (33.4%)          56.2           91.4     (38.5%)
Income taxes                                 8.0           12.8     (37.1%)          18.0           31.1     (42.1%)
                                     -----------    -----------    -------    -----------    -----------    -------
Net earnings                         $      17.1    $      24.9     (31.6%)   $      38.2    $      60.3     (36.7%)
                                     ===========    ===========    =======    ===========    ===========    =======
Effective tax rate                         32.0%          33.9%                     32.0%          34.0%

                                               Three months ended                          Nine months ended
                                     ---------------------------------------    ---------------------------------------
                                     October 29,    October 30,                 October 29,    October 30,
As a percentage of net sales:           2005           2004       Difference      2005           2004        Difference
-----------------------------        -----------    -----------   ----------    -----------    -----------   ----------

Net sales                                 100.0%         100.0%         0.0%         100.0%         100.0%         0.0%
Cost of products sold                      78.7%          79.1%        (0.4%)         78.6%          77.9%         0.7%
                                     -----------    -----------   ----------    -----------    -----------   ----------
Gross profit                               21.3%          20.9%         0.4%          21.4%          22.1%        (0.7%)
SG&A                                       15.3%          13.5%         1.8%          16.2%          15.2%         1.0%
                                     -----------    -----------   ----------    -----------    -----------   ----------
Operating earnings before
    amortization (1)                        6.0%           7.4%        (1.4%)          5.1%           6.9%        (1.8%)
Amortization of intangibles                 0.5%           0.4%         0.0%           0.5%           0.5%         0.0%
                                     -----------    -----------   ----------    -----------    -----------   ----------
Operating earnings                          5.6%           7.0%        (1.5%)          4.6%           6.4%        (1.8%)
Interest expense, net                       1.1%           1.0%         0.0%           1.2%           1.1%         0.0%
Other (income) and expense, net            (0.1%)         (0.2%)        0.1%          (0.1%)         (0.1%)        0.1%
                                     -----------    -----------   ----------    -----------    -----------   ----------
Earnings before taxes                       4.6%           6.1%        (1.5%)          3.5%           5.4%        (1.9%)
Income taxes                                1.5%           2.1%        (0.6%)          1.1%           1.8%        (0.7%)
                                     -----------    -----------   ----------    -----------    -----------   ----------
Net earnings                                3.1%           4.0%        (0.9%)          2.4%           3.6%        (1.2%)
                                     ===========    ===========   ==========    ===========    ===========   ==========

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

SALES for ongoing businesses for the third quarter of 2005 were $549.4, decreasing $69.8 or 11.3% versus last year. The decline in sales for the third quarter of 2005 was due to the decrease in sales of popular-to-moderately priced women's brands and private label business and men's private label and better plus branded business. Sales for the nine months ended October 29, 2005 were $1,591.2, decreasing $113.3 or 6.6% versus last year. The decline in sales for the nine months ended was due to decreased sales of popular-to-moderately priced women's brands and private label business.

GROSS PROFIT for ongoing businesses for the third quarter of 2005 was $117.1 or 21.3% of sales, decreasing $12.4 versus the third quarter of 2004, due to the drop in sales. For the nine months ended October 29, 2005, gross profit was $340.0 or 21.4% of sales, decreasing $37.4 or 0.7 percentage points of sales versus the corresponding period of the prior year. The decline in the Company's gross margin rate for the nine months ended October 29, 2005 resulted from competitive price pressure and higher markdown expense, primarily in the Women's Sportswear segment.

SG&A EXPENSE for ongoing businesses remained relatively consistent in the third quarter of 2005 compared to the third quarter of 2004, increasing $0.4 or 0.5%. SG&A expense as a percentage of sales increased to 15.3% in the third quarter of 2005 from 13.5% in the third quarter of 2004 due to decreased sales. SG&A expense for the nine months ended October 29, 2005 decreased $1.4 or 0.6% compared to the corresponding period of the prior year. The decrease was primarily due to a decrease in overhead, primarily compensation expense, in business units experiencing lower sales partially offset by increased advertising expense. SG&A expense as a percentage of sales increased to 16.2% for the nine months ended October 29, 2005 from 15.2% for the nine months ended October 30, 2004 due primarily to decreased sales. The Company has reduced SG&A expense but the sales levels have decreased faster than the decrease in SG&A.

AMORTIZATION of intangible assets for ongoing businesses remained relatively consistent for the three and nine months ended October 29, 2005 compared to the corresponding periods of the prior year.

INCOME TAXES. In October 2004, the American Jobs Creation Act of 2004 (the
Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13.0 recorded during the second quarter of 2005 due to the reversal of $23.0 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10.0 of taxes provided on earnings to be repatriated. In the first phase of repatriation, the Company's foreign subsidiaries paid dividends of $90.0 million to the Company during the third quarter of 2005. The remaining dividends are planned to be paid in the fourth quarter of 2005.

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

The Company's overall effective tax provision (benefit) rate for the three and nine month periods ended October 29, 2005 was 32.2% and (72.4%), respectively. These rates are different than the U.S. statutory rate of 35.0% due primarily to the repatriation benefit described above.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

BUSINESS UNITS TO BE EXITED AND IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES: The following tables provide non-GAAP summarized financial data for the three and nine month periods ended October 29, 2005 and October 30, 2004, for the business units to be exited and impairment, restructuring and related non-recurring charges (percentages are calculated based on actual data, and columns may not add due to rounding). These tables present the same information for the business units to be exited and the impairment, restructuring and related non-recurring charges as presented in the Reconciliation of Operating Results - Businesses to be Exited and Non-Recurring Charges shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                               Three months ended                       Nine months ended
                                     -------------------------------------    -------------------------------------
                                     October 29,    October 30,    Percent    October 29,    October 30,    Percent
                                        2005           2004        Change        2005           2004        Change
                                     -----------    -----------    -------    -----------    -----------    -------

Net sales                            $      77.7    $      97.6     (20.3%)   $     237.2    $     258.9      (8.4%)
Cost of products sold                       55.0           82.6     (33.4%)         259.8          214.8      21.0%
                                     -----------    -----------    -------    -----------    -----------    -------
Gross profit (loss)                         22.8           15.0      51.9%          (22.7)          44.1    (151.4%)
SG&A                                        11.3           14.1     (19.9%)          38.2           44.4     (14.0%)
                                     -----------    -----------    -------    -----------    -----------    -------
Operating earnings (loss) before
    amortization and impairment,
    restructuring and related non-
    recurring charges (1)                   11.4            0.8         NM          (60.9)          (0.3)        NM
Amortization of intangibles                    -            0.4     (98.7%)           0.8            1.2     (33.1%)
Impairment, restructuring and
    related non-recurring charges           12.8              -     100.0%           84.6              -     100.0%
                                     -----------    -----------    -------    -----------    -----------    -------
Operating (loss) earnings                   (1.3)           0.4         NM         (146.3)          (1.5)        NM
Other (income) and expense, net                -              -         NM              -              -         NM
                                     -----------    -----------    -------    -----------    -----------    -------
(Loss) earnings before taxes                (1.3)           0.4         NM         (146.3)          (1.5)        NM
Income tax (benefit) provision              (0.4)           0.1         NM          (44.2)          (0.5)        NM
                                     -----------    -----------    -------    -----------    -----------    -------
Net (loss) earnings                  $      (0.9)   $       0.3         NM    $    (102.1)   $      (1.0)        NM
                                     ===========    ===========    =======    ===========    ===========    =======
Effective tax (benefit) rate              (33.7%)         33.9%                    (30.2%)        (34.0%)

                                               Three months ended                          Nine months ended
                                     ---------------------------------------    ---------------------------------------
                                     October 29,    October 30,                 October 29,    October 30,
As a percentage of net sales:           2005           2004       Difference       2005           2004       Difference
-----------------------------        -----------    -----------   ----------    -----------    -----------   ----------

Net sales                                 100.0%         100.0%         0.0%         100.0%         100.0%         0.0%
Cost of products sold                      70.7%          84.6%       (13.9%)        109.6%          83.0%        26.6%
                                     -----------    -----------   ----------    -----------    -----------   ----------
Gross profit (loss)                        29.3%          15.4%        13.9%          (9.6%)         17.0%       (26.6%)
SG&A                                       14.6%          14.5%         0.1%          16.1%          17.2%        (1.1%)
                                     -----------    -----------   ----------    -----------    -----------   ----------
Operating earnings (loss) before
    amortization and impairment,
    restructuring and related non-
    recurring charges (1)                  14.7%           0.9%        13.8%         (25.7%)         (0.1%)      (25.5%)
Amortization of intangibles                 0.0%           0.4%        (0.4%)          0.3%           0.5%        (0.1%)
Impairment, restructuring and
    related non-recurring charges          16.4%           0.0%        16.4%          35.7%           0.0%        35.7%
                                     -----------    -----------   ----------    -----------    -----------   ----------
Operating (loss) earnings                  (1.8%)          0.4%        (2.2%)        (61.7%)         (0.6%)      (61.1%)
Other (income) and expense, net             0.0%           0.0%         0.0%           0.0%           0.0%         0.0%
                                     -----------    -----------   ----------    -----------    -----------   ----------
(Loss) earnings before taxes               (1.7%)          0.5%        (2.2%)        (61.7%)         (0.6%)      (61.1%)
Income tax (benefit) provision             (0.6%)          0.2%        (0.7%)        (18.6%)         (0.2%)      (18.4%)
                                     -----------    -----------   ----------    -----------    -----------   ----------
Net (loss) earnings                        (1.1%)          0.3%        (1.4%)        (43.1%)         (0.4%)      (42.7%)
                                     ===========    ===========   ==========    ===========    ===========   ==========

NM - Not meaningful

See following page for footnote (1) to above tables.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

(1) Operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges is a non-GAAP measure that differs from operating (loss) earnings in that it excludes amortization of intangibles and impairment, restructuring and related non-recurring charges. Operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges should not be considered as an alternative to operating (loss) earnings. Operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. Management believes the comparison of operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and related non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating (loss) earnings before amortization and impairment, restructuring and related charges may not be comparable to any similarly titled measure used by another company.

BUSINESS UNITS TO BE EXITED. Sales for the third quarter of 2005 were $77.7, decreasing $19.9 or 20.3% versus last year, due primarily to the loss of business after the announcement of the 2005 Restructuring Plan. Gross profit for the third quarter of 2005 was $22.8 or 29.3% of sales versus $15.0 or 15.4% of sales reported for the third quarter of 2004. Included in gross profit in the third quarter of 2005 is the reversal of $13.9 million of sales allowances and inventory reserves related to the 2005 Restructuring Plan, as a result of better than expected liquidation of inventory. SG&A for the third quarter of 2005 decreased $2.8 primarily due to decreased spending at the exited businesses.

Sales for the nine months ended October 29, 2005 were $237.2, decreasing $21.7 or 8.4% versus last year primarily due to the loss of business after the announcement of the 2005 Restructuring Plan. Gross (loss) profit for the nine months ended October 29, 2005 was ($22.7) or (9.6%) of sales versus $44.1 or 17.0% of sales for the nine months ended October 30, 2004. Included in gross (loss) profit in the nine months ended October 29, 2005 is $47.6 of sales allowances and inventory reserves related to the 2005 Restructuring Plan. SG&A for the nine months ended October 29, 2005 decreased $6.2 primarily due to decreased spending at the exited businesses.

SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's business units are aggregated into the following reportable segments:
     o    Women's Sportswear,
     o    Men's Sportswear,
     o    Other Soft Goods, and
     o    General Corporate.

RECONCILIATION: The following tables provide the non-GAAP segment net sales and earnings (loss) for the three and nine month periods ended October 29, 2005 and October 30, 2004, for the ongoing businesses and businesses to be exited separately (amounts are presented based on actual data, therefore columns/rows may not add due to rounding). The tables present this breakdown of the Company's operations in a manner that reconciles to the results for the consolidated Company. The non-GAAP segment net sales and earnings (loss) for the ongoing businesses are provided separately from businesses to be exited to enhance the user's overall understanding of the Company's current financial performance. The Company believes the non-GAAP segment net sales and earnings (loss) provide useful information to both management and investors by excluding sales and expenses that the Company believes are not indicative of the Company's core operating results. Segment net sales and earnings (loss) for ongoing businesses are the primary measures used by management to evaluate the Company's performance, as well as the performance of the Company's business units and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following analysis excludes discontinued operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS (continued)
                          -------------------------------------
                      (Dollars in Millions, except per share data)

THREE MONTHS ENDED OCTOBER 29, 2005

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Net Sales                             Businesses      Recurring Charges      Continuing
---------                           --------------    -----------------    --------------
Women's Sportswear                  $        346.6    $             4.7    $        351.3
Men's Sportswear                             131.6                 33.4             165.0
Other Soft Goods                              71.2                    -              71.2
                                    --------------    -----------------    --------------
Total net sales                     $        549.4    $            38.1    $        587.5
                                    ==============    =================    ==============

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Segment earnings (loss)               Businesses      Recurring Charges      Continuing
-----------------------             --------------    -----------------    --------------
Women's Sportswear                  $         25.7    $            (6.3)   $         19.5
Men's Sportswear                              11.2                 11.9              23.2
Other Soft Goods                               6.5                    -               6.4
General Corporate                            (10.3)                   -             (10.3)
                                    --------------    -----------------    --------------
Total segment earnings              $         33.1    $             5.7    $         38.8
                                    ==============    =================    ==============


THREE MONTHS ENDED OCTOBER 30, 2004

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Net Sales                             Businesses      Recurring Charges      Continuing
---------                           --------------    -----------------    --------------
Women's Sportswear                  $        389.4    $            11.0    $        400.4
Men's Sportswear                             163.0                 40.8             203.8
Other Soft Goods                              66.9                    -              66.9
                                    --------------    -----------------    --------------
Total net sales                     $        619.2    $            51.8    $        671.0
                                    ==============    =================    ==============

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Segment earnings (loss)               Businesses      Recurring Charges      Continuing
-----------------------             --------------    -----------------    --------------
Women's Sportswear                  $         30.9    $            (1.8)   $         29.1
Men's Sportswear                              16.8                  3.8              20.6
Other Soft Goods                               7.7                    -               7.7
General Corporate                             (9.5)                   -              (9.5)
                                    --------------    -----------------    --------------
Total segment earnings              $         45.9    $             2.1    $         47.9
                                    ==============    =================    ==============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS (continued)
                          -------------------------------------
                      (Dollars in Millions, except per share data)

NINE MONTHS ENDED OCTOBER 29, 2005

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Net Sales                             Businesses      Recurring Charges      Continuing
---------                           --------------    -----------------    --------------
Women's Sportswear                  $        969.9    $            22.5    $        992.4
Men's Sportswear                             379.6                100.3             479.9
Other Soft Goods                             241.6                    -             241.6
                                    --------------    -----------------    --------------
Total net sales                     $      1,591.2    $           122.8    $      1,713.9
                                    ==============    =================    ==============

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Segment earnings (loss)               Businesses      Recurring Charges      Continuing
-----------------------             --------------    -----------------    --------------
Women's Sportswear                  $         54.8    $           (12.4)   $         42.4
Men's Sportswear                              37.2                (12.0)             25.2
Other Soft Goods                              22.9                 (0.1)             22.8
General Corporate                            (33.1)                   -             (33.1)
                                    --------------    -----------------    --------------
Total segment earnings (loss)       $         81.8    $           (24.4)   $         57.3
                                    ==============    =================    ==============


NINE MONTHS ENDED OCTOBER 30, 2004

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Net Sales                             Businesses      Recurring Charges      Continuing
---------                           --------------    -----------------    --------------
Women's Sportswear                  $      1,093.1    $            40.4    $      1,133.5
Men's Sportswear                             380.0                 87.7             467.7
Other Soft Goods                             231.4                    -             231.4
                                    --------------    -----------------    --------------
Total net sales                     $      1,704.5    $           128.1    $      1,832.6
                                    ==============    =================    ==============

                                                    Continuing Operations
                                    -----------------------------------------------------
                                                      Businesses to be
                                        Ongoing        Exited and Non-          Total
Segment earnings (loss)               Businesses      Recurring Charges      Continuing
-----------------------             --------------    -----------------    --------------
Women's Sportswear                  $         86.6    $             0.4    $         87.0
Men's Sportswear                              41.4                  3.6              45.0
Other Soft Goods                              23.1                    -              23.1
General Corporate                            (33.3)                   -             (33.3)
                                    --------------    -----------------    --------------
Total segment earnings              $        117.8    $             4.0    $        121.8
                                    ==============    =================    ==============

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

ONGOING BUSINESSES: Sales and segment earnings for ongoing businesses by segment were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                               Three months ended                    Nine months ended
                                    -------------------------------------  -------------------------------------
                                     October 29,   October 30,   Percent    October 29,   October 30,   Percent
Net sales                               2005           2004      Change        2005          2004        Change
---------                           ------------  ------------  ---------  ------------  ------------  ---------

     Women's Sportswear             $      346.6  $      389.4     (11.0%) $      969.9  $    1,093.1     (11.3%)
     Men's Sportswear                      131.6         163.0     (19.3%)        379.6         380.0      (0.1%)
     Other Soft Goods                       71.2          66.9       6.5%         241.6         231.4       4.4%
                                    ------------  ------------  ---------  ------------  ------------  ---------
     Total net sales                $      549.4  $      619.2     (11.3%) $    1,591.2  $    1,704.5      (6.6%)
                                    ============  ============  =========  ============  ============  =========


                                         Three months ended - amounts         Three months ended - percentages
                                    -------------------------------------  -------------------------------------
                                     October 29,   October 30,   Percent    October 29,   October 30,   % Point
Segment earnings                        2005           2004      Change        2005          2004        Change
----------------                    ------------  ------------  ---------  ------------  ------------  ---------

     Women's Sportswear             $       25.7  $       30.9     (16.5%)         7.4%          7.9%      (0.5%)
     Men's Sportswear                       11.2          16.8     (33.3%)         8.5%         10.3%      (1.8%)
     Other Soft Goods                        6.5           7.7     (16.3%)         9.1%         11.5%      (2.5%)
     General Corporate                     (10.3)         (9.5)      8.3%            NM            NM         NM
                                    ------------  ------------  ---------  ------------  ------------  ---------
     Segment earnings               $       33.1  $       45.9     (27.9%)         6.0%          7.4%      (1.4%)
                                    ============  ============  =========  ============  ============  =========

                                          Nine months ended - amounts         Nine months ended - percentages
                                    -------------------------------------  -------------------------------------
                                     October 29,   October 30,   Percent    October 29,   October 30,   % Point
Segment earnings                        2005           2004      Change        2005          2004        Change
----------------                    ------------  ------------  ---------  ------------  ------------  ---------

     Women's Sportswear             $       54.8  $       86.6     (36.7%)         5.7%          7.9%      (2.2%)
     Men's Sportswear                       37.2          41.4     (10.2%)         9.8%         10.9%      (1.1%)
     Other Soft Goods                       22.9          23.1      (0.8%)         9.5%         10.0%      (0.5%)
     General Corporate                     (33.1)        (33.3)     (0.7%)           NM            NM         NM
                                    ------------  ------------  ---------  ------------  ------------  ---------
     Segment earnings               $       81.8  $      117.8     (30.6%)         5.1%          6.9%      (1.8%)
                                    ============  ============  =========  ============  ============  =========

     NM - Not meaningful

WOMEN'S SPORTSWEAR - ONGOING. Sales of ongoing businesses for the third quarter of 2005 were $346.6 decreasing $42.8 or 11.0% versus last year. Sales of ongoing businesses for the nine months ended October 29, 2005 were $969.9, decreasing $123.2 or 11.3% versus last year. The decrease in sales for both periods is due to reduced orders for some of the Company's traditionally styled popular-to-moderately priced brands. The dress market has shrunk dramatically with some of the Company's customers having either dropped the category altogether or significantly cut open-to-buy. These decreases were partially offset by growth in junior sportswear and suits.

Segment earnings of ongoing businesses for the third quarter of 2005 were $25.7, down $5.2 from last year, due to the decline in segment sales. Segment earnings for the nine months ended October 29, 2005, were $54.8, down $31.8 from last year, due to the decline in segment sales and the decrease in gross profit as a percent of sales (20.3% for the nine months ended October 29, 2005 versus 21.5% for the nine months ended October 30,
2004) related to markdown support provided to customers and higher off-price sales for the nine months ended October 29, 2005 compared to the corresponding period of the prior year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

MEN'S SPORTSWEAR - ONGOING. Sales of ongoing businesses for the third quarter of 2005 were $131.6, decreasing $31.4 or 19.3% versus last year due to decreased sales of men's private label and branded better plus business. Sales of ongoing businesses for the nine months ended October 29, 2005 were relatively flat at $379.6, compared to $380.0 for the nine months ended October 30, 2004 decreasing $0.4 or 0.1% versus last year.

Segment earnings of ongoing businesses for the third quarter of 2005 were $11.2, down $5.6 from last year, and for the nine months ended October 30, 2004, were $37.2, down $4.2 from last year. The decrease in earnings was primarily due to the decrease in sales.

OTHER SOFT GOODS - ONGOING. Sales of ongoing businesses for the third quarter of 2005 were $71.2, increasing $4.3 or 6.5% versus the third quarter of 2004. Sales of ongoing businesses for the nine months ended October 29, 2005 were $241.6, increasing $10.3 or 4.4% from last year. The increase for both periods was due to the strength of the Company's major consumer brands and flat retail selling prices across most product categories following several years of price deflation.

Segment earnings of ongoing businesses for the third quarter of 2005 decreased to $6.5 from $7.7 in the third quarter of 2004. Segment earnings of ongoing businesses for the nine months ended October 29, 2005 decreased slightly to $22.9 from $23.1 for the nine months ended October 30, 2004. The segment earnings of ongoing businesses decreased slightly despite the increase in sales due to a decrease in gross margin (22.1% and 22.4% for the three months ended October 29, 2005 and October 30, 2004, respectively, and 21.7% and 22.5% for the nine months ended October 29, 2005 and October 30, 2004, respectively) related to competitive price pressure, rising raw material prices, change in product mix, and higher markdown support provided to customers.

GENERAL CORPORATE expense for the third quarter of 2005 was $10.3, up $0.8 from last year. For the nine months ended October 29, 2005, general corporate expense was $33.1, down $0.2 from last year.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareholders' equity, or total capital). As of October 29, 2005, the Company's debt-to-capital ratio was 44.0%, up 4.1% and 4.2% from October 30, 2004 and January 29, 2005, respectively, primarily due to a decrease in equity related to the net loss incurred in the nine month period ended October 29, 2005 and the activity related to the Company's share repurchase program (Stock Repurchase Program).

The Company has announced the Stock Repurchase Program of up to 10% or $75.0 of its stock. Under the Company's Stock Repurchase Program, the Company repurchased 2,218,200 shares at an average price of $24.99 per share during the third quarter of 2005. In addition, total cash outlays related to the 2005 Restructuring Plan are expected to be $42.0. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program and to meet existing obligations.

During the second quarter of 2005, the Company adopted a formal domestic reinvestment plan to repatriate approximately $150.0 of foreign earnings. In the first phase of repatriation, the Company's foreign subsidiaries paid dividends of $90.0 to the Company during the third quarter of 2005. The remaining dividends are planned to be paid in the fourth quarter of 2005.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES was $86.2 for the nine months ended October 29, 2005 compared to ($1.8) for the nine months ended October 30, 2004. The $88.0 increase in net cash provided by operating activities from last year was due to year over year decreases in accounts receivable and inventories. For the nine months ended October 29, 2005, the Company was able to generate cash from operating activities, despite the net loss, as over $90 million of the restructuring and related non-recurring charges that contributed to the net loss were comprised of non-cash items.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in Millions, except per share data)

WORKING CAPITAL is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 29, 2005 to October 29, 2005 are primarily a result of seasonality of the Company's businesses.

     - Accounts receivable decreased $51.4 to $360.8 at October 29, 2005 from $412.2 at October 30, 2004 primarily due to the drop in sales. Days sales outstanding were 54.5 days as of October 29, 2005 compared to 54.3 days at October 30, 2004.

     - Inventories decreased $57.4 to $216.6 at October 29, 2005 from $274.0 at October 30, 2004. Days supply now stands at 56.6 days compared to 65.4 days at October 30, 2004. The decrease in inventories is primarily due to additional inventory reserves recorded related to the 2005 Restructuring Plan.

     - Accounts payable and accrued expenses decreased $29.7 to $256.5 at October 29, 2005 from $286.2 at October 30, 2004 primarily as a result of reserves related to the 2005 Restructuring Plan partially offset by a decrease in inventory purchases at the end of the third quarter of 2005.

NET CASH USED IN INVESTING ACTIVITIES decreased to $21.1 for the nine months ended October 29, 2005 from $163.0 for the nine months ended October 30, 2004. The decrease was primarily due to the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) in the first quarter of 2004. The $21.1 of cash used in investing activities for the nine months ended October 29, 2005 was due primarily to the additional cash purchase consideration paid to Briggs New York Corp. ($8.8) and Phat ($3.4) in the first and second quarters of 2005, respectively, and capital expenditures of $14.8.

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES decreased to ($64.7) for the nine months ended October 29, 2005 from $194.8 for the nine months ended October 30, 2004. The $259.5 decrease was primarily due to proceeds from the Company's 3.50% Convertible Senior Debentures in the first quarter of 2004 and stock purchases under the Stock Repurchase Program in the third quarter of 2005.

During 2004, the Company privately placed $200.0 of 3.50% Convertible Senior Debentures. The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company intends to use the proceeds from the offering for general corporate purposes, which may include future acquisitions (see financial statement Note 8).

On October 20, 2004, the Company executed a $400.0 five-year unsecured, syndicated credit facility (the Credit Agreement). The Credit Agreement can be used for borrowings and/or letters of credit. Borrowings under the Credit Agreement bore interest at LIBOR plus a spread ranging from 0.60% to 1.25% with such spread depending on the Company's leverage ratio. On September 1, 2005, the Credit Agreement was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the Credit Agreement changed the interest rate spread to LIBOR plus 0.60% to 1.45%. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated (see financial statement Note 8). It is not expected that any of these provisions will restrict the Company from normal operations. At October 29, 2005, there were no borrowings outstanding under this facility. Letters of credit outstanding under the agreement were $20.2. In addition to this facility, the Company has $6.6 in outstanding letters of credit used by its foreign subsidiaries.

After the announcement of the 2005 Restructuring Plan, Standard & Poor's downgraded the Company's credit rating to BB from BBB-, and Moody's downgraded the Company's credit rating to Ba2 from Ba1. These actions are not expected to impact the Company's operations.

CASH AND CASH EQUIVALENTS increased $52.8 to $261.4 at October 29, 2005 from $208.6 at October 30, 2004. This increase was primarily due to positive cash flow from operations, partially offset by the activity related to the Stock Repurchase Program.

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

   o the scope, nature or impact of acquisition activity and the ability to effectively integrate acquired operations; and

   o changes in the Company's plans, strategies, objectives, expectations and intentions, which may happen at any time at the discretion of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At October 29, 2005, the Company's debt portfolio was composed of 100% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed during 2005.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value of approximately $445.4 million, which compares to the book value of $469.8 million. With respect to the Company's fixed-rate debt outstanding at October 29, 2005, a 10% increase in interest rates would have resulted in approximately a $22.9 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24.9 increase in the market value of Kellwood's fixed-rate debt.

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

As discussed in financial statement Note 2, included herein are amended condensed consolidated financial statements, which include the effects of the restatement for the three and nine months ended October 29, 2005 and October 30, 2004, and the year ended January 29, 2005. In addition, management of the Company has amended its Forms 10-Q for the quarterly periods ended July 30, 2005 and April 30, 2005 and its Form 10-K for the year ended January 29, 2005, which includes the effects of the restatement for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, to restate the Company's consolidated financial statements and to restate Management's Report on Internal Control Over Financial Reporting. The determination to restate these consolidated financial statements was made as a result of management's identification of accounting errors resulting from accounting methods used at a regional accounting center to accrue for freight, duty and agents' commission costs related to imports of goods. This resulted in the understatement of cost of products sold and current liabilities. The Company identified this issue after the regional accounting center was centralized into the Company's financial services operations in St. Louis and subsequent review of accounting processes.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, the Company did not maintain effective controls over the completeness and accuracy of accruals for freight, duty and agents' commission costs. Specifically, effective controls were not designed and in place to ensure the complete and accurate period-end accruals for freight, duty and agents' commission costs by the regional accounting center, which affected accounts payable and costs of products sold. This control deficiency resulted in the restatement of the Company's fiscal 2004 and fiscal 2003 annual consolidated financial statements and the interim condensed consolidated financial statements for quarterly periods ended July 30, 2005, April 30, 2005, and all quarterly periods in the years ended January 29, 2005 and January 31, 2004. Additionally, this control deficiency, until remediated, could result in a misstatement to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. This material weakness continues to exist as of October 29, 2005.

Management of the Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 29, 2005. Based upon this evaluation and as a result of the material weakness discussed above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were not effective as of October 29, 2005. Notwithstanding the material weakness discussed above, the Company's management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

-------------------------------------------

Management's Consideration of the Restatement

In coming to the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of October 29, 2005, management considered the restatement and material weakness described above. In addition, management considered among other things, the restatement related to the death benefits program as disclosed in financial statement Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q. After reviewing and analyzing the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, paragraph 29 of Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and SAB Topic 5F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the death benefits program restatement adjustment did not have a material impact on the consolidated financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the death benefits program restatement adjustment on shareowners' equity was not material to the consolidated financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued consolidated financial statements for the death benefits program adjustment solely because it is already restating previously issued consolidated financial statements for the freight, duty and agents' commission costs adjustment described above, management concluded that the control deficiency that resulted in the death benefits program restatement adjustment did not constitute a material weakness in internal control over financial reporting.

Remediation of Material Weakness

Management took the following steps with respect to the control deficiencies set forth above, prior to the preparation of the October 29, 2005, condensed consolidated financial statements:

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

Although the Company has taken steps to correct the deficiency prior to the preparation of the October 29, 2005 condensed consolidated financial statements, because these changes have not been in effect for multiple quarters, this material weakness continues to exist as of October 29, 2005. Additionally, management is in the process of taking or will take the following steps:

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

The changes in the Company's internal controls over financial reporting described in the preceding paragraph are being implemented subsequent to the quarter ended October 29, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In July 2005, the Company announced a stock repurchase program ("Stock Repurchase Program"). The Board of Directors authorized the Company to repurchase, at the Company's discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75 million for this purpose. During the third quarter of 2005, the Company repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,433. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheet. This program replaces the previous stock repurchase program authorized in September 2000.

                                                                                                       Maximum Number
                                                                            Total Number of           (or Approximate
                                                      Average Price        Shares (or Units)       Dollar Value) of Shares
                                Total Number of          as Paid          Purchased as Part of     (or Units) that May Yet
                               Shares (or Units)        per Share          Publicly Announced        Be Purchased Under
     Fiscal Month                  Purchased            (or Unit)          Plans or Programs        the Plans or Programs
----------------------------  ------------------      --------------       ------------------       ---------------------
August (7/31/05 - 9/3/05)                504,800      $        24.61                  504,800                   2,278,985
September (9/4/05 - 10/1/05)           1,067,200               24.81                1,067,200                   1,211,785
October (10/2/05 - 10/29/05)             646,200               25.57                  646,200                     565,585
                              ------------------      --------------       ------------------       ---------------------
Total                                  2,218,200      $        24.99                2,218,200                     565,585
                              ==================      ==============       ==================       =====================

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

                                Total Number of    Average Price
     Fiscal Month               Shares Purchased   Paid per Share
----------------------          ----------------   --------------
August (7/31/05 - 9/3/05)                    845   $        24.53
September (9/4/05 - 10/1/05)                   -                -
October (10/2/05 - 10/29/05)                   -                -
                                ----------------   --------------
Total                                        845   $        24.53
                                ================   ==============


ITEM 6. EXHIBITS
----------------

         S.E.C. Exhibit
         Reference No.    Description
         --------------   -----------
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