Form 10-K
period 2006-01-28
KELLWOOD CO
filed 2006-03-17
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the fiscal year ended January 28, 2006

                                     OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    ----------------

Commission File Number: 1-7340

                              KELLWOOD COMPANY
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                                      36-2472410
---------------------------------                   ----------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                   Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                   63178
---------------------------------------------------                 ----------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
    Title of each class                        on which registered
    --------------------------------           --------------------------
    Common Stock, par value $0.01              New York Stock Exchange
    Preferred Stock Purchase Rights            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [X]  Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Company estimates that the aggregate market value of the Common Stock held by nonaffiliates on July 30, 2005 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $676,612,780.

At March 4, 2006, Kellwood Company had 25,634,724 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on June 1, 2006 are incorporated in Part III of this Form 10-K.

                                             KELLWOOD COMPANY
                            FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2006
                                            TABLE OF CONTENTS

PART I

       Item 1.    Business..........................................................................3
       Item 1A.   Risk Factors......................................................................6
       Item 1B.   Unresolved Staff Comments........................................................10
       Item 2.    Properties.......................................................................11
       Item 3.    Legal Proceedings................................................................11
       Item 4.    Submission of Matters to a Vote of Security Holders..............................11

PART II

       Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities......................................12
       Item 6.    Selected Financial Data..........................................................13
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..................................................................14
       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................32
       Item 8.    Financial Statements and Supplementary Data......................................34
                    Report of PricewaterhouseCoopers LLP, Independent Registered Public
                      Accounting Firm on Consolidated Financial Statements and
                      on Internal Control over Financial Reporting.................................35
                    Consolidated Statement of Operations...........................................37
                    Consolidated Balance Sheet.....................................................38
                    Consolidated Statement of Cash Flows...........................................39
                    Consolidated Statement of Shareowners' Equity..................................40
                    Notes to Consolidated Financial Statements.....................................41
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure...........................................................70
       Item 9A.   Controls and Procedures..........................................................70
       Item 9B.   Other Information................................................................71

PART III

       Item 10.   Directors and Executive Officers of the Registrant...............................72
       Item 11.   Executive Compensation...........................................................73
       Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters......................................................73
       Item 13.   Certain Relationships and Related Transactions...................................73
       Item 14.   Principal Accounting Fees and Services...........................................73

PART IV

       Item 15.   Exhibits and Financial Statement Schedules.......................................74

SIGNATURES.........................................................................................78

PART I
------

ITEM 1.  BUSINESS
The Company's fiscal year ends on the Saturday nearest January 31. References to the Company's fiscal years represent the following:

      FISCAL YEAR                   REPRESENTS THE 52 WEEKS ENDED
      -----------                   -----------------------------
      2005                          January 28, 2006
      2004                          January 29, 2005
      2003                          January 31, 2004

(a) Kellwood Company and its subsidiaries (the Company) are marketers of apparel and consumer soft goods. The Company specializes in branded as well as private label products, and markets to all channels of distribution with product specific to a particular channel. Most of the Company's products are purchased from foreign contract manufacturers. The Company's Smart Shirts operation, discussed below, manufactures its own products.

Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears. Beginning in 1985, the Company implemented a business strategy to expand its branded label products, broaden its customer base, increase its channels of distribution and further develop its global product sourcing capability. As a result of this strategy, the Company has redirected its focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. The Company's strategy has expanded its branded label products, diversified its customer base, broadened its channels of distribution and further developed its global product sourcing capabilities. Also as part of this strategy, Kellwood has acquired 24 domestic companies or businesses since 1985. The following companies were acquired since 1998:

      COMPANY NAME                                        DATE OF ACQUISITION
      -----------------------------------------           -------------------
      o  Phat Fashions, LLC/Phat Licensing, LLC           February 2004
      o  Briggs New York Corp.                            February 2003
      o  Gerber Childrenswear, Inc.                       June 2002
      o  Group B Clothing Co., Inc.                       December 2000
      o  Romance Du Jour, Inc.                            September 2000
      o  Dorby Frocks, Ltd.                               September 2000
      o  Academy Broadway                                 August 2000
      o  Koret, Inc.                                      April 1999
      o  Fritzi California                                December 1998

These companies are principally marketers of branded apparel. In addition to its domestic acquisitions, in the early 1980's, the Company acquired Smart Shirts Limited (Smart Shirts) of Hong Kong, a leading shirt manufacturer in the Far East. Since its acquisition, Smart Shirts has diversified its manufacturing capabilities from its principal base of Hong Kong to China, Sri Lanka and the Philippines.

(b) The information required by this Item constitutes part of the Company's 2005 Consolidated Financial Statements, under the caption "Industry Segment and Geographic Area Information," in Note 14 to Consolidated Financial Statements, which information is included in Item 8 to this Form 10-K.

(c) The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. These products are manufactured primarily in Asia.

     (i) The Company's divisions are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's four reportable segments. The three major consumer segments are as follows:

            o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. Product lines include blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to specialty stores, department stores and catalog houses. A partial list of such brands owned by the Company are Sag Harbor(R), Koret(R), Dorby(TM), My Michelle(R) and Briggs New York(R). Calvin Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) Dresses and Suits and David Meister(TM) are Women's Sportswear brands sold under licensing agreements. Sales of Women's Sportswear accounted for 60%, 63% and 66% of the Company's consolidated revenue from continuing operations in 2005, 2004 and 2003, respectively.

            o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and tops, Nautica(R), Claiborne(R) and Dockers(R) dress shirts and Phat Farm(R) and Northern Isles(R) sportswear. Sales of Men's Sportswear accounted for 24%, 23% and 18% of the Company's consolidated revenue from continuing operations in 2005, 2004 and 2003, respectively.

            o OTHER SOFT GOODS designs, merchandises and sells infant apparel and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty(R) and Sierra Designs(R) for recreation products and Gerber(R) for infant apparel. Sales of Other Soft Goods accounted for 16%, 14% and 16% of the Company's consolidated revenue from continuing operations in 2005, 2004 and 2003, respectively.

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

            In 2003 and 2004 the Company entered into several major licensing agreements, including Calvin Klein(R) and IZOD(R) for women's sportswear, XOXO(R) for juniors sportswear and dresses and Liz Claiborne(R) for women's dresses and suits. In 2004, the Company acquired Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm(R) and Baby Phat(R) brands. Part of the purchase was Phat's option to buyout the license from the menswear licensee, which the Company exercised shortly after the purchase.

     (iii) The Company purchases finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. The Company has not experienced difficulty in obtaining finished goods or raw materials essential to its business in any of its business segments.

     (iv) The Company is the owner of certain trade names essential to its business. The Company also licenses certain trade names in each of its business segments having various terms, which expire at various times through 2011. Further information about the Company's trade names is set forth in the Company's 2005 Consolidated Financial Statements, under the caption "Industry Segment and Geographic Area Information," in Note 14 to Consolidated Financial Statements, which information is included in Item 8 to this Form 10-K.

     (v) Although the Company's various product lines are sold on a year-round basis, the demand for specific styles is seasonal. Women's Sportswear products are sold prior to each of the retail selling seasons including spring, summer, fall and holiday. Sales of Men's Sportswear and Other Soft Goods are also dependent, although to a lesser extent, on the retail selling season.

     (vi) Consistent with the seasonality of specific product offerings, the Company carries necessary levels of inventory to meet the anticipated delivery requirements of its customers.

     (vii) No customer accounts for more than 10% of the Company's revenues in 2005.

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

     (x) The Company has substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of the Company's products and brands are not available. Kellwood's ability to compete depends principally on styling, service to the retailer, continued high regard for the Company's brands and trade names and price. The Company's competitors include, among others, Jones Apparel Group Inc., Liz Claiborne Inc., V.F. Corporation, Polo Ralph Lauren Corp. and Tommy Hilfiger Corp.

     (xi) The Company has a continuing program for the purpose of improving its production machinery and products, which includes consumer research and advertising programs. The Company is not engaged in any material customer-sponsored research and development programs. The amount spent on research and development activities during 2005, 2004 and 2003 was not material.

     (xii) In the opinion of management, there will be no material effect on the Company resulting from compliance with any federal, state or local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (xiii) At the end of 2005, there were approximately 30,000 people employed by the Company. Substantially all of the work force is non-union, and the Company considers its relations with its employees to be satisfactory.

(d) Except for its Smart Shirts operations in the Men's Sportswear segment, the Company's foreign manufacturing operations and customers are not material. The sales, operating profit and net assets attributable to each segment are set forth under the caption "Industry Segment and Geographic Area Information" in Note 14 to the Consolidated Financial Statements, which information is included in Item 8 to this Form 10-K. Smart Shirts' operations are included in the Men's Sportswear segment and comprise 84% of sales and 85% of net assets from the continuing operations of this segment for 2005; 84% of sales and 87% of net assets from the continuing operations of this segment for 2004; and 100% of sales and 100% of net assets from the continuing operations of this segment for 2003. Almost all of Smart Shirt's net assets are located outside of the United States. Almost all of Smart Shirt's sales were in the United States in 2005, 2004 and 2003. The risk attendant to the Company's Smart Shirts operations is believed to be slightly greater than that of domestic operations primarily due to uncertainty resulting from the elimination of China quota in 2005 and the subsequent temporary imposition of safeguard provisions, foreign currency risk, risk associated with operating in multiple foreign countries and political risk. Diversification of Smart Shirts' manufacturing capacity to various countries helps to mitigate these risks.

Because approximately 78% of the Company's products are sourced from contract manufacturers, primarily in the Eastern Hemisphere, in 2002 the Company established Kellwood Trading Limited (KTL), a Far Eastern sourcing infrastructure based in Hong Kong. KTL provides sourcing only to Kellwood divisions. KTL does not have significant assets.

(e) Kellwood Company maintains a company website at www.kellwood.com. The Company makes available, free of charge through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Information relating to corporate governance at the Company, including the Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and corporate governance guidelines, is available at the Company's website within the "Corporate Profile" section, under the caption "Corporate Governance" and is also available in print to any shareowner who requests it.

ITEM 1A.  RISK FACTORS
The Company's financial condition and performance are subject to various risks and uncertainties, including the risk factors described below. The Company may amend or supplement the risk factors from time to time by other reports that are filed with the SEC in the future.

Risks Related to the Company
----------------------------
INTENSE COMPETITION IN THE APPAREL INDUSTRY COULD REDUCE THE COMPANY'S SALES AND PROFITABILITY.

As an apparel company, the Company faces competition on many fronts including the following:

     o   establishing and maintaining favorable brand recognition;

     o   developing products that appeal to consumers;

     o   pricing products appropriately; and

     o   obtaining access to and sufficient floor space in retail outlets.

Competition in the apparel industry is intense and is dominated by a number of very large brands, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than the Company does. The competitive responses encountered from these larger, more established apparel companies may be more aggressive and comprehensive than anticipated and the Company may not be able to compete effectively. The aggressive and competitive nature of the apparel industry may result in lower prices for the Company's products and decreased gross profit margins, either of which may materially adversely affect sales and profitability.

THE COMPANY'S BUSINESS WILL SUFFER IF IT FAILS TO CONTINUALLY ANTICIPATE FASHION TRENDS AND CUSTOMER TASTES.

Customer tastes and fashion trends can change rapidly. The Company may not be able to anticipate, gauge or respond to these changes within a timely manner. If the Company misjudges the market for products or product groups or if it fails to identify and respond appropriately to changing consumer demands and fashion trends, it may be faced with unsold finished goods inventory, which could materially adversely affect expected operating results and decrease sales, gross margins and profitability.

The apparel industry has relatively long lead times for the design and production of products. Consequently, the Company must in some cases commit to production in advance of orders based on forecasts of customer and consumer demand. If the Company fails to forecast demand accurately, it may under-produce or over-produce a product and encounter difficulty in filling customer orders or in liquidating excess inventory. Additionally, if the Company over-produces a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require retrospective price adjustments. These outcomes could have a material adverse effect on sales and brand image and seriously affect sales and profitability.

THE COMPANY'S REVENUES AND PROFITS ARE SENSITIVE TO CONSUMER CONFIDENCE AND SPENDING PATTERNS.

The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact the Company's business overall and specifically sales, gross margins and profitability. The success of the Company's operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs, etc.), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where the Company's products are sold. Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers' use of credit. In addition, war, terrorist activity or the threat of war and terrorist activity may adversely affect consumer spending, and thereby have a material adverse effect on the Company's financial condition and results of operations.

THE CONCENTRATION OF THE COMPANY'S CUSTOMERS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The Company's twenty largest customers accounted for approximately 73% of sales in fiscal 2005, with the largest customer accounting for 9% of total fiscal 2005 sales. The Company does not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis and are subject to certain rights of cancellation and rescheduling by the customer.

A decision by any of the Company's major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from the Company, or to change their manner of doing business with the Company, could substantially reduce revenues and materially adversely affect the Company's profitability.

CONSOLIDATION AND CHANGE IN THE RETAIL INDUSTRY MAY ELIMINATE EXISTING OR POTENTIAL CUSTOMERS.

A number of apparel retailers have experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. During past years, various apparel retailers, including some of the Company's customers, have experienced financial problems that have increased the risk of extending credit to those retailers. Financial problems with respect to any of the Company's customers could cause it to reduce or discontinue business with those customers or require it to assume more credit risk relating to those customers' receivables, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

There has been and continues to be merger, acquisition and consolidation activity in the retail industry. Future consolidation could reduce the number of the Company's customers and potential customers. A smaller market for the Company's products could have a material adverse impact on its business and results of operations. In addition, it is possible that the larger customers, which result from mergers or consolidations, could decide to perform many of the services that the Company currently provides. If that were to occur, it could cause the Company's business to suffer.

With increased consolidation in the retail industry, the Company is increasingly dependent upon key retailers whose bargaining strength and share of the Company's business is growing. Accordingly, the Company faces greater pressure from these customers to provide more favorable trade terms. The Company could be negatively affected by changes in the policies or negotiating positions of its customers. The Company's inability to develop satisfactory programs and systems to satisfy these customers could adversely affect operating results in any reporting period.

LOSS OF KEY PERSONNEL COULD DISRUPT THE COMPANY'S OPERATIONS.

The Company's continued success is dependent on the ability to attract, retain and motivate qualified management, administrative and sales personnel to support existing operations and future growth. Competition for qualified personnel in the apparel industry is intense and the Company competes for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management, or the inability to attract and retain other qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

THE EXTENT OF THE COMPANY'S FOREIGN SOURCING AND MANUFACTURING MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

For fiscal 2005, approximately 93% of the Company's products were manufactured outside the United States. As a result of the magnitude of the Company's foreign sourcing and manufacturing, its business is subject to the following risks:

     o uncertainty caused by the elimination of import quotas in China. Such quotas have been replaced by safeguard provisions that continue to provide limits on importation of apparel on China. The operation and effects of these safeguard provisions are uncertain and could result in delays in imports and supplies. As a result, the Company will have to monitor and manage the Company's sourcing of products and develop alternative sourcing plans, if necessary, to alleviate the impact of any anticipated impact of safeguard provisions;

     o political and economic instability in countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

     o imposition of regulations and quotas relating to imports, including quotas imposed by bilateral textile agreements between the United States and foreign countries;

     o   imposition of duties, taxes and other charges on imports;

     o significant fluctuation of the value of the dollar against foreign currencies;

     o   restrictions on the transfer of funds to or from foreign countries;

     o political instability, military conflict, or terrorism involving the United States, or any of the many countries where the Company's products are manufactured, which could cause a delay in transportation, or an increase in transportation costs of raw materials or finished product;

     o disease epidemics and health related concerns, such as SARS or the mad cow or hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

     o reduced manufacturing flexibility because of geographic distance between the Company and its foreign manufacturers, increasing the risk that the Company may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and

     o violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent the Company from selling or manufacturing products in any significant international market, prevent the Company from acquiring products from foreign suppliers, or significantly increase the cost of the Company's products, its operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact the Company's business.

THE SUCCESS OF THE COMPANY'S LICENSES DEPENDS ON THE VALUE OF THE LICENSED
BRANDS.

Many of the Company's products are produced under license agreements with third parties. Similarly, the Company licenses some of its brand names to other companies. The Company's success depends on the value of the brands and trademarks that it licenses and sells. Brands that the Company licenses from third parties are integral to its business as is the implementation of its strategies for growing and expanding these brands and trademarks. The Company markets some of its products under the names and brands of recognized designers. The Company's sales of these products could decline if any of those designer's images or reputations were to be negatively impacted. Additionally, the Company relies on continued good relationships with both licensees and licensors, of certain trademarks and brand names. Adverse actions by any of these third parties could damage the brand equity associated with these trademarks and brands, which could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S PROFITABILITY AND EARNINGS COULD BE NEGATIVELY AFFECTED IF SALES OF CERTAIN PRODUCTS ARE NOT SUFFICIENT TO OFFSET THE MINIMUM ROYALTY PAYMENTS IT MUST PAY WITH RESPECT TO THESE PRODUCTS.

Many of the license agreements the Company has require significant minimum royalty payments. The Company's ability to generate sufficient sales and profitability to cover these minimum royalty requirements is not guaranteed and if sales of such products are not sufficient to generate these minimum payments, it could have a material adverse effect on the Company's business, results of operations and financial conditions.

THE COMPANY'S COMPETITIVE POSITION COULD SUFFER, IF ITS INTELLECTUAL PROPERTY RIGHTS ARE NOT PROTECTED.

The Company believes that its trademarks, patents, technologies and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, the Company's ownership of its intellectual property. The Company is susceptible to others imitating its products and infringing its intellectual property rights. The Company's licensing agreements with more recognized designers may cause it to be more susceptible to infringement of its intellectual property rights, as some of the Company's brands enjoy significant worldwide consumer recognition and generally higher pricing thus creating additional incentive for counterfeiters and infringers. Imitation or counterfeiting of the Company's products or infringement of its intellectual property rights could diminish the value of its brands or otherwise adversely affect its revenues. The Company cannot assure the reader that the actions it has taken to establish and protect its trademarks and other intellectual property rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of its products as a violation of the trademarks and intellectual property rights of others. In addition, the Company cannot assure the reader that others will not assert rights in, or ownership of, its trademarks and other intellectual property rights or in similar marks or marks that the Company licenses and/or markets or that it will be able to successfully resolve these conflicts to the Company's satisfaction. The Company may need to resort to litigation to enforce its intellectual property rights, which could result in substantial costs and diversion of resources.

FLUCTUATIONS IN THE PRICE, AVAILABILITY AND QUALITY OF RAW MATERIALS COULD CAUSE DELAYS AND INCREASE COSTS.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used in the Company's manufactured apparel could have a material adverse effect on cost of sales or its ability to meet customer demands. The prices for fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of the raw materials and, in turn, the fabrics used in the Company's apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns and changes in oil prices. The Company may not be able to pass higher raw materials prices and related transportation costs on to its customers.

THE COMPANY'S RELIANCE ON INDEPENDENT MANUFACTURERS COULD CAUSE DELAYS AND DAMAGE CUSTOMER RELATIONSHIPS.

The Company uses independent manufacturers to assemble or produce a substantial portion of its products. The Company is dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. The Company generally does not have long-term contracts with any independent manufacturers. Alternative manufacturers, if available, may not be able to provide the Company with products or services of a comparable quality, at an acceptable price or on a timely basis. There can be no assurance that there will not be a disruption in the supply of the Company's products from independent manufacturers or, in the event of a disruption, that it would be able to substitute suitable alternative manufacturers in a timely manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on the Company's business, results of operations and financial condition.

Additionally, the Company requires its manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The Company also sometimes imposes upon its business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and the Company's staff periodically visits and monitors the operations of its independent manufacturers to determine compliance. However, the Company does not control its independent manufacturers or their labor and other business practices. If one of the Company's manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products could be interrupted, orders could be cancelled, relationships could be terminated and the Company's reputation could be damaged. Any of these events could have a material adverse effect on the Company's revenues and, consequently, its results of operations.

ACQUISITIONS HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF THE COMPANY'S PAST SALES GROWTH AND IT MAY NOT FIND SUITABLE ACQUISITION CANDIDATES IN THE FUTURE.

Acquisitions have accounted for a significant portion of the Company's sales growth in the past, and it expects to continue to generate a significant portion of its sales growth through acquisitions in the future. The Company's sales growth may be adversely affected if it is unable to find suitable acquisition candidates at reasonable prices, it is not successful in integrating any acquired businesses in a timely manner, or such acquisitions do not achieve anticipated results. In addition, future acquisitions could use substantial portions of the Company's available cash for all or a portion of the purchase price. The Company could also issue additional securities as consideration for these acquisitions, which could cause its stockholders to suffer significant dilution.

ACQUISITIONS MAY CREATE TRANSITIONAL CHALLENGES.

The Company's business strategy includes growth through strategic acquisitions. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and the Company's ability to quickly resolve challenges associated with integrating these acquired businesses into its existing business. These challenges include:

     o integration of product lines, sales forces and manufacturing facilities;

     o decisions regarding divestitures, inventory write-offs and other charges;

     o employee turnover, including key management and creative personnel of the acquired businesses;

     o   disruption in product cycles;

     o   loss of sales momentum;

     o maintenance of acceptable standards, controls, procedures and policies;

     o potential disruption of ongoing business and distraction of management;

     o impairment of relationships with employees and customers, as a result of integrating new personnel;

     o inability to maintain relationships with customers of the acquired business;

     o   failure to achieve the expected benefits of the acquisition;

     o   expenses of the acquisition; and

     o potential unknown liabilities and unanticipated expenses associated with the acquired businesses.


SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DELAY, DEFER OR PREVENT A CHANGE IN CONTROL THAT THE COMPANY'S STOCKHOLDERS MIGHT CONSIDER TO BE IN THEIR BEST INTERESTS.

The Company is subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits "business combinations" between a publicly-held Delaware corporation and an "interested stockholder" which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock during the three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control of the Company that its stockholders might consider to be in their best interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At January 28, 2006, the Company operated 35 distribution or production facilities worldwide. The Company's operating facilities are primarily owned or leased under operating leases that generally contain renewal options. The Company leases its corporate office space in St. Louis County, Missouri and New York City, as well as showrooms and division office space, a substantial portion of which is in New York City.

WOMEN'S SPORTSWEAR
This segment currently operates eight warehousing and distribution centers totaling approximately 2.2 million square feet including:

     o A 533,000 square foot warehouse and distribution center in the Los Angeles area;
     o A multi-tiered 880,000 square foot warehouse and distribution center in Trenton, Tennessee; and
     o A 400,000 square foot warehouse and distribution center in Chico, California.

These facilities serve multiple divisions, thereby generating economies of scale in warehousing and distribution activities.

Three facilities totaling approximately 558,000 square feet were closed during February 2006 as part of the 2005 Restructuring Plan, as further discussed in Note 2 to Consolidated Financial Statements.

MEN'S SPORTSWEAR
This segment currently operates one warehouse and distribution center and 13 manufacturing facilities totaling approximately 1.35 million square feet. All of these facilities relate to the Company's Smart Shirts subsidiary. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Philippines and China.

Additionally, this segment shares the warehousing and distribution center in Trenton, Tennessee with the Women's Sportswear segment.

OTHER SOFT GOODS
This segment operates:

     o Four domestic warehousing and distribution facilities and one warehousing and distribution facility in Canada totaling approximately 746,000 square feet;
     o One manufacturing facility totaling approximately 71,000 square feet located in the Dominican Republic; and
     o Two domestic warehousing and distribution facilities totaling approximately 211,000 square feet to support the buyer of the Biflex intimate apparel business.

Operations ceased at two facilities totaling approximately 100,000 square feet as of January 28, 2006. These facilities were fully closed during February and March of 2006 as part of the 2005 Restructuring Plan, as further discussed in Note 2 to Consolidated Financial Statements.

In management's opinion, the Company's current facilities generally are well maintained and provide adequate capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of businesses and facilities to meet the needs of the changing markets it serves and to reflect the international business environment.

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

PART II
-------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA

                                           2005                                        2004
                              -----------------------------               ------------------------------
                                Stock Price       Dividends                 Stock Price        Dividends
                               High      Low        Paid                   High      Low         Paid
                              ------    ------    ---------               ------    ------     ---------

First Quarter                 $30.55    $24.88      $0.16                 $43.60    $37.47      $0.16
Second Quarter                 28.42     23.75       0.16                  45.10     36.88       0.16
Third Quarter                  26.11     21.94       0.16                  41.13     31.32       0.16
Fourth Quarter                 24.84     21.83       0.16                  36.17     28.00       0.16

Common stock of Kellwood Company is traded on the New York Stock Exchange, ticker symbol KWD. At March 4, 2006, there were approximately 2,734 shareowners of record.

In July 2005, the Company announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized the Company to repurchase, at the Company's discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000,000 for this purpose. During fiscal year 2005, the Company repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430,070. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Consolidated Balance Sheet.

                                                                                                  Maximum Number
                                                                          Total Number of         (or Approximate
                                                     Average Price       Shares (or Units)    Dollar Value) of Shares
                                Total Number of         as Paid        Purchased as Part of   (or Units) that May Yet
                               Shares (or Units)       per Share        Publicly Announced       Be Purchased Under
         Fiscal Month              Purchased           (or Unit)        Plans or Programs      the Plans or Programs
-----------------------------  -----------------     -------------     --------------------   -----------------------
November (10/30/05-12/3/05)                    -     $           -                        -                   565,585
December (12/4/05-12/31/05)                    -                 -                        -                   565,585
January (1/1/06-1/28/06)                       -                 -                        -                   565,585
                               -----------------     -------------     --------------------   -----------------------
Total                                          -     $           -                        -                   565,585
                               =================     =============     ====================   =======================


The Company has two stock option plans (one for employees and one for non-employee directors) and a corporate development incentive plan, all of which are publicly announced plans. Under these plans, the Company can repurchase previously owned shares from employees to cover the exercise price of the options or employee tax liabilities. The table below summarizes stock repurchases under these programs for the fourth quarter of 2005.

                         Total Number of         Average Price
       Period           Shares Purchased        Paid per Share
-------------------     ----------------        --------------
10/30/05 - 12/3/05                   415        $        22.19
12/4/05 - 12/31/05                     -                     -
01/1/06 - 01/28/06                     -                     -
                        ----------------        --------------
Total                                415        $        22.19
                        ================        ==============

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data below for the last five fiscal years presents consolidated financial information of Kellwood Company and subsidiaries and have been derived from the Company's audited consolidated financial statements (dollars in thousands, except per share data).


                                            2005(4)          2004            2003       2002(1),(2)       2001
                                          ----------      ----------      ----------    -----------     ---------

Fiscal year ended                          1/28/2006       1/29/2005       1/31/2004     2/1/2003        2/2/2002

Net sales                                 $2,062,144      $2,199,976      $1,970,985    $1,743,840      $1,802,253

Net earnings from
   continuing operations                      23,103          64,387          67,847        37,707          40,699
Net (loss) earnings from
   discontinued operations (3), (5)          (61,516)          1,949            (456)        4,303          (2,969)
                                          ----------      ----------      ----------    ----------      ----------
Net (loss) earnings                       $  (38,413)     $   66,336      $   67,391    $   42,010      $   37,730
                                          ==========      ==========      ==========    ==========      ==========

Earnings (loss) per share:
   Basic:
     Continuing operations                $     0.86           $2.34           $2.56         $1.53           $1.79
     Discontinued operations (3), (5)          (2.28)           0.07           (0.02)         0.18           (0.13)
                                          ----------      ----------      ----------    ----------      ----------
     Net (loss) earnings                  $    (1.42)     $     2.41      $     2.54         $1.71           $1.66
                                          ==========      ==========      ==========    ==========      ==========
   Diluted:
     Continuing operations                $     0.85           $2.30           $2.50         $1.52           $1.78
     Discontinued operations (3), (5)          (2.27)           0.07           (0.02)         0.17           (0.13)
                                          ----------      ----------      ----------    ----------      ----------
     Net (loss) earnings                  $    (1.42)     $     2.37      $     2.49         $1.69           $1.65
                                          ==========      ==========      ==========    ==========      ==========

Cash dividends declared per share         $     0.64           $0.64           $0.64         $0.64           $0.64

Cash                                         432,825         261,009         178,678       209,516          68,721
Working capital                              689,238         720,909         581,001       591,680         539,828
Total assets                               1,513,646       1,579,892       1,292,074     1,254,579       1,044,424

Long-term debt                               494,806         469,657         271,877       278,115         307,869
Short-term debt                               13,571             149           2,743        26,596          18,811
Total debt                                   508,377         469,806         274,620       304,711         326,680

Shareowners' Equity                          609,367         713,524         639,688       559,119         456,699
Equity per Share                               22.49           25.45           23.60         22.48           19.93

(1) During 2002, the Company made the decision to implement realignment actions. These actions decreased 2002 earnings by $14,083 before tax ($9,112 after tax) or $0.37 per basic share ($0.37 per diluted share).

(2) Pursuant to Statement of Financial Accounting Standards No. 142, the Company adopted new accounting for goodwill beginning in 2002. Under this new accounting, goodwill is no longer amortized.

(3) During fiscal 2003, the Company discontinued its True Beauty by Emme(R) operations and sold its domestic and European Hosiery operations. As such, these operations have been reflected as discontinued operations for all periods presented.

(4) During 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan). The costs associated with the 2005 Restructuring Plan decreased net earnings (loss) from continuing operations and net earnings
(loss) from discontinued operations for the fiscal year ended January 28, 2006 by $50,366 ($35,508 after tax) or $1.32 per basic share ($1.31 per diluted share) and $71,948 ($50,508 after tax) or $1.87 per basic share ($1.86 per diluted share), respectively. Of the total costs mentioned above for continuing operations, $2,450 ($1,727 after tax) was a decrease to net sales. See Note 2 to Consolidated Financial Statements for further information.

(5) During fiscal 2005, the Company discontinued its Kellwood New England, several labels at its Oakland Operation, Private Label Menswear operations and Intimate Apparel, as part of the 2005 Restructuring Plan. As such, these operations have been reflected as discontinued operations for all periods presented. See Note 2 to Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The Company's internal reporting utilizes net earnings, earnings per share and gross profit excluding the impairment, restructuring and related non-recurring charges and the tax benefit from repatriation discussed below. Such items excluding the impairment, restructuring and related non-recurring charges and the income tax benefit from repatriation are referred to as ongoing. Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges and benefits, which were infrequent and non-recurring. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the impairment, restructuring and related non-recurring charges. The ongoing amounts that exclude the impairment, restructuring and related non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

2005 RESTRUCTURING PLAN
During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company's corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company's business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company's Chief Executive Officer who was named to that position during the second quarter. The strategic reassessment focused on the Company's businesses that had experienced profitability issues and considered the alignment of the businesses with the Company's refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and the Company's retail customers.

Under the 2005 Restructuring Plan, the Company:

     o Sold the Biflex and Dotti operations and shut down the remaining operations making up its Kellwood Intimate Apparel Group (Intimate Apparel) division;
     o Sold the David Brooks operation and shut down the remaining operations making up its Kellwood New England division;
     o Shut down its Private Label Menswear (which does not include the Company's Smart Shirts subsidiary) division;
     o Restructured its Oakland Operation by exiting several labels to better focus on developing the Koret brand; and
     o Made organization and support infrastructure changes for certain ongoing divisions and reviewed assumptions regarding future profitability and their effect on the realizability of fixed and intangible assets of certain brands, labels and operations.

The results of operations and impairment, restructuring and related non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net loss from discontinued operations and are not significant. See Note 4 to Consolidated Financial Statements for further information on the operating results and financial position of the discontinued businesses.

Costs associated with the 2005 Restructuring Plan include impairment of intangible assets, inventory and purchase commitment reserves, contractual obligations, employee severance and termination benefits, fixed asset impairment and sales allowances. The total cost of these actions is expected to be approximately $155,000 before tax ($110,000 after tax or $4.06 per diluted share). Of this amount, $122,314 before tax ($86,016 after tax or $3.17 per diluted share) was recorded in 2005. The remaining amounts will be charged in 2006 and later years as required by Generally Accepted Accounting Principles.

The reduction in the total expected cost of the 2005 Restructuring Plan from the original estimate of $225,000 before tax ($155,000 after tax or $5.51 per diluted share) to the current estimate of $155,000 before tax ($110,000 after tax or $4.06 per diluted share) is due to a number of factors:

     o Much better than anticipated sales to existing customers without significant order cancellations or price concessions resulted in realization of inventory at higher than expected amounts;

     o The sales of the assets of Biflex, Dotti and David Brooks resulted in realization of inventory at higher than expected amounts;

     o New York office relocations, success in subleasing and assumptions by asset buyers were all better than anticipated, resulting in lower lease obligation costs;

     o Hiring of associates by the buyers of assets and attrition were better than planned, resulting in lower severance costs; and

     o Customer markdown support and chargebacks did not materialize at higher than normal levels to the extent anticipated.

The following table summarizes the total costs associated with the 2005 Restructuring Plan in 2005 and in 2006 and later for continuing and discontinued operations.

                                Continuing Operations          Discontinued Operations                   Total
                           ------------------------------   -----------------------------    ------------------------------
                               Pretax         After tax         Pretax         After tax        Pretax         After tax
                           --------------  --------------   --------------  --------------   --------------  --------------
2005                       $       50,366  $       35,508   $       71,948  $       50,508   $      122,314  $       86,016
2006 and later                     28,517          20,926            4,169           3,058           32,686          23,984
                           --------------  --------------   --------------  --------------   --------------  --------------
Total                      $       78,883  $       56,434   $       76,117  $       53,566   $      155,000  $      110,000
                           ==============  ==============   ==============  ==============   ==============  ==============

The impact of the actions in connection with the 2005 Restructuring Plan on the Company's reportable segments (before tax) is as follows:

                               Continuing Operations          Discontinued Operations                 Total
                           ------------------------------  -----------------------------  ------------------------------
                                              Provision                       Provision                      Provision
                                Total          through          Total          through         Total          through
                              Expected       January 28,      Expected       January 28,     Expected       January 28,
                                Cost            2006            Cost            2006           Cost            2006
                           --------------  --------------  --------------  -------------  --------------  --------------
Women's Sportswear         $       40,101  $       15,676  $       21,369  $      20,769  $       61,470  $       36,445
Men's Sportswear                        -               -          14,545         12,848          14,545          12,848
Other Soft Goods                    1,068             676          34,823         34,033          35,891          34,709
General Corporate                  37,714          34,014           5,380          4,298          43,094          38,312
                           --------------  --------------  --------------  -------------  --------------  --------------
   Total                   $       78,883  $       50,366  $       76,117  $      71,948  $      155,000  $      122,314
                           ==============  ==============  ==============  =============  ==============  ==============

Total cash outlays related to the 2005 Restructuring Plan are expected to be $20,000, net of tax benefits. Actions taken under the 2005 Restructuring Plan were substantially complete at the end of 2005.

In 2005, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                                     Fiscal Year Ended January 28, 2006
                                            -------------------------------------------------------
                                               Continuing        Discontinued
                                               Operations         Operations             Total
                                            ---------------     ---------------     ---------------
Net sales                                   $         2,450     $         2,266     $         4,716
Cost of products sold                                 5,575              11,751              17,326
Restructuring and other
   non-recurring charges                              9,582              33,000              42,582
Impairment of goodwill
   and intangible assets                             30,909              18,657              49,566
Fixed asset impairment                                1,850               6,274               8,124
                                            ---------------     ---------------     ---------------
Total pretax cost                           $        50,366     $        71,948     $       122,314
                                            ===============     ===============     ===============
Total after tax cost                        $        35,508     $        50,508     $        86,016
                                            ===============     ===============     ===============
Diluted loss per share                      $          1.31     $          1.86     $          3.17
                                            ===============     ===============     ===============

                                     15

The major components of the impairment, restructuring and related non-recurring charges and the activity through January 28, 2006 included in continuing operations were as follows:

                                           2005           2005            2005        Accrual as of
                                         Provision      Reversals     Utilization   January 28, 2006
                                       -------------  -------------  -------------  ----------------
Inventory and Purchase
   Commitment Reserves                 $       7,602  $      (2,027) $      (2,865)   $       2,710
Fixed Asset Impairment                         2,152           (302)        (1,850)               -
Sales Allowances                               2,450              -         (2,400)              50
Contractual Obligations                        9,247           (451)        (5,246)           3,550
Employee Severance and
   Termination Benefits                          786              -           (266)             520
Impairment of Intangible Assets               30,909              -        (30,909)               -
                                       -------------  -------------  -------------    -------------
Total                                  $      53,146  $      (2,780) $     (43,536)   $       6,830
                                       =============  =============  =============    =============

The major components of the impairment, restructuring and related non-recurring charges and the activity through January 28, 2006 included in discontinued operations were as follows:

                                           2005           2005            2005        Accrual as of
                                         Provision      Reversals     Utilization   January 28, 2006
                                       -------------  -------------  -------------  ----------------
Inventory and Purchase
   Commitment Reserves                 $      54,651  $     (42,900) $     (10,478)   $       1,273
Fixed Asset Impairment                         8,575         (2,301)        (6,274)               -
Sales Allowances                               5,110         (2,844)             -            2,266
Contractual Obligations                       21,219         (1,901)        (9,011)          10,307
Employee Severance and
   Termination Benefits                       13,682              -         (3,899)           9,783
Impairment of Intangible Assets               18,657              -        (18,657)               -
                                       -------------  -------------  -------------    -------------
Total                                  $     121,894  $     (49,946) $     (48,319)   $      23,629
                                       =============  =============  =============    =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Impairment includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values less cost to sell. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for discontinued businesses, as a direct result of the discontinuance plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,500 employees. See Note 5 to Consolidated Financial Statements for more information on the Impairment of Intangible Assets.

The change in estimate related to reversals of amounts originally provided for non-recurring inventory and purchase commitment reserves as part of discontinued operations resulted primarily from much better than anticipated sales to existing customers without significant order cancellations or price concessions. Additionally, the sales of the assets of Biflex, Dotti and David Brooks resulted in realization of inventory at close to its carrying value.

DISCONTINUED OPERATIONS
Related to the Company's 2005 Restructuring Plan, as discussed in the previous section and in Note 2 to Consolidated Financial Statements, the Company's Private Label Menswear (which does not include the Company's Smart Shirts subsidiary) and several labels at its Oakland Operation were discontinued during the fourth quarter of 2005. During the third quarter of 2005, the Company's Intimate Apparel and Kellwood New England operations became discontinued. Prior to being classified as discontinued, Kellwood New England and the labels at the Oakland Operation were included in the Women's Sportswear segment, the Private Label Menswear operations were included in the Men's Sportswear segment, and Intimate Apparel was included in the Other Soft Goods segment.

During the fourth quarter of 2003, the Company discontinued its True Beauty by Emme(R) (True Beauty) operations. This included the termination of the related license agreement. Prior to being classified as discontinued, True Beauty was included in the Women's Sportswear segment.

During the third quarter of 2003, the Company finalized an agreement to sell its domestic and European hosiery (Hosiery) operations for $7,500 plus reimbursement of $2,800 for costs incurred by the Company in connection with the closure of certain facilities. As such, the operations of the Hosiery business were discontinued. The restructuring charges associated with the Hosiery operations were accrued in the opening balance sheet in connection with the Gerber acquisition. Adjustments to such estimates were offset to goodwill in 2003 and 2004 causing no impact to earnings. Prior to being classified as discontinued, the Hosiery operations were included in the Men's Sportswear segment.

The results of operations and impairment, restructuring and related non-recurring charges for the discontinued businesses (as discussed in Note 2 to Consolidated Financial Statements) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued businesses are segregated in the Company's Consolidated Balance Sheet.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2 to Consolidated Financial Statements, are as follows:

                                                              Fiscal Year
                                            ------------------------------------------------
                                                  2005            2004             2003
                                            ---------------  --------------  ---------------
Net sales                                   $       289,254  $      355,729  $       426,619
                                            ===============  ==============  ===============
Impairment, restructuring and related
  non-recurring charges                     $        57,931  $            -  $             -
                                            ===============  ==============  ===============
(Loss) earnings before income taxes                 (89,040)          3,422          (10,698)
Income taxes                                        (27,524)          1,473          (10,242)
                                            ---------------  --------------  ---------------
Net (loss) earnings                         $       (61,516) $        1,949  $          (456)
                                            ===============  ==============  ===============

The 2005 income tax rate of 30.9% for discontinued operations differs from the Company's overall tax rate due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan. The 2004 income tax rate of 43.1% for discontinued operations differs from the Company's overall 2004 tax rate due to foreign losses for which no benefit will be obtained. Additionally, in connection with the sale of the Hosiery business in 2003, an after-tax gain of approximately $2,580 was recorded and included in discontinued operations. The income tax benefit recognized in 2003 includes the benefit from a higher tax basis in the Hosiery operation's assets than that recorded for book purposes.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                                  2005             2004
                                                             --------------  ---------------
Cash                                                         $          241  $           385
Receivables, net                                                     27,032           71,036
Inventories                                                           2,113           61,744
Current deferred taxes and prepaid expenses                          33,289            5,838
                                                             --------------  ---------------
Current assets of discontinued operations                    $       62,675  $       139,003
                                                             ==============  ===============

Property, plant and equipment, net                           $           85  $         6,207
Intangible assets, net                                                    -           10,361
Goodwill                                                                  -            9,234
Other assets                                                            804            1,881
                                                             --------------  ---------------
Long-term assets of discontinued operations                  $          889  $        27,683
                                                             ==============  ===============

Accounts payable                                             $        7,779  $        24,815
Accrued liabilities                                                  23,109            6,887
                                                             --------------  ---------------
Current liabilities of discontinued operations               $       30,888  $        31,702
                                                             ==============  ===============

The Company retained the accounts receivable for the operations that were sold. Inventory amounts in 2005 are for product that could not be liquidated in 2005 but which has been substantially liquidated in February 2006. The accrued liabilities represent charges taken in connection with the 2005 Restructuring Plan that have not yet been paid.

FISCAL 2005 VS. 2004
--------------------
Summarized comparative financial data for continuing operations for fiscal 2005 and 2004 are as follows (percentages are calculated based on actual data, and columns may not add due to rounding):

                                                 Amounts                   % change                 % of Sales
                                         2005               2004           2004-2005           2005             2004
                                    --------------    ---------------   ---------------   --------------   --------------

Net sales                           $    2,062,144    $     2,199,976            (6.3%)           100.0%           100.0%
Cost of products sold                    1,637,433          1,720,810            (4.8%)            79.4%            78.2%
                                    --------------    ---------------   -------------    --------------   --------------
Gross profit                               424,711            479,166           (11.4%)            20.6%            21.8%
SG&A                                       333,082            346,410            (3.8%)            16.2%            15.7%
                                    --------------    ---------------   -------------    --------------   --------------
Operating earnings before
   amortization and impairment,
   restructuring and related non-
   recurring charges (1)                    91,629            132,756           (31.0%)             4.4%             6.0%
Amortization of intangibles                 10,685             11,804            (9.5%)             0.5%             0.5%
Impairment, restructuring and
   related non-recurring charges            42,341                  -           100.0%              2.1%             0.0%
                                    --------------    ---------------   -------------    --------------   --------------
Operating earnings                          38,603            120,952           (68.1%)             1.9%             5.5%
Interest expense, net                       23,240             25,860           (10.1%)             1.1%             1.2%
Other (income) and expense, net             (1,346)            (2,126)          (36.7%)            (0.1%)           (0.1%)
                                    --------------    ---------------   -------------    --------------   --------------
Earnings before taxes                       16,709             97,218           (82.8%)             0.8%             4.4%
Income taxes                                (6,394)            32,831          (119.5%)            (0.3%)            1.5%
                                    --------------    ---------------   -------------    --------------   --------------
Net earnings from
   continuing operations            $       23,103    $        64,387           (64.1%)             1.1%             2.9%
                                    ==============    ===============   =============    ==============   ==============
Effective tax rate                           (38.3%)             33.8%
                                    ==============    ===============

(1) Operating earnings before amortization and impairment, restructuring and related non-recurring charges is a non-GAAP measure that differs from operating earnings in that it excludes amortization of intangibles and impairment, restructuring and related non-recurring charges. Operating earnings before amortization and impairment, restructuring and related non-recurring charges should not be considered as an alternative to operating earnings. Operating earnings before amortization and impairment, restructuring and related non-recurring charges is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's divisions and segments. Management believes the comparison of operating earnings before amortization and impairment, restructuring and related non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and related non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating earnings before amortization and impairment, restructuring and related non-recurring charges may not be comparable to any similarly titled measure used by another company.

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS: The following table provides operating results for continuing operations for the fiscal years ended January 28, 2006 and January 29, 2005 (amounts based on actual data, therefore columns/rows may not add due to rounding). The table provides non-GAAP operating results for fiscal year ended January 28, 2006 for ongoing operations, impairment, restructuring and related non-recurring charges and the income tax benefit from repatriation separately, which reconciles to the results for the consolidated Company as presented in the Consolidated Financial Statements. The non-GAAP results of operations for the ongoing operations are presented separately from impairment, restructuring and related non-recurring charges and the income tax benefit from repatriation in order to enhance the user's overall understanding of the Company's current financial performance. The Company believes the non-GAAP adjusted operating results provide useful information to both management and investors by excluding unusual and non-recurring benefits and expenses that the Company believes are not indicative of the Company's core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The operating results for the 2004 fiscal year ended January 29, 2005 do not include impairment, restructuring and related non-recurring charges or the income tax benefit from repatriation. The following reconciliation and analysis is for continuing operations only.

                                                                2005
                               --------------------------------------------------------------------
                                                   Impairment,
                                                  restructuring
                                                   and related
                                                  non-recurring     Repatriation          Total
                                   Ongoing           charges         tax benefit       Continuing           2004
                               ---------------   ---------------   --------------   ---------------   ---------------

Net sales                      $     2,064,594   $        (2,450)  $            -   $     2,062,144   $     2,199,976
Cost of products sold                1,631,858             5,575                -         1,637,433         1,720,810
SG&A                                   333,082                 -                -           333,082           346,410
Amortization of intangibles             10,685                 -                -            10,685            11,804
Impairment, restructuring
   and related non-recurring
   charges                                   -            42,341                -            42,341                 -
Interest expense, net                   23,240                 -                -            23,240            25,860
Other (income) and
   expense, net                         (1,346)                -                -            (1,346)           (2,126)
                               ---------------   ---------------   --------------   ---------------   ---------------
Earnings (loss) before taxes            67,075           (50,366)               -            16,709            97,218
Income taxes                            21,464           (14,858)         (13,000)           (6,394)           32,831
                               ---------------   ---------------   --------------   ---------------   ---------------
Net earnings (loss)            $        45,611   $       (35,508)  $       13,000   $        23,103   $        64,387
                               ===============   ===============   ==============   ===============   ===============
Effective tax rate                        32.0%             29.5%
                               ===============   ===============

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following table provides summarized financial data for the fiscal years ended January 28, 2006 and January 29, 2005 (amounts based on actual data, therefore columns/rows may not add due to rounding). The table provides non-GAAP summarized financial data for the fiscal year ended January 28, 2006 for ongoing operations.
This table presents the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                             Amounts                   % change         % of Sales
                                     2005             2004         2004-2005   2005        2004
                               ---------------   ---------------   ---------  -------   ----------

Net sales                      $     2,064,594   $     2,199,976      (6.2%)  100.0%      100.0%
Cost of products sold                1,631,858         1,720,810      (5.2%)   79.0%       78.2%
                               ---------------   ---------------     ------   ------      ------
Gross profit                           432,736           479,166      (9.7%)   21.0%       21.8%
SG&A                                   333,082           346,410      (3.8%)   16.1%       15.7%
                               ---------------   ---------------     ------   ------      ------
Operating earnings
   before amortization (1)              99,654           132,756     (24.9%)    4.8%        6.0%
Amortization of intangibles             10,685            11,804      (9.5%)    0.5%        0.5%
                               ---------------   ---------------     ------   ------      ------
Operating earnings                      88,969           120,952     (26.4%)    4.3%        5.5%
Interest expense, net                   23,240            25,860     (10.1%)    1.1%        1.2%
Other (income) and
   expense, net                         (1,346)           (2,126)    (36.7%)   (0.1%)      (0.1%)
                               ---------------   ---------------     ------   ------      ------
Earnings before taxes                   67,075            97,218     (31.0%)    3.2%        4.4%
Income taxes                            21,464            32,831     (34.6%)    1.0%        1.5%
                               ---------------   ---------------     ------   ------      ------
Net earnings                   $        45,611   $        64,387     (29.2%)    2.2%        2.9%
                               ===============   ===============     ======   ======      ======
Effective tax rate                        32.0%             33.8%
                               ===============   ===============

(1) Operating earnings before amortization is a non-GAAP measure that differs from operating earnings in that it excludes amortization of intangibles. Operating earnings before amortization should not be considered as an alternative to operating earnings. Operating earnings before amortization for ongoing divisions is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's divisions and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

SALES for ongoing operations for 2005 were $2,064,594, decreasing $135,382 or 6.2% versus 2004. The decline in sales was due to decreased sales of popular-to-moderately priced women's sportswear brands and private label business. Additionally, the dress market has shrunk dramatically.

GROSS PROFIT for ongoing operations for 2005 was $432,736 or 21.0% of sales, decreasing $46,430 or 0.8 percentage points of sales versus 2004. The decline in the Company's gross profit rate for the year resulted from competitive price pressure and higher markdown expense, primarily in the Women's Sportswear segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for 2005 were $333,082, decreasing $13,328 or 3.8% versus 2004. The decline in SG&A is primarily due to a decrease in overhead, primarily compensation expense, in divisions experiencing lower sales partially offset by increased advertising expense. SG&A expense as a percentage of sales increased to 16.1% for 2005 from 15.7% for 2004 due primarily to decreased sales. The Company has reduced SG&A expense but the sales levels have decreased faster than the decrease in SG&A.

AMORTIZATION OF INTANGIBLES for 2005 was $10,685, decreasing $1,119 or 9.5% versus 2004. This decrease is a result of the impairment of intangible assets, which resulted in a decline in amortization as well as certain of the Company's intangible assets becoming fully amortized. See Note 5 to Consolidated Financial Statements for further discussion.

INTEREST EXPENSE, NET for 2005 was $23,240, decreasing $2,620 or 10.1% versus 2004 primarily due to an increase in interest income from increased cash balances and higher interest rates on cash investments in 2005 as compared to 2004.

INCOME TAXES. In October 2004, the American Jobs Creation Act of 2004 (the
Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During 2005, the Company adopted a formal domestic reinvestment plan that resulted in the repatriation of $160,000 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13,000 recorded during the second quarter of 2005 due to the reversal of $23,500 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10,500 of taxes provided on earnings to be repatriated.

The Company's effective tax rate on earnings before income taxes before impairment, restructuring and related non-recurring charges and the income tax benefit from repatriation for 2005, was lowered in 2005 (32.0% in 2005 versus 33.8% in 2004) as the incremental U.S. tax on current year foreign earnings was significantly less.

The Company's effective tax rate on all charges associated with the 2005 Restructuring Plan included in continuing operations was 29.5%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of the goodwill and intangible asset impairment recorded under the 2005 Restructuring Plan.

The Company's continuing effective tax rate for 2005 including impairment, restructuring and related non-recurring charges but excluding the effect of repatriation of foreign earnings, discussed above, was 39.5%. This rate differs from the U.S. statutory rate of 35.0% primarily due to non-deductibility of goodwill and intangible asset impairment recorded under the 2005 Restructuring Plan and to state taxes, partially offset by the foreign tax rate.

WEIGHTED AVERAGE DILUTED SHARES outstanding decreased due to the Stock Repurchase Program.

FISCAL 2004 VS. 2003
--------------------
Summarized comparative financial data for continuing operations for fiscal 2004 and 2003 are as follows (amounts based on actual data, therefore columns/rows may not add due to rounding):

                                                Amounts                 % change        % of Sales
                                         2004             2003          2003-2004     2004       2003
                                    --------------  ---------------     ---------    ------     ------

Net sales                           $    2,199,976  $     1,970,985       11.6%      100.0%     100.0%
Cost of products sold                    1,720,810        1,552,538       10.8%       78.2%      78.8%
                                    --------------  ---------------       -----      -----      -----
Gross profit                               479,166          418,447       14.5%       21.8%      21.2%
SG&A                                       346,410          285,456       21.4%       15.7%      14.5%
                                    --------------  ---------------       -----      -----      -----
Operating earnings before
   amortization (1)                        132,756          132,991       (0.2%)       6.0%       6.7%
Amortization of intangibles                 11,804            7,902       49.4%        0.5%       0.4%
                                    --------------  ---------------       -----      -----      -----
Operating earnings                         120,952          125,089       (3.3%)       5.5%       6.3%
Interest expense, net                       25,860           24,676        4.8%        1.2%       1.3%
Other (income) and expense, net             (2,126)          (2,346)      (9.4%)      (0.1%)     (0.1%)
                                    --------------  ---------------       -----      -----      -----
Earnings before taxes                       97,218          102,759       (5.4%)       4.4%       5.2%
Income taxes                                32,831           34,912       (6.0%)       1.5%       1.8%
                                    --------------  ---------------       -----      -----      -----
Net earnings from
   continuing operations            $       64,387  $        67,847       (5.1%)       2.9%       3.4%
                                    ==============  ===============       =====      =====      =====
Effective tax rate                            33.8%            34.0%
                                    ==============  ===============

(1) Operating earnings before amortization is a non-GAAP measure that differs from operating earnings in that it excludes the amortization of intangibles. Operating earnings before amortization should not be considered as an alternative to operating earnings. Operating earnings before amortization for continuing operations is the primary measure used by management to evaluate the Company's performance as well as the performance of the Company's divisions and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

SALES for 2004 were $2,199,976, increasing $228,991 or 11.6% versus 2003.
The increase in sales was due to the acquisition of Phat on February 3, 2004 ($73,275), sales of key new brands and marketing initiatives of $161,831 and increased sales in the base business of $54,745 partially offset by discontinued brands and programs. The discontinued brands and programs resulted in a decrease in sales of $60,860. The provision for discounts, returns and allowances, which is accounted for as a reduction of sales, increased $20,106 in 2004 due to the highly promotional women's sportswear market along with some fashion missteps and merchandising assortment issues. Also contributing to the increase in the provision for discounts, returns and allowances, were a larger proportion of sales to customers who receive higher allowances. These factors resulted in providing a higher level of allowances to the retailers.

GROSS PROFIT for 2004 was $479,166 or 21.8% of sales, increasing $60,719 or
0.6 percentage points of sales versus 2003. The improvement in the Company's gross profit rate in 2004 resulted from the acquisition of Phat partially offset by decreases in the gross profit percent in the Women's Sportswear. The decrease in the gross profit percent in the Women's Sportswear segment was due to the increased provision for discounts, returns and allowances as discussed in the previous paragraph, as well as a higher level of off-priced sales related to early Spring 2005 merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for 2004 were $346,410, increasing $60,954 or 21.4% versus 2003. Approximately one half of the increase is due to the acquisition of Phat. The remaining increase is due to increased spending related to key new brands and marketing initiatives partially offset by decreases in SG&A related to the base business.

AMORTIZATION OF INTANGIBLES for 2004 was $11,804, increasing $3,902 versus 2003 as a result of the amortization of identified intangible assets related to Phat. Identified intangible assets are amortized over their estimated economic useful lives.

INTEREST EXPENSE, NET for 2004 was $25,860, increasing $1,184 versus 2003 primarily due to the issuance of the convertible debentures during the second quarter of 2004.

INCOME TAXES. The Company's effective tax rate for 2004 was 33.8%. This rate is consistent with the full-year 2003 effective tax rate. The effective tax rate was less than the U.S. statutory rate due to lower tax rates on undistributed foreign earnings considered to be permanently reinvested abroad.

WEIGHTED AVERAGE DILUTED SHARES outstanding increased due to option exercises throughout the year.

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

                                                    Fiscal Year                              Percent Change
                               ---------------------------------------------------  ---------------------------------
                                     2005              2004             2003            2004-2005        2003-2004
                               ----------------  ---------------  ----------------  ---------------- ----------------
Net sales                      $        289,254  $       355,729  $        426,619           (18.7%)          (16.6%)
Cost of products sold                   273,549          292,855           351,204            (6.6%)          (16.6%)
                               ----------------  ---------------  ----------------  ---------------  ---------------
Gross profit                             15,705           62,874            75,415           (75.0%)          (16.6%)
SG&A                                     46,073           57,819            78,145           (20.3%)          (26.0%)
                               ----------------  ---------------  ----------------  ---------------  ---------------
Operating (loss) earnings
   before amortization and
   impairment, restructuring
   and related non-recurring
   charges (1)                          (30,368)           5,055            (2,730)             NM               NM
Amortization of intangibles                 842            1,630             1,711           (48.3%)           (4.8%)
Impairment, restructuring
   and related non-recurring
   charges                               57,931                -                 -              NM              0.0%
                               ----------------  ---------------  ----------------  ---------------  ---------------
Operating (loss) earnings               (89,141)           3,425            (4,441)             NM               NM
Interest (income) expense, net                -               (4)                4          (100.0%)             NM
Other (income) and
   expense, net                            (101)               7             6,253              NM            (99.9%)
                               ----------------  ---------------  ----------------  ---------------  ---------------
(Loss) earnings before taxes            (89,040)           3,422           (10,698)             NM               NM
Income taxes                            (27,524)           1,473           (10,242)             NM               NM
                               ----------------  ---------------  ----------------  ---------------  ---------------
Net (loss) earnings            $        (61,516) $         1,949  $           (456)             NM               NM
                               ================  ===============  ================  ===============  ===============
Effective tax rate                         30.9%            43.1%
                               ================  ===============

                                                    Percentages                                Difference
                                    -----------------------------------------          ---------------------------
As a percentage of net sales:        2005              2004             2003           2004-2005         2003-2004
-----------------------------       ------          -----------        ------          ---------         ---------
Net sales                           100.0%            100.0%           100.0%              0.0%             0.0%
Cost of products sold                94.6%             82.3%            82.3%             12.3%             0.0%
                                    -----             -----            -----             -----            -----
Gross profit                          5.4%             17.7%            17.7%            (12.3%)            0.0%
SG&A                                 15.9%             16.3%            18.3%             (0.4%)           (2.0%)
                                    -----             -----            -----             -----            -----
Operating (loss) earnings
   before amortization and
   impairment, restructuring
   and related non-recurring
   charges (1)                      (10.5%)             1.4%            (0.6%)           (11.9%)            2.0%
Amortization of intangibles           0.3%              0.5%             0.4%             (0.2%)            0.1%
Impairment, restructuring
   and related non-recurring
   charges                           20.0%              0.0%             0.0%             20.0%             0.0%
                                    -----             -----            -----             -----            -----
Operating (loss) earnings           (30.8%)             1.0%            (1.0%)           (31.8%)            2.0%
Interest (income) expense, net        0.0%              0.0%             0.0%              0.0%             0.0%
Other (income) and
   expense, net                       0.0%              0.0%             1.5%              0.0%            (1.5%)
                                    -----             -----            -----             -----            -----
(Loss) earnings before taxes        (30.8%)             1.0%            (2.5%)           (31.8%)            3.5%
Income taxes                         (9.5%)             0.4%            (2.4%)            (9.9%)            2.8%
                                    -----             -----            -----             -----            -----
Net (loss) earnings                 (21.3%)             0.5%            (0.1%)           (21.8%)            0.6%
                                    =====             =====            =====             =====            =====

NM - Not meaningful

See following page for footnote (1) to above tables.

(1) Operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges is a non-GAAP measure that differs from operating (loss) earnings in that it excludes amortization of intangibles and impairment, restructuring and related non-recurring charges. Operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges should not be considered as an alternative to operating (loss) earnings. Operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges is the primary measure used by management to evaluate the Company's performance, as well as the performance of the Company's divisions and segments. Management believes the comparison of operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and related non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating (loss) earnings before amortization and impairment, restructuring and related non-recurring charges may not be comparable to any similarly titled measure used by another company.

Sales for 2005 were $289,254, decreasing $66,475 or 18.7% versus 2004, due primarily to the loss of business after the announcement of the 2005 Restructuring Plan and to sales that were eliminated when certain discontinued operations were sold prior to year end. Gross profit for 2005 was $15,705 or 5.4% of sales, decreasing $47,169 or 12.3 percentage points of sales versus 2004. This decrease was caused primarily by $14,017 of sales allowances and inventory reserves related to the 2005 Restructuring Plan included in gross profit for 2005. SG&A expense for 2005 decreased $11,746 from 2004 primarily due to decreased spending at the discontinued operations.

Sales for 2004 were $355,729, decreasing $70,890 or 16.6% versus 2003, due primarily to sales decrease at the Company's intimate apparel division. Gross profit for 2004 was $62,874, decreasing $12,541 versus 2003. The gross profit percentage of sales was 17.7% in both 2004 and 2003. The amount of gross profit decline resulted from the decreased sales. SG&A expense for 2004 decreased $20,326 due to significant cost reduction actions taken as a result of the decreased sales.

SEGMENT RESULTS
---------------
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industry. The Company's divisions are aggregated into the following reportable segments:
     o   Women's Sportswear,
     o   Men's Sportswear,
     o   Other Soft Goods, and
     o   General Corporate.

RECONCILIATION: The following tables provide segment net sales and earnings
(loss) for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 for continuing operations (amounts are presented based on actual data, therefore columns/rows may not add due to rounding). The tables provide non-GAAP segment net sales and earnings (loss) for fiscal year ended January 28, 2006 for ongoing operations and impairment, restructuring and related non-recurring charges separately, which reconciles to the results for the consolidated Company as presented in the Consolidated Financial Statements. The non-GAAP segment net sales and earnings (loss) for ongoing operations are presented separately to enhance the user's overall understanding of the Company's current financial performance. The Company believes the non-GAAP segment net sales and earnings (loss) for ongoing operations provide useful information to both management and investors by excluding sales and expenses that the Company believes are not indicative of the Company's core operating results. Segment net sales and earnings (loss) for ongoing operations are the primary measures used by management to evaluate the Company's performance, as well as the performance of the Company's divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following analysis excludes discontinued operations.

                                                      2005
                               --------------------------------------------------
                                                   Impairment,
                                                  restructuring
                                                   and related
                                                  non-recurring         Total
Net Sales                           Ongoing          charges         Continuing           2004              2003
---------                      ---------------   ---------------   --------------   ---------------   ---------------
Women's Sportswear             $     1,247,112   $        (2,400)  $    1,244,712   $     1,389,464   $     1,305,881
Men's Sportswear                       498,061                 -          498,061           505,318           361,085
Other Soft Goods                       319,421               (50)         319,371           305,194           304,019
                               ---------------   ---------------   --------------   ---------------   ---------------
Total net sales                $     2,064,594   $        (2,450)  $    2,062,144   $     2,199,976   $     1,970,985
                               ===============   ===============   ==============   ===============   ===============

                                                      2005
                               --------------------------------------------------
                                                   Impairment,
                                                  restructuring
                                                   and related
                                                  non-recurring         Total
Segment earnings (loss)             Ongoing          charges         Continuing           2004              2003
-----------------------        ---------------   ---------------   --------------   ---------------   ---------------
Women's Sportswear             $        69,429   $        (7,562)  $       61,867   $        97,817   $       115,360
Men's Sportswear                        43,262                 -           43,262            52,645            39,463
Other Soft Goods                        31,668              (463)          31,205            28,211            25,312
General Corporate                      (44,705)                -          (44,705)          (45,917)          (47,144)
                               ---------------   ---------------   --------------   ---------------   ---------------
Total segment earnings         $        99,654   $        (8,025)  $       91,629   $       132,756   $       132,991
                               ===============   ===============   ==============   ===============   ===============

Sales and segment earnings (loss) for ongoing operations by segment for fiscal 2005, 2004 and 2003 were as follows (amounts are presented based on actual data, therefore columns may not add due to rounding):

                                                        Amounts                                 % change
                                    ----------------------------------------------    -----------------------------
                                         2005            2004            2003            2004-2005      2003-2004
                                    --------------  --------------  --------------    -------------  --------------
Net Sales
---------
Women's Sportswear                  $    1,247,112  $    1,389,464  $    1,305,881          (10.2%)           6.4%
Men's Sportswear                           498,061         505,318         361,085           (1.4%)          39.9%
Other Soft Goods                           319,421         305,194         304,019            4.7%            0.4%
                                    --------------  --------------  --------------    ------------   -------------
Total net sales                     $    2,064,594  $    2,199,976  $    1,970,985           (6.2%)          11.6%
                                    ==============  ==============  ==============    ============   ==============

Segment earnings (loss)
-----------------------
Women's Sportswear                  $       69,429  $       97,817  $      115,360          (29.0%)         (15.2%)
Men's Sportswear                            43,262          52,645          39,463          (17.8%)          33.4%
Other Soft Goods                            31,668          28,211          25,312           12.3%           11.5%
General Corporate                          (44,705)        (45,917)        (47,144)          (2.6%)          (2.6%)
                                    --------------  --------------  --------------    ------------   -------------
Total segment earnings              $       99,654  $      132,756  $      132,991          (24.9%)          (0.2%)
                                    ==============  ==============  ==============    ============   =============

Segment earnings (loss) margins
-------------------------------
Women's Sportswear                             5.6%            7.0%            8.8%
Men's Sportswear                               8.7%           10.4%           10.9%
Other Soft Goods                               9.9%            9.2%            8.3%
General Corporate                               NM              NM              NM
                                    --------------  --------------  --------------
Total segment earnings                         4.8%            6.0%            6.7%
                                    ==============  ==============  ==============

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for ongoing operations of Women's Sportswear for 2005 were $1,247,112, decreasing $142,352 or 10.2% versus 2004. The decrease in sales is due primarily to reduced orders for some of the Company's traditionally styled popular-to-moderately priced sportswear brands. Additionally, the dress market has shrunk dramatically with some of the Company's customers having either dropped the category altogether or significantly cut open-to-buy. These decreases were partially offset by growth in junior sportswear and suits.

Women's Sportswear segment earnings for ongoing operations for 2005 were $69,429 or 5.6% of net sales, decreasing $28,388 or 1.4 percentage points of net sales versus 2004, due to the decline in segment sales and the decrease in gross profit as a percent of sales (20.1% for 2005 versus 21.2% for 2004) related to markdown support provided to customers and higher off-price sales for 2005 compared to 2004. This was partially offset by increased profit from higher junior sportswear sales.

Sales of Women's Sportswear for 2004 were $1,389,464, increasing $83,583 or 6.4% versus 2003. The sales increase was primarily due to additional sales of $152,875 from key new brands and marketing initiatives launched in 2003 including Calvin Klein(R), IZOD(R) and XOXO(R) sportswear and Liz Claiborne(R) dresses and suits. This increase was partially offset by the planned elimination of certain low margin business and a decline in the base business (primarily the dress category).

Women's Sportswear segment earnings for 2004 were $97,817 or 7.0% of net sales, decreasing $17,543 or 1.8 percentage points of net sales versus 2003. The primary reasons for the decrease in segment earnings during 2004 were increased markdowns and an increase in SG&A expense as a result of spending on key new brands and marketing initiatives.

MEN'S SPORTSWEAR. Sales of Men's Sportswear for 2005 were $498,061, decreasing $7,257 or 1.4% versus 2004 due primarily to decreased private label sales.

Men's Sportswear segment earnings for 2005 were $43,262 or 8.7% of net sales, decreasing $9,383 or 1.7 percentage points of net sales versus 2004. The decrease in earnings was primarily due to decreasing private label and branded margins resulting from increased competitive pricing pressure and increased markdown support provided to customers.

Sales of Men's Sportswear for 2004 were $505,318, increasing $144,233 or 39.9% versus 2003. The acquisition of Phat provided $73,275 of sales. In 2004, the market for woven shirts was very strong, which helped drive increases in both the branded and private label business sales, including sales from the key new brands and marketing initiatives, were $70,958 for 2004.

Men's Sportswear segment earnings for 2004 were $52,645, increasing $13,182 versus 2003. The improvement in earnings came from higher sales volume and the acquisition of Phat ($8,071 for 2004) partially offset by increased SG&A spending attendant with the growth in the base business.

OTHER SOFT GOODS. Sales for ongoing operations of Other Soft Goods for 2005 were $319,421, increasing $14,227 or 4.7%. The increase in sales was due to the strength of the Company's major consumer brands as retail selling prices were flat across most product categories following several years of price deflation. Segment earnings for ongoing operations of Other Soft Goods for 2005 were $31,668, increasing $3,457 versus 2004. Segment earnings increased due primarily to the increase in sales.

Sales of Other Soft Goods for 2004 were $305,194, increasing $1,175 or 0.4%. Segment earnings of Other Soft Goods for 2004 were $28,211, increasing $2,899 versus 2003. The increase in segment earnings was primarily due to an increase in gross margin percentage resulting from closing one distribution center at Gerber and improvement in bad debt expense.

GENERAL CORPORATE. General corporate expenses for 2005 were $44,705, decreasing $1,212 or 2.6% versus 2004. The decrease resulted from reduced operating expenses in several areas.

General corporate expenses for 2004 were $45,917, decreasing $1,227 or 2.6% versus 2003 primarily as a result of the recording of a death benefits accrual in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates and assumptions and the differences may be material. Significant accounting policies, estimates and judgments which management believes are the most critical to aid in fully understanding and evaluating the reported financial results are discussed below.

ACCOUNTS RECEIVABLE - RESERVES FOR ALLOWANCES
---------------------------------------------
Accounts receivable are recorded net of allowances for bad debts as well as existing and expected future chargebacks from customers. It is the nature of the apparel and soft goods industry that suppliers like the Company face significant pressure from customers in the retail industry to provide allowances to compensate for customer margin shortfalls. This pressure often takes the form of customers requiring the Company to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of the Company's products at retail. To the extent the Company's customers have more of the Company's goods on hand at the end of the season, there will be greater pressure for the Company to grant markdown concessions on prior shipments. The Company's accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and the Company's estimates of the level of markdowns and allowances that will be required in the coming season in order to collect the receivables. The Company evaluates the allowance balances on a continuing basis and adjusts them as necessary to reflect changes in anticipated allowance activity.

ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS
-----------------------------------------------------
The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from customers that are unable to meet their financial obligations. Estimation of the allowance for doubtful accounts by the Company involves consideration of the financial condition of specific customers as well as general estimates of future collectibility based on historical experience and expected future trends. The estimation of these factors involves significant judgment. In addition, actual collection experience, and thus bad debt expense, can be significantly impacted by the financial difficulties of as few as one customer.

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

MARKET VALUE ASSESSMENTS OF GOODWILL AND INTANGIBLE ASSETS
----------------------------------------------------------
Before the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, the values of goodwill and intangible assets were written off over the period expected to be benefited through regular amortization charges. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be written off through periodic charges to the income statement over the defined period. Future impairment charges may be required if the value of the reporting unit becomes less than its book value. The determination of the fair value of the reporting units is highly subjective, as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results of the Company's reporting units. The fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill). If a deficiency exists, impairment will be calculated. Impairment is measured as the difference between the fair value of the goodwill and its carrying amount. The fair value of goodwill is the difference between the fair value of the reporting unit as a whole and the fair value of the reporting unit's individual assets and liabilities. The annual impairment testing is performed in the fourth quarter, and additional testing would be necessary if a triggering event were to occur in an interim period.

Identifiable intangible assets include trademarks, customer base and license agreements, which are being amortized over their useful lives ranging from 2 to 20 years (weighted average life of 19 years). Impairment testing of these would occur if and when a triggering event occurs.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In December 2004, FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R for public companies. The SEC's new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of operations beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $2,800 and $900 (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (see Note 1 to Consolidated Financial Statements).

Under APB Opinion 25, the Company has recognized the pro-forma expense for stock options over the stated vesting period. For employees who are eligible for retirement, SFAS No. 123R requires recognition of compensation expense from the date of grant through the date an employee first becomes eligible to retire. Upon adoption of SFAS No. 123R on January 29, 2006, the Company will recognize the remaining unamortized cost of stock options granted to employees who are eligible to retire. This will result in the acceleration of approximately $1,400 (after tax) of compensation expense into the first quarter of 2006 from the second, third and fourth quarters of 2006 and from 2007. The $1,400 of accelerated expense is included in the $2,800 of expense for 2006 set forth in the prior paragraph.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Management believes the Company is accounting for inventory in accordance with SFAS No. 151 and thus does not expect its adoption to have a material impact on its consolidated financial position or results of operations.

FINANCIAL CONDITION
-------------------
Cash flow from operations is the Company's primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total shareowners' equity, or total capital). As of January 28, 2006, the Company's debt-to-capital ratio was 45.5%, up 5.8% from January 29, 2005 due to the Company's stock repurchase program (Stock Repurchase Program).

The Company announced a Stock Repurchase Program of up to 10%, or $75,000, of its stock. Under the Company's Stock Repurchase Program, the Company repurchased 2,218,200 shares at an average price of $24.99 per share during the third quarter of 2005. In addition, total cash outlays related to the 2005 Restructuring Plan are expected to be $20,000. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program and to meet existing obligations.

During 2005, the Company adopted a formal domestic reinvestment plan that resulted in the repatriation of $160,000 of foreign earnings.

NET CASH PROVIDED BY OPERATING ACTIVITIES was $230,128 for 2005 compared to $61,184 for 2004. This $168,944 increase was primarily due to the change in working capital discussed below.

Working Capital

Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are dependent upon recent months' sales and customer payment experience.

The year-to-year changes in the major components of working capital from continuing operations are discussed below:

     o Accounts receivable decreased $16,617 to $294,044 at January 28, 2006 from $310,661 at January 29, 2005 due to decreased sales.

     o Inventories decreased $63,455 to $206,403 at January 28, 2006 from $269,858 at January 29, 2005. Days supply now stands at 50 days compared to 54 days at January 29, 2005. The decrease in inventory levels was caused by decreased sales and strengthened inventory management. The decrease in inventory days supply is primarily due to improved inventory management.

     o Accounts payable and accrued expenses increased $31,453 to $308,607 at January 28, 2006 from $277,154 at January 29, 2005 as a result of timing of inventory receipts and related payments.

Working capital of discontinued operations decreased $75,514 due to reduced inventory and accounts receivable balances as these businesses are being liquidated and sold, partially offset by prepaid taxes related to the discontinued operations.

NET CASH USED IN INVESTING ACTIVITIES decreased to $28,228 for 2005 from $169,659 for 2004. The net cash used in investing activities primarily relates to acquisitions as discussed below. In addition to those described, the Company continually evaluates possible acquisition candidates as a part of its ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. Capital expenditures were $19,652 for 2005, $23,317 for 2004 and $21,422 for 2003.

FISCAL 2004. On February 3, 2004 the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm(R) and Baby Phat(R) brands. The acquisition of Phat adds important consumer lifestyle brands to Kellwood's portfolio of brands.

The purchase price (including acquisition costs) for Phat was $141,934 in cash. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price. The additional consideration for 2004 was $3,427, which was paid out during the second quarter of 2005 and was recorded as additional goodwill at January 29, 2005. The additional consideration for 2005 is estimated at $2,004, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2005.

The Phat acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Phat have been included in the Consolidated Financial Statements from the acquisition date. Phat is part of the Men's Sportswear segment.

FISCAL 2003. On February 4, 2003 the Company completed the acquisition of substantially all the assets of Briggs New York Corp. (Briggs). This acquisition was accounted for using the purchase method of accounting. Briggs is a designer and marketer of moderately priced women's apparel. The results of operations have been included in the Women's Sportswear segment beginning in 2003.

The purchase price (including acquisition costs) for Briggs was $133,823 in cash and 0.5 million shares of Kellwood common stock valued at $11,891. Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets through 2006. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each of the four years after the acquisition (fiscal 2003 through fiscal 2006). The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The amount of consideration paid to Briggs based on its 2004 performance was $8,750, which was paid out during the first quarter of 2005 and was recorded as additional goodwill at January 29, 2005. The additional consideration for 2005 is estimated at $6,487, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2005.

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES was ($30,084) for 2005, decreasing $220,890 from $190,806 in 2004. The decrease was due to the $200,000 of privately placed debt in 2004, discussed below. Debt proceeds during 2005, also discussed below, totaled $38,565 and were offset by stock purchases of $55,430 under the Stock Repurchase Program.

On December 21, 2005, the Company's Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on the Company's Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict the Company's Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that the Company's Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. At January 28, 2006, there were $25,000 and $13,000 of borrowings outstanding under the Asian Term Credit Facility and the Asian Revolving Credit Facility, respectively.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures. The debentures will mature on June 15, 2034, unless earlier converted, redeemed or repurchased by the Company. The Company intends to use the proceeds from the offering for general corporate purposes, which may include future acquisitions (see Note 6 to Consolidated Financial Statements).

On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the U.S. Revolving Credit Facility). The U.S. Revolving Credit Facility can be used for borrowings and/or letters of credit. Borrowings under the U.S. Revolving Credit Facility bore interest at LIBOR plus a spread ranging from 0.60% to 1.25% with such spread depending on the Company's leverage ratio. On September 1, 2005, the U.S. Revolving Credit Facility was amended to accommodate the impact of the 2005 Restructuring Plan. The amendments to the U.S. Revolving Credit Facility changed the interest rate spread to LIBOR plus 0.60% to 1.45%. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated (see Note 6 to Consolidated Financial Statements). It is not expected that any of these provisions will restrict the Company from normal operations. At January 28, 2006, there were no borrowings outstanding under the U.S. Revolving Credit Facility. Letters of credit outstanding under the agreement were $18,929.

In addition to the revolving credit facilities discussed above, the Company maintains informal uncommitted lines of credit, which totaled $35,859 at January 28, 2006. There were $565 of borrowings outstanding under these lines at January 28, 2006. The Company has $7,500 in outstanding letters of credit used by its foreign subsidiaries under these lines at January 28, 2006.

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

DISCLOSURES CONCERNING "OFF-BALANCE SHEET" ARRANGEMENTS. A Singaporean manufacturing joint venture 50% owned by the Company has a $5,056 credit facility. The Company has guaranteed one half of the amount of any borrowing under this facility not otherwise paid when due by the joint venture. At January 28, 2006, $1,829 was outstanding under this facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of the Company's long-term obligations at January 28, 2006 is as follows:

                                                            Future payments due by period
                                          ----------------------------------------------------------------
                                           Less than      1 - 3         4 - 5        After
                                            1 year        Years         Years       5 years       Total
                                          -----------  -----------   -----------  -----------  -----------
Long-term debt - principal                $         6  $    13,889   $   151,325  $   329,592  $   494,812
Long-term debt - interest                      29,664       58,366        40,287      231,639      359,956
Operating lease obligations                    25,009       37,488        17,158        5,941       85,596
Minimum royalty/
   advertising obligations                     34,733       51,262           100           50       86,145
Purchase orders/commitments                   288,129            -             -            -      288,129
Contingent purchase price - Briggs (1)          6,487            -             -            -        6,487
Contingent purchase price - Phat (2)            2,004            -             -            -        2,004
Deferred compensation (3)                       6,000        4,000         4,000        9,000       23,000
Unfunded pension obligations (4):
      Defined benefit plans                     1,000        2,000         2,000        4,000        9,000
      Multiemployer plans' exit liability       1,000        1,000         1,000        1,000        4,000
                                          -----------  -----------   -----------  -----------  -----------

Total                                     $   394,032  $   168,005   $   215,870  $   581,222  $ 1,359,129
                                          ===========  ===========   ===========  ===========  ===========

(1) Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets through 2006. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each year through 2006. The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The table includes the estimated obligation based on actual 2005 performance only.
                                     31


(2) Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price. The table includes the estimated obligation based on actual 2005 performance only.

(3) The timing of payment of the deferred compensation is based on the individual participants' payment elections and the timing of their retirement or termination. There are 124 participants in the deferred compensation plan.

(4) The timing of the pension funding obligations associated with the Company's frozen defined benefit pension plans and exit obligations under multiemployer pension plans as discussed in Note 8 to Consolidated Financial Statements and is dependent on a number of factors including investment results and other factors that contribute to future pension expense.

STOCK REPURCHASES:
In July 2005, the Company announced the Stock Repurchase Program. The Board of Directors authorized the Company to repurchase, at the Company's discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, the Company repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Consolidated Balance Sheet. See Note 10 to Consolidated Financial Statements for further information.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------------
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's expectations or beliefs concerning future events and are based on various assumptions and subject to a wide variety of risks and uncertainties. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct.

The Company's forward-looking statements are based on certain assumptions, and the Company's operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. See Item 1A, Risk Factors, of this Form 10-K.

The reader is also directed to the Company's periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition.

The words "believe", "expect", "will", "estimate", "project", "forecast", "planned", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Form 10-K are forward-looking.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK. The Company does not believe that it has significant foreign currency transactional exposures. Almost all of the Company's sales are denominated in U.S. dollars. Most of the Company's purchases are denominated in U.S. dollars. A significant amount of the Company's underlying sourcing and production costs would be impacted by changes in local currencies. Sourcing is not concentrated in any one foreign country. Approximately thirty percent is sourced in China with all other countries representing less than ten percent each. The impact of a ten percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which the Company does have transactional exposures would be immaterial. In addition, there are discussions about strengthening the Chinese Renminbi against the U.S. dollar. If this were to occur and subject to the extent of the revaluation, the Company does not believe it will have a material impact on the financial position or results of operations. These foreign currency risks are similar to those experienced by the Company's competitors.

INTEREST RATE RISK. At January 28, 2006, the Company's debt portfolio was composed of 93% fixed-rate debt. Kellwood's strategy regarding management of its exposure to interest rate fluctuations did not change significantly during 2005. Management does not expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the coming year.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value of approximately $488,419, which compares to the book value of $508,377.

Various financial instruments issued by the Company are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of the Company's fixed-rate debt. With respect to the Company's fixed-rate debt outstanding at January 28, 2006, a 10% increase in interest rates would have resulted in approximately a $22,409 decrease in the market value of Kellwood's fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24,344 increase in the market value of Kellwood's fixed-rate debt.

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

INFLATION RISK. Kellwood's inflation risks are managed by each division through selective price increases when possible, productivity improvements and cost-containment measures. Management does not believe that inflation risk is material to the Company's business or its consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
----------------------------------------------------

The management of Kellwood Company is responsible for the preparation of the financial statements and other financial information included in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management has also included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

PricewaterhouseCoopers LLP audits the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, the internal auditors and PricewaterhouseCoopers LLP to discuss accounting, control, auditing and financial reporting matters. Both the internal auditors and PricewaterhouseCoopers LLP have direct access to the Audit Committee.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------------------

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f). Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Shareowners and Board of Directors of Kellwood Company:

We have completed integrated audits of Kellwood Company's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareowners' equity present fairly, in all material respects, the financial position of Kellwood Company and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------
Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

-------------------------------------------------------------------

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 16, 2006

                                     KELLWOOD COMPANY AND SUBSIDIARIES
                                     ---------------------------------
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                   ------------------------------------
                               (Amounts in thousands, except per share data)

                                                                  2005            2004            2003
                                                              ------------    ------------    ------------

Net sales                                                     $  2,062,144    $  2,199,976    $  1,970,985

Costs and expenses:
   Cost of products sold                                         1,637,433       1,720,810       1,552,538
   Selling, general and administrative expenses                    333,082         346,410         285,456
   Amortization of intangible assets                                10,685          11,804           7,902
   Impairment, restructuring and related
     non-recurring charges                                          42,341               -               -
   Interest expense, net                                            23,240          25,860          24,676
   Other (income) and expense, net                                  (1,346)         (2,126)         (2,346)
                                                              ------------    ------------    ------------
Earnings before income taxes                                        16,709          97,218         102,759
Income taxes                                                        (6,394)         32,831          34,912
                                                              ------------    ------------    ------------
Net earnings from continuing operations                             23,103          64,387          67,847
Net (loss) earnings from
   discontinued operations                                         (61,516)          1,949            (456)
                                                              ------------    ------------    ------------

Net (loss) earnings                                           $    (38,413)   $     66,336    $     67,391
                                                              ============    ============    ============


Weighted average shares outstanding:

   Basic                                                            26,986          27,504          26,499

   Diluted                                                          27,094          28,039          27,100

Earnings (loss) per share:
   Basic:
      Continuing operations                                   $       0.86    $       2.34    $       2.56
      Discontinued operations                                        (2.28)           0.07           (0.02)
                                                              ------------    ------------    ------------
      Net (loss) earnings                                     $      (1.42)   $       2.41    $       2.54
                                                              ============    ============    ============

   Diluted:
      Continuing operations                                   $       0.85    $       2.30    $       2.50
      Discontinued operations                                        (2.27)           0.07           (0.02)
                                                              ------------    ------------    ------------
      Net (loss) earnings                                     $      (1.42)   $       2.37    $       2.49
                                                              ============    ============    ============


See notes to Consolidated Financial Statements.

                                      KELLWOOD COMPANY AND SUBSIDIARIES
                                      ---------------------------------
                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------
                               (Amounts in thousands, except per share data)

                                                                       January 28, 2006     January 29, 2005
                                                                       ----------------     ----------------

ASSETS
------
Current assets:
   Cash and cash equivalents                                           $        432,825     $        261,009
   Receivables, net                                                             294,044              310,661
   Inventories                                                                  206,403              269,858
   Current deferred taxes and prepaid expenses                                   46,357               49,383
   Current assets of discontinued operations                                     62,675              139,003
                                                                       ----------------     ----------------
      Total current assets                                                    1,042,304            1,029,914
Property, plant and equipment:
   Land                                                                           2,199                2,451
   Buildings and improvements                                                    96,642               97,853
   Machinery and equipment                                                      113,425              116,292
   Capitalized software                                                          52,903               53,780
                                                                       ----------------     ----------------
Total property, plant and equipment                                             265,169              270,376
   Less accumulated depreciation and amortization                              (185,432)            (180,776)
                                                                       ----------------     ----------------
Property, plant and equipment, net                                               79,737               89,600
Intangible assets, net                                                          160,027              181,597
Goodwill                                                                        203,831              214,747
Other assets                                                                     26,858               36,351
Long-term assets of discontinued operations                                         889               27,683
                                                                       ----------------     ----------------

Total assets                                                           $      1,513,646     $      1,579,892
                                                                       ================     ================


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
   Notes payable and current portion of long-term debt                 $         13,571     $            149
   Accounts payable                                                             170,914              158,941
   Accrued salaries and employee benefits                                        40,554               41,175
   Other accrued expenses                                                        97,139               77,038
   Current liabilities of discontinued operations                                30,888               31,702
                                                                       ----------------     ----------------
      Total current liabilities                                                 353,066              309,005
Long-term debt                                                                  494,806              469,657
Deferred income taxes and other                                                  56,407               87,706
Shareowners' equity:
   Common stock, par value $0.01 per share, 50,000 shares authorized,
     25,651 shares issued and outstanding (27,685 at January 29, 2005)          272,073              270,264
   Retained earnings                                                            499,613              555,387
   Accumulated other comprehensive loss                                          (8,634)             (11,396)
   Less treasury stock, at cost, 8,435 shares (6,402 at
     January 29, 2005)                                                         (153,685)            (100,731)
                                                                       ----------------     ----------------
      Total shareowners' equity                                                 609,367              713,524
                                                                       ----------------     ----------------

Total liabilities and shareowners' equity                              $      1,513,646     $      1,579,892
                                                                       ================     ================

See notes to Consolidated Financial Statements.

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                        ------------------------------------
                                               (Amounts in thousands)

                                                                           2005            2004           2003
                                                                       ------------    ------------   -------------

OPERATING ACTIVITIES:

Net (loss) earnings                                                    $    (38,413)   $     66,336   $      67,391

Add/(deduct) items not affecting operating cash flows:
   Depreciation and amortization                                             39,869          41,841          35,938
   Deferred income taxes and other                                          (25,727)          4,564          25,705
   Inventory/accounts receivable valuation adjustments and
     impairment, restructuring and related non-recurring charges
     - Pre-tax amount                                                       122,314               -               -
     - Tax effect                                                           (36,297)              -               -
Changes in working capital components:
   Receivables, net                                                          55,905         (57,621)         31,563
   Inventories                                                              100,647         (15,244)         58,158
   Current deferred taxes and prepaid expenses                               (2,987)         11,371         (24,718)
   Accounts payable and accrued expenses                                     14,817           9,937         (42,119)
                                                                       ------------    ------------   -------------
Net cash provided by operating activities                                   230,128          61,184         151,918
                                                                       ------------    ------------   -------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                  (19,582)        (27,436)        (21,757)
Acquisitions, net of cash acquired                                          (12,178)       (144,722)       (134,537)
Receipts for subordinated note receivable                                     2,750           2,063           2,062
Dispositions of fixed assets                                                    782             436           5,693
                                                                       ------------    ------------   -------------
Net cash (used in) investing activities                                     (28,228)       (169,659)       (148,539)
                                                                       ------------    ------------   -------------

FINANCING ACTIVITIES:
Borrowings of long-term debt                                                 25,000         195,343               -
Net borrowings (repayments) of notes payable                                 13,565               -            (636)
Repayments of long-term debt                                                      -          (4,448)        (30,891)
Dividends paid                                                              (17,361)        (17,584)        (16,982)
Stock purchases under Stock Repurchase Program                              (55,430)              -               -
Stock transactions under incentive plans                                      4,142          17,495          14,292
                                                                       ------------    ------------   -------------
Net cash (used in) provided by financing activities                         (30,084)        190,806         (34,217)
                                                                       ------------    ------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     171,816          82,331         (30,838)

Cash and cash equivalents, beginning of year                                261,009         178,678         209,516
                                                                       ------------    ------------   -------------
Cash and cash equivalents, end of year                                 $    432,825    $    261,009   $     178,678
                                                                       ============    ============   =============

Supplemental cash flow information:
   Interest paid                                                       $     30,957    $     27,659   $      28,061
                                                                       ============    ============   =============
   Income taxes (refunded) paid, net                                   $    (16,399)   $       (628)  $      41,339
                                                                       ============    ============   =============

Significant non-cash investing and financing activities:
   Issuance of stock for acquisitions                                  $          -    $          -   $      11,891
                                                                       ============    ============   =============


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

---------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated    Total
                                             Common                                               Other       Share-
                                             Shares         Common     Treasury     Retained  Comprehensive   owners'
                                           Outstanding      Stock        Stock      Earnings  Income (Loss)   Equity
                                           -----------     --------    ---------    --------  -------------  --------
---------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 2003                   25,573,658     $214,826    $(100,843)   $456,226    $(11,090)    $559,119
Net earnings                                                                          67,391                   67,391
Unrecognized (loss) on derivatives                                                                   (84)         (84)
Foreign currency translation adjustment                                                              543          543
Minimum pension liability adjustment, net
  of income tax benefit of $468                                                                     (990)        (990)
                                                                                                             --------
Total comprehensive income                                                                                     66,860
Cash dividends declared, $0.64 per share                                             (16,982)                 (16,982)
Shares issued in connection
  with the acquisition of
  Briggs New York Corp.                        500,000       11,891                                            11,891
Shares issued under stock plans                798,640       20,967                                            20,967
Treasury stock acquired in conjunction
  with incentive plans                         (22,115)                   (2,167)                              (2,167)
                                            ----------     --------    ---------    --------    --------     --------
BALANCE, JANUARY 31, 2004                   26,850,183      247,684     (103,010)    506,635     (11,621)     639,688
Net earnings                                                                          66,336                   66,336
Unrecognized gain on derivatives                                                                      31           31
Foreign currency translation adjustment                                                             (338)        (338)
Minimum pension liability adjustment, net
  of income tax benefit of $312                                                                      532          532
                                                                                                             --------
Total comprehensive income                                                                                     66,561
Cash dividends declared, $0.64 per share                                             (17,584)                 (17,584)
Shares issued under stock plans                921,104       22,580        5,815                               28,395
Treasury stock acquired in conjunction
  with incentive plans                         (86,282)                   (3,536)                              (3,536)
                                            ----------     --------    ---------    --------    --------     --------
BALANCE, JANUARY 29, 2005                   27,685,005      270,264     (100,731)    555,387     (11,396)     713,524
Net loss                                                                             (38,413)                 (38,413)
Unrecognized gain on derivatives                                                                     259          259
Foreign currency translation adjustment                                                            1,691        1,691
Minimum pension liability adjustment, net
  of income tax expense of $477                                                                      812          812
                                                                                                             --------
Total comprehensive loss                                                                                      (35,651)
Cash dividends declared, $0.64 per share                                             (17,361)                 (17,361)
Shares purchased under
  Stock Repurchase Program                  (2,218,200)                  (55,430)                             (55,430)
Shares issued under stock plans                206,473        1,475        3,074                                4,549
Treasury stock acquired in conjunction
  with incentive plans                         (22,055)                     (598)                                (598)
Deferred stock unit costs                                       334                                               334
                                            ----------     --------    ---------    --------    --------     --------
BALANCE, JANUARY 28, 2006                   25,651,223     $272,073    $(153,685)   $499,613    $ (8,634)    $609,367
                                            ==========     ========    =========    ========    ========     ========


Accumulated other comprehensive income (loss) at January 28, 2006 includes:

Unrecognized gain on derivatives                        $    99
Foreign currency translation adjustment                  (8,568)
Minimum pension liability adjustment, net
  of income tax benefits of $97                            (165)
                                                        -------
Total accumulated other comprehensive loss              $(8,634)
                                                        =======

See notes to Consolidated Financial Statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) DESCRIPTION OF BUSINESS: Kellwood Company and its subsidiaries (the Company) are marketers of women's and men's sportswear, infant apparel and recreational camping products. The Company markets branded as well as private label products and markets to all channels of distribution with product specific to the particular channel. Kellwood markets products under many brands, some of which are owned by the Company, and others are used by the Company under licensing agreements. Approximately 78% of the Company's products are sourced from contract manufacturers, primarily in the Eastern Hemisphere. Products are manufactured to meet the Company's product specifications and labor standards. In addition, the Company manufactures certain products in its own plants located primarily in the Eastern Hemisphere.

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

(C) FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. References to the Company's fiscal years represent the following:

   FISCAL YEAR                      REPRESENTS THE 52 WEEKS ENDED
   -----------                      -----------------------------
   2005                             January 28, 2006
   2004                             January 29, 2005
   2003                             January 31, 2004

(D) USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

(E) CASH AND CASH EQUIVALENTS: All highly liquid short-term time deposits with original maturities of three months or less maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents was not significant for 2005, 2004 or 2003.

(F) ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The activity in this allowance is summarized as follows:

                                                         2005           2004           2003
                                                     -----------    -----------     -----------
Balance, beginning of year                           $     4,923    $     4,101     $     5,374
(Reversals)/Provision for bad debt expense                  (565)         1,482           1,907
Bad debts written off                                     (1,061)          (660)         (3,180)
                                                     -----------    -----------     -----------
Balance, end of year                                 $     3,297    $     4,923     $     4,101
                                                     ===========    ===========     ===========

The provision for bad debts is included in selling, general and administrative expense. Substantially all of the Company's trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered.

There was no customer that accounted for more than ten percent of the Company's consolidated net sales in 2005 or 2004. In 2003 one customer accounted for ten percent of the Company's consolidated net sales. Sales to this customer occurred in the Women's Sportswear and Men's Sportswear segments.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


(G) INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The cost of inventory includes manufacturing or purchase cost as well as sourcing, pre-production, transportation, duty and other processing costs associated with acquiring, importing and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. In addition to inventory costs, other costs included in cost of products sold are royalties for licensed brand names and distribution costs. Product development costs are expensed when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consist of the following:

                                                  2005           2004
                                               -----------    -----------
         Finished goods                        $   155,107    $   211,151
         Work in process                            29,240         30,716
         Raw materials                              22,056         27,991
                                               -----------    -----------
         Total inventories                     $   206,403    $   269,858
                                               ===========    ===========
         Net of obsolescence reserves of:      $    21,057    $    28,231
                                               ===========    ===========

(H) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed generally on the straight-line method over estimated useful lives of 15 to 20 years for buildings and of 3 to 10 years for machinery and equipment. Leasehold improvements are amortized principally on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term, excluding renewal terms. Capitalized software is amortized on the straight-line basis over the estimated economic useful life of the software, generally 3 to 7 years. Depreciation expense was $26,235, $25,903 and $24,178 for 2005, 2004 and 2003, respectively. This includes computer software amortization of $8,664, $8,105 and $6,983 for 2005, 2004 and 2003, respectively.

(I) IMPAIRMENT OF LONG-LIVED ASSETS: The Company reviews long-lived assets and other intangibles with a finite life if facts and circumstances exist which indicate that the asset useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are recognized in operating results when discounted expected future cash flows are less than the carrying value of the asset. See Note 2 and
Note 5 for discussion of impairment of long-lived assets related to the 2005 Restructuring Plan.

(J) GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the book value of that goodwill. If the book value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. In 2004 and 2003, no impairment was indicated. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of the Company's reporting units. During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) (see Note 2). As a result of this triggering event, interim impairment testing was deemed necessary and impairment charges were recorded. See Note 5 for more information on SFAS No. 142 and accounting for goodwill as well as the details surrounding the impairment charges. At the end of 2005 no additional impairment was indicated.

Identifiable intangible assets are valued and assigned lives based on independent appraisals. Identifiable intangible assets include trademarks, customer relationships, and license agreements, which are being amortized over their useful lives ranging from 2 to 20 years. Impairment testing of these would occur if and when a triggering event occurs. In connection with the 2005 Restructuring Plan, interim impairment testing was deemed necessary and impairment charges were recorded. See Note 5 for more information on SFAS No. 142 and the details surrounding the impairment charges.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


(K) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company periodically enters into forward currency exchange contracts to hedge its exposure to foreign currency fluctuations for purchases of certain inventories and sales of certain products. Company policy allows for the use of derivatives only for identifiable exposures, and therefore, the Company does not enter into derivative instruments for speculative purposes where the objective is to generate profits. Derivatives used by the Company have an initial term of less than one year. Management expects these derivatives to be highly effective in hedging the intended foreign currency fluctuation risks. As of January 28, 2006 and January 29, 2005, the Company's derivatives have been designated as hedges of variable cash flows of forecasted transactions. As such, the fair values of the derivatives have been recorded in the Consolidated Balance Sheet, with the offset recorded in other comprehensive income. The fair value of these derivatives on January 28, 2006 and January 29, 2005 was not material. The gain or loss related to these derivatives will be reclassified to earnings as the forecasted transactions take place between February 2006 and December 2006.

(L) FAIR VALUE DISCLOSURE FOR FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash equivalents, accounts receivable, notes receivable, notes payable and long-term debt. For cash equivalents, accounts receivable, notes receivable and notes payable, the carrying amounts approximate fair value. Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, the Company's long-term debt has a market value of $488,419 that compares to its book value of $508,377 at January 28, 2006.

(M) FOREIGN CURRENCY TRANSLATION: The financial statements of foreign subsidiaries are translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Where the functional currency of a foreign subsidiary is its local currency, income statement items are translated at the average exchange rate for the period and balance sheet accounts are translated using period-end exchange rates. Gains and losses resulting from translation are reported as a separate component of other comprehensive income within shareowners' equity.

Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates as appropriate. These adjustments, together with gains and losses on foreign currency transactions, are recognized in the income statement as incurred.

(N) REVENUE RECOGNITION: Sales are recognized when goods are shipped in accordance with customer orders. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. Accrued discounts, returns and allowances are included as an offset to accounts receivable in the balance sheet. The activity in the accrued discounts, returns and allowances account is summarized as follows:

                                                         2005           2004           2003
                                                     -----------    -----------     -----------
Balance, beginning of year                           $    57,010    $    62,568     $    55,434
Acquisitions                                                   -              -           5,200
Provision                                                149,172        155,361         135,255
(Charges)/Recoveries                                    (154,887)      (160,919)       (133,321)
                                                     -----------    -----------     -----------

Balance, end of year                                 $    51,295    $    57,010     $    62,568
                                                     ===========    ===========     ===========

Amounts billed to customers for shipping and handling costs are not significant. The Company's stated terms are FOB shipping point. There is no stated obligation to customers after shipment, other than specifically set forth allowances or discounts that are accrued at the time of sale. The rights of inspection or acceptance contained in certain sales agreements are limited to whether the goods received by the Company's customers are in conformance with the order specifications.

(O) LICENSE AGREEMENTS: The Company has exclusive license agreements to market apparel and other soft goods under trademarks owned by other parties. These agreements contain provisions for minimum guaranteed royalty and advertising payments based on anticipated sales. In any year, if the Company does not anticipate meeting the minimum sales amounts to satisfy the guaranteed minimum royalty and advertising amounts, the guaranteed minimum royalty and advertising amounts are accrued as sales occur in that year. In 2005, 2004 and 2003 sales of licensed products were approximately $530,000, $519,600 and $362,200, respectively. See Note 13 for additional discussion regarding commitments.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


(P) ADVERTISING: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. In addition, the Company conducts advertising related to certain products it manufactures and sells. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. Communication expense related to company-directed advertising is expensed as incurred. Company-directed advertising expense was $27,525 in 2005, $22,925 in 2004 and $6,991 in 2003. There were no significant amounts of production expenses associated with company-directed advertising deferred at January 28, 2006 and January 29, 2005.

(Q) INCOME TAXES: Income taxes are based upon income for financial reporting purposes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes.

(R) STOCK-BASED COMPENSATION: The Company has two stock-based employee compensation plans, which are described more fully in Note 9. These plans are accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost is reflected in the Consolidated Statement of Operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                           2005           2004           2003
                                                       -----------     -----------    -----------
Net earnings from continuing operations as reported    $    23,103     $    64,387    $    67,847

Stock-based employee compensation expense
   determined under fair value-based method for
   all stock option awards, net of tax effect               (7,404)         (3,710)        (2,721)
                                                       -----------     -----------    -----------
Pro-forma net earnings from continuing operations      $    15,699     $    60,677    $    65,126
                                                       ===========     ===========    ===========

Earnings per share from continuing operations:

Basic, as reported                                     $      0.86     $      2.34    $      2.56
Basic, pro-forma                                       $      0.58     $      2.21    $      2.46
Diluted, as reported                                   $      0.85     $      2.30    $      2.50
Diluted, pro-forma                                     $      0.58     $      2.16    $      2.40

Further discussion of the methodology and key assumptions used in developing the option fair values, as well as other information regarding the option plans, is included in Note 9.

(S) RECLASSIFICATIONS: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

(T) NEW ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R for public companies. The SEC's new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense in the statement of operations beginning on January 29, 2006, the first day of the first quarter of 2006. The Company expects that stock option expense will approximate $2,800 and $900 (both amounts after tax) in 2006 and 2007, respectively. The Company currently accounts for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Under APB Opinion 25, the Company has recognized the pro-forma expense for stock options over the stated vesting period. For employees who are eligible for retirement, SFAS No. 123R requires recognition of compensation expense from the date of grant through the date an employee first becomes eligible to retire. Upon adoption of SFAS No. 123R on January 29, 2006, the Company will recognize the remaining unamortized cost of stock options granted to employees who are eligible to retire. This will result in the acceleration of approximately $1,400 (after tax) of compensation expense into the first quarter of 2006 from the second, third and fourth quarters of 2006 and from 2007. The $1,400 of accelerated expense is included in the $2,800 of expense for 2006 set forth in the prior paragraph.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Management believes the Company is accounting for inventory in accordance with SFAS No. 151 and thus does not expect its adoption to have a material impact on its consolidated financial position or results of operations.

NOTE 2. IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES. During the second quarter of 2005, the Company announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing the Company's corporate objectives of increasing its penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of the Company's business operations. This reassessment was performed in the second quarter of 2005 and was directed by the Company's Chief Executive Officer who was named to that position during the second quarter. The strategic reassessment focused on the Company's businesses that had experienced profitability issues and considered the alignment of the businesses with the Company's refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and the Company's retail customers.

Under the 2005 Restructuring Plan, the Company:

     o Sold the Biflex and Dotti operations and shut down the remaining operations making up its Kellwood Intimate Apparel Group (Intimate Apparel) division;
     o Sold the David Brooks operation and shut down the remaining operations making up its Kellwood New England division;
     o Shut down its Private Label Menswear (which does not include the Company's Smart Shirts subsidiary) division;
     o Restructured its Oakland Operation by exiting several labels to better focus on developing the Koret brand; and
     o Made organization and support infrastructure changes for certain ongoing divisions and reviewed assumptions regarding future profitability and their effect on the realizability of fixed and intangible assets of certain brands, labels and operations.

The results of operations and impairment, restructuring and related non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net loss from discontinued operations and are not significant. See Note 4 for further information on the operating results and financial position of the discontinued businesses.

Costs associated with the 2005 Restructuring Plan include impairment of intangible assets, inventory and purchase commitment reserves, contractual obligations, employee severance and termination benefits, fixed asset impairment and sales allowances. The total cost of these actions is expected to be approximately $155,000 before tax ($110,000 after tax or $4.06 per diluted share). Of this amount, $122,314 before tax ($86,016 after tax or $3.17 per diluted share) was recorded in 2005. The remaining amounts will be charged in 2006 and later years as required by Generally Accepted Accounting Principles.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


The reduction in the total expected cost of the 2005 Restructuring Plan from the original estimate of $225,000 before tax ($155,000 after tax or $5.51 per diluted share) to the current estimate of $155,000 before tax ($110,000 after tax or $4.06 per diluted share) is due to a number of factors:

     o Much better than anticipated sales to existing customers without significant order cancellations or price concessions resulted in realization of inventory at higher than expected amounts;

     o The sales of the assets of Biflex, Dotti and David Brooks resulted in realization of inventory at higher than expected amounts;

     o New York office relocations, success in subleasing and assumptions by asset buyers were all better than anticipated, resulting in lower lease obligation costs;

     o Hiring of associates by the buyers of assets and attrition were better than planned, resulting in lower severance costs; and

     o Customer markdown support and chargebacks did not materialize at higher than normal levels to the extent anticipated.

The following table summarizes the total costs associated with the 2005 Restructuring Plan in 2005 and in 2006 and later for continuing and discontinued operations.

                               Continuing Operations          Discontinued Operations                 Total
                           ------------------------------  -----------------------------  -----------------------------
                               Pretax         After tax        Pretax         After tax       Pretax        After tax
                           --------------  --------------  --------------  -------------  -------------- --------------
2005                       $       50,366  $       35,508  $       71,948  $      50,508  $      122,314 $       86,016
2006 and later                     28,517          20,926           4,169          3,058          32,686         23,984
                           --------------  --------------  --------------  -------------  -------------- --------------
Total                      $       78,883  $       56,434  $       76,117  $      53,566  $      155,000 $      110,000
                           ==============  ==============  ==============  =============  ============== ==============

The impact of the actions in connection with the 2005 Restructuring Plan on the Company's reportable segments (before tax) is as follows:

                                Continuing Operations         Discontinued Operations                 Total
                           ------------------------------  -----------------------------  ------------------------------
                                              Provision                       Provision                     Provision
                                Total          through          Total          through         Total         through
                              Expected       January 28,      Expected       January 28,     Expected      January 28,
                                Cost            2006            Cost            2006           Cost            2006
                           --------------  --------------  --------------  -------------  --------------  --------------
Women's Sportswear         $       40,101  $       15,676  $       21,369  $      20,769  $       61,470  $       36,445
Men's Sportswear                        -               -          14,545         12,848          14,545          12,848
Other Soft Goods                    1,068             676          34,823         34,033          35,891          34,709
General Corporate                  37,714          34,014           5,380          4,298          43,094          38,312
                           --------------  --------------  --------------  -------------  --------------  --------------
   Total                   $       78,883  $       50,366  $       76,117  $      71,948  $      155,000  $      122,314
                           ==============  ==============  ==============  =============  ==============  ==============

Total cash outlays related to the 2005 Restructuring Plan are expected to be $20,000, net of tax benefits. Actions taken under the 2005 Restructuring Plan were substantially complete at the end of 2005.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

In 2005, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                                                Fiscal Year Ended January 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,450     $               2,266     $               4,716
Cost of products sold                                       5,575                    11,751                    17,326
Restructuring and other
   non-recurring charges                                    9,582                    33,000                    42,582
Impairment of goodwill
   and intangible assets                                   30,909                    18,657                    49,566
Fixed asset impairment                                      1,850                     6,274                     8,124
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              50,366     $              71,948     $             122,314
                                            =====================     =====================     =====================
Total after tax cost                        $              35,508     $              50,508     $              86,016
                                            =====================     =====================     =====================
Diluted loss per share                      $                1.31     $                1.86     $                3.17
                                            =====================     =====================     =====================

The major components of the impairment, restructuring and related non-recurring charges and the activity through January 28, 2006 included in continuing operations were as follows:

                                               2005                2005                2005           Accrual as of
                                            Provision           Reversals          Utilization      January 28, 2006
                                       ------------------  ------------------  ------------------  ------------------
Inventory and Purchase
   Commitment Reserves                 $            7,602  $           (2,027) $           (2,865) $            2,710
Fixed Asset Write-downs                             2,152                (302)             (1,850)                  -
Sales Allowances                                    2,450                   -              (2,400)                 50
Contractual Obligations                             9,247                (451)             (5,246)              3,550
Employee Severance and
   Termination Benefits                               786                   -                (266)                520
Impairment of Intangible Assets                    30,909                   -             (30,909)                  -
                                       ------------------  ------------------  ------------------  ------------------
Total                                  $           53,146  $           (2,780) $          (43,536) $            6,830
                                       ==================  ==================  ==================  ==================

The major components of the impairment, restructuring and related non-recurring charges and the activity through January 28, 2006 included in discontinued operations were as follows:

                                               2005                2005                2005           Accrual as of
                                            Provision           Reversals          Utilization      January 28, 2006
                                       ------------------  ------------------  ------------------  ------------------
Inventory and Purchase
   Commitment Reserves                 $           54,651  $          (42,900) $          (10,478) $            1,273
Fixed Asset Write-downs                             8,575              (2,301)             (6,274)                  -
Sales Allowances                                    5,110              (2,844)                  -               2,266
Contractual Obligations                            21,219              (1,901)             (9,011)             10,307
Employee Severance and
   Termination Benefits                            13,682                   -              (3,899)              9,783
Impairment of Intangible Assets                    18,657                   -             (18,657)                  -
                                       ------------------  ------------------  ------------------  ------------------
Total                                  $          121,894  $          (49,946) $          (48,319) $           23,629
                                       ==================  ==================  ==================  ==================

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Fixed Asset Impairment includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values less cost to sell. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for discontinued businesses, as a direct result of the discontinuance plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,500 employees. See Note 5 for more information on the Impairment of Intangible Assets.

The change in estimate related to the reversals of amounts originally provided for non-recurring inventory and purchase commitment reserves as part of discontinued operations resulted primarily from much better than anticipated sales to existing customers without significant order cancellations or price concessions. Additionally, the sales of the assets of Biflex, Dotti and David Brooks resulted in realization of inventory at close to its carrying value.

NOTE 3.  BUSINESS COMBINATIONS
On February 3, 2004 the Company completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm and Baby Phat brands. The Company believes Phat will add important labels to Kellwood's portfolio of brands. The purchase price (including acquisition costs) for Phat was $141,934 in cash. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which the Company exercised in February 2004. Additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price. The additional consideration for 2004 was $3,427, which was paid out during the second quarter of 2005 and was recorded as additional goodwill at January 29, 2005. The additional consideration for 2005 is estimated at $2,004, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2005.

The Phat acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of Phat are included in the Consolidated Financial Statements from the acquisition date. Phat is part of the Men's Sportswear segment.

On February 4, 2003 the Company completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). Briggs is a leading provider of women's pants and skirts for the moderate market to department stores and national chains.

The purchase price (including acquisition costs) for Briggs was $133,823 in cash and 0.5 million shares of Kellwood common stock valued at $11,891. Additional cash purchase consideration will be due if Briggs achieves certain specified financial performance targets through 2006. Such consideration, if earned, will be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. At this minimum level of performance, additional consideration of $2,000 would be paid for each of the four years after the acquisition (fiscal 2003 through fiscal 2006). The amount of consideration increases with increased levels of earnings. There is no maximum amount of incremental purchase price. The amount of consideration paid to Briggs based on its 2004 performance was $8,750, which was paid out during the first quarter of 2005 and was recorded as additional goodwill at January 29, 2005. The additional consideration for 2005 is estimated at $6,487, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2005.

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

                                            Phat                 Briggs
                                        -----------            -----------
       Cash                             $     5,437            $     2,434
       Other current assets                   3,331                 37,877
       Property, plant & equipment            2,940                  1,064
       Intangible assets                     89,340 (1)             67,878 (2)
       Goodwill                              48,060                 54,493
                                        -----------            -----------
       Total assets acquired                149,108                163,746
                                        ===========            ===========

       Current liabilities                    7,174                 18,032
                                        -----------            -----------

       Net assets acquired              $   141,934            $   145,714
                                        ===========            ===========

(1) Identified intangible assets related to the acquisition of Phat are trademarks ($86,290) and customer relationships ($3,050) with useful lives of 20 and 15 years, respectively, based on an independent appraisal. The amount of goodwill expected to be deductible for tax purposes is $48,060, not including additional consideration based on operating results.

(2) Identified intangible assets related to the acquisition of Briggs are trademarks ($32,011) and customer relationships ($35,867) with useful lives of 20 years each based on an independent appraisal. The amount of goodwill expected to be deductible for tax purposes is $54,493, not including increases related to additional consideration based on operating results.

NOTE 4. DISCONTINUED OPERATIONS
Related to the Company's 2005 Restructuring Plan, as discussed in Note 2, the Company's Private Label Menswear (which does not include the Company's Smart Shirts subsidiary) and several labels at its Oakland Operation were discontinued during the fourth quarter of 2005. During the third quarter of 2005, the Company's Intimate Apparel and Kellwood New England operations became discontinued. Prior to being classified as discontinued, Kellwood New England and the labels at the Oakland Operation were included in the Women's Sportswear segment, the Private Label Menswear operations were included in the Men's Sportswear segment, and Intimate Apparel was included in the Other Soft Goods segment.

During the fourth quarter of 2003, the Company discontinued its True Beauty by Emme(R) (True Beauty) operations. This included the termination of the related license agreement. Prior to being classified as discontinued, True Beauty was included in the Women's Sportswear segment.

During the third quarter of 2003, the Company finalized an agreement to sell its domestic and European hosiery (Hosiery) operations for $7,500 plus reimbursement of $2,800 for costs incurred by the Company in connection with the closure of certain facilities. As such, the operations of the Hosiery business were discontinued. The restructuring charges associated with the Hosiery operations were accrued in the opening balance sheet in connection with the Gerber acquisition. Adjustments to such estimates were offset to goodwill in 2003 and 2004 causing no impact to earnings. Prior to being classified as discontinued, the Hosiery operations were included in the Men's Sportswear segment.

The results of operations and impairment, restructuring and related non-recurring charges for the discontinued businesses (as discussed in Note
2) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued businesses are segregated in the accompanying Consolidated Balance Sheet.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2, are as follows:

                                                               Fiscal Year
                                            ------------------------------------------------
                                                  2005            2004             2003
                                            ---------------  --------------  ---------------
Net sales                                   $       289,254  $      355,729  $       426,619
                                            ===============  ==============  ===============
Impairment, restructuring and related
  non-recurring charges                     $        57,931  $            -  $             -
                                            ===============  ==============  ===============
(Loss) earnings before income taxes                 (89,040)          3,422          (10,698)
Income taxes                                        (27,524)          1,473          (10,242)
                                            ---------------  --------------  ---------------
Net (loss) earnings                         $       (61,516) $        1,949  $          (456)
                                            ===============  ==============  ===============

The 2005 income tax rate of 30.9% for discontinued operations, differs from the Company's overall tax rate due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan. The 2004 income tax rate of 43.1% for discontinued operations differs from the Company's overall 2004 tax rate due to foreign losses for which no benefit will be obtained. Additionally, in connection with the sale of the Hosiery business in 2003, an after-tax gain of approximately $2,580 was recorded and included in discontinued operations. The income tax benefit recognized in 2003 includes the benefit from a higher tax basis in the Hosiery operation's assets than that recorded for book purposes.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                                  2005             2004
                                                             --------------  ---------------
Cash                                                         $          241  $           385
Receivables                                                          27,032           71,036
Inventories                                                           2,113           61,744
Current deferred taxes and prepaid expenses                          33,289            5,838
                                                             --------------  ---------------
Current assets of discontinued operations                    $       62,675  $       139,003
                                                             ==============  ===============

Property, plant and equipment, net                           $           85  $         6,207
Intangible assets, net                                                    -           10,361
Goodwill                                                                  -            9,234
Other assets                                                            804            1,881
                                                             --------------  ---------------
Long-term assets of discontinued operations                  $          889  $        27,683
                                                             ==============  ===============

Accounts payable                                             $        7,779  $        24,815
Accrued liabilities                                                  23,109            6,887
                                                             --------------  ---------------
Current liabilities of discontinued operations               $       30,888  $        31,702
                                                             ==============  ===============

The Company retained the accounts receivable for the operations that were sold. Inventory amounts in 2005 are for product that could not be liquidated in 2005 but which has been substantially liquidated in February 2006. The accrued liabilities represent charges taken in connection with the 2005 Restructuring Plan that have not yet been paid.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill balances and changes therein since the beginning of 2004 by segment are as follows:

                                                        Women's           Men's            Other
                                                      Sportswear       Sportswear       Soft Goods         Total
                                                     ------------     ------------     ------------    -------------
Balance as of January 31, 2004                       $    129,117     $          -     $     27,166    $     156,283
Acquisition of Phat                                             -           48,060                -           48,060
Gerber realignment reserve reversal                             -                -             (953)            (953)
Adjustment to contingent purchase price
  for 2003                                                   (212)               -                -             (212)
Contingent purchase price for 2004                          8,209            3,330                -           11,539
Other                                                           -                -               30               30
                                                     ------------     ------------     ------------    -------------
Balance as of January 29, 2005                            137,114           51,390           26,243          214,747
Impairment charges                                        (20,045)               -                -          (20,045)
Adjustment to contingent purchase price
  for 2004                                                    541               97                -              638
Contingent purchase price for 2005                          6,487            2,004                -            8,491
                                                     ------------     ------------     ------------    -------------
Balance as of January 28, 2006                       $    124,097     $     53,491     $     26,243    $     203,831
                                                     ============     ============     ============    =============

Identifiable intangible assets that are being amortized are as follows:

                                        Life (1)         Gross         Accumulated           Net
                                         (Years)        Amount         Amortization       Book Value
                                        --------     ------------     ---------------    -------------

AS OF JANUARY 28, 2006:
Customer base                              20        $     46,708     $         7,934    $      38,774
Trademarks                                 20             130,356              17,844          112,512
License agreements                         19              13,931               5,190            8,741
Other                                      10                 662                 662                -
                                                     ------------     ---------------    -------------
Total intangibles                          19        $    191,657     $        31,630    $     160,027
                                                     ============     ===============    =============

AS OF JANUARY 29, 2005:
Customer base                              19        $     60,059     $        11,340    $      48,719
Trademarks                                 20             136,276              13,422          122,854
License agreements                         19              13,931               4,139            9,792
Other                                      11               2,502               2,270              232
                                                     ------------     ---------------    -------------
Total intangibles                          19        $    212,768     $        31,171    $     181,597
                                                     ============     ===============    =============

(1) Weighted Average - original lives

Amortization of identifiable intangible assets for continuing operations was $10,685 for 2005, $11,804 for 2004 and $7,902 for 2003. The $3,902 increase in amortization in 2004 from 2003 is due to the identifiable intangible assets related to Phat. Amortization expense for the years 2006 to 2010 is expected to be approximately $10,000 per year.

In connection with the restructuring activities described in Note 2 and pursuant to the Company's policies for assessing impairment of goodwill and long-lived assets, $29,279 and $20,287 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during 2005. These write-offs occurred in the second quarter of 2005. Of these amounts, $9,234 and $9,423 of goodwill and intangible assets, respectively, relate to reporting units that are included in discontinued operations as of and for the year ended January 28, 2006. Included in continuing operations is the write-off of $20,045 and $10,864 of goodwill and intangible assets, respectively. The remaining impairment charges of $10,864 for intangible assets and $20,045 for goodwill are discussed in the following paragraph.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company's annual impairment testing is performed in the fourth quarter. In 2004 and 2003, no impairment was indicated. In 2005, the Restructuring Plan was a triggering event that required impairment testing of certain reporting units' goodwill and intangible asset balances. The impairment resulting from the current test was due to current operating results and expectations regarding future results of the Company's dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of the Company's businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women's Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the reporting unit's goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20,045 and $10,864 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this reporting unit were recorded during the second quarter of 2005.

NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT
Notes Payable:
On October 20, 2004, the Company executed a $400,000 five-year unsecured, syndicated credit facility (the U.S. Revolving Credit Facility). The U.S. Revolving Credit Facility can be used for borrowings and/or letters of credit. Borrowings under the U.S. Revolving Credit Facility bore interest at LIBOR plus a spread ranging from 0.60% to 1.25% with such spread depending on the Company's consolidated leverage ratio. The U.S. Revolving Credit Facility contained certain customary covenants, which, among other things, restricted the Company's ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the U.S. Revolving Credit Facility included requirements that the Company satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant.

On September 1, 2005, the U.S. Revolving Credit Facility was amended to accommodate the impact of the 2005 Restructuring Plan and lower earnings from certain brands of women's sportswear included in the ongoing operations of the Company. The amendments to the U.S. Revolving Credit Facility changed the interest rate spread to LIBOR plus 0.60% to 1.45%, depending on the Company's consolidated leverage ratio. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated. The updated financial covenants include the exclusion of the charges related to the 2005 Restructuring Plan, a lowered pretax interest coverage threshold and modification of the consolidated leverage ratio. It is not expected that any of these provisions will restrict the Company from normal operations. The Company was in compliance with the amended covenants at the end of 2005. At January 28, 2006 and January 29, 2005, there were no borrowings outstanding under the U.S. Revolving Credit Facility. Letters of credit outstanding under the agreement were $18,929.

On December 21, 2005, the Company's Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is discussed in the long-term debt section of this footnote. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on the Company's Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict the Company's Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that the Company's Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. The Company was in compliance with the covenants of the Asian Credit Facility at the end of 2005. At January 28, 2006, there were $13,000 of borrowings outstanding under the Asian Revolving Credit Facility.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

In addition to the revolving credit facilities discussed above, the Company maintains informal uncommitted lines of credit, which totaled $35,859 at January 28, 2006. There were $565 of borrowings outstanding under these lines at January 28, 2006. The Company has $7,500 in outstanding letters of credit used by its foreign subsidiaries under these lines at January 28, 2006.

The weighted average interest rate on the notes payable was 5.8% as of January 28, 2006.

Long-term Debt:

Long-term debt is comprised of the following at January 28, 2006 and January 29, 2005:

                                                              January 28, 2006    January 29, 2005
                                                              ----------------    ----------------
3.50% 2004 Convertible Debentures due June 15, 2034           $        200,000    $        200,000
7.625% 1997 Debentures due October 15, 2017                            129,592             129,520
7.875% 1999 Debentures due July 15, 2009                               140,214             140,132
Asian Term Credit Facility                                              25,000                   -
Capital lease obligations, 6-8%                                              6                 154
                                                              ----------------    ----------------
                                                                       494,812             469,806
Less current maturities                                                     (6)               (149)
                                                              ----------------    ----------------
                                                              $        494,806    $        469,657
                                                              ================    ================

On December 21, 2005, the Company's Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. See the notes payable section of this footnote for a discussion of the revolving portion and additional information related to the Asian Credit Facility.

During the second quarter of 2004, the Company privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures are convertible into shares of Kellwood's common stock at an initial conversion rate of
18.7434 shares per one thousand dollars original principal amount of debentures (which is equivalent to an initial conversion price of $53.35 per share) if the last reported sale price of the common stock is greater than or equal to $70.05 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The holders may also convert the debentures into shares of Kellwood common stock prior to the stated maturity if the Company calls the debentures for redemption and under certain other circumstances. In July 2004, the Company irrevocably elected to satisfy in cash (in lieu of issuance of stock) 100% of the accreted principal amount of debentures converted. The Company may still satisfy the remainder of its conversion obligation to the extent it exceeds the accreted principal amount in cash or common stock or any combination thereof.

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

During 1997, $150,000 of 7.625% Debentures were issued under a shelf registration. Principal on the notes is due October 15, 2017. Interest is payable semi-annually on each April 15 and October 15. During 1999, $150,000 of 7.875% Debentures were issued under a shelf registration. Principal on the notes is due July 15, 2009. Interest is payable semi-annually on each January 15 and July 15. In prior fiscal years, the Company has purchased portions of these securities on the open market.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


During 2004 the Company paid off the private placement notes that were set to expire in 2005.

Aggregate maturities on long-term debt for the next five years are as follows: 2006 - $6; 2007 - $8,333; 2008 - $5,556; 2009 - $145,769; 2010 -
$5,556; 2011 & thereafter - $329,592.

A Singaporean shirt manufacturing joint venture 50% owned by the Company has a $5,056 credit facility. The Company has guaranteed one half of the borrowings under this facility. At January 28, 2006, $1,829 was outstanding under this facility.

NOTE 7.  LEASES
The Company leases substantially all of its office space, certain distribution facilities, retail outlet stores and certain machinery and equipment under operating leases having remaining terms ranging up to 9 years, excluding renewal terms. Rent under leases with scheduled rent changes or lease concessions is recorded on a straight-line basis over the lease term. Rent expense under all operating leases for 2005 totaled $30,431 ($30,492 for 2004 and $32,718 for 2003).

The future minimum lease payments under capital and operating leases at January 28, 2006 were as follows:

                                                   Capital       Operating
                                                 -----------    -----------
2006                                             $         6    $    25,009
2007                                                       -         22,116
2008                                                       -         15,372
2009                                                       -         11,151
2010                                                       -          6,007
Thereafter                                                 -          5,941
                                                 -----------    -----------
Total minimum lease payments                     $         6    $    85,596
                                                                ===========
Less amount representing interest                          -
                                                 -----------

Present value of net minimum lease payments      $         6
                                                 ===========

Minimum operating lease payments were not reduced for future minimum sublease rentals of approximately $4.

NOTE 8.  RETIREMENT BENEFITS
Various contributory and/or noncontributory retirement plans cover substantially all domestic and certain foreign employees. Total retirement benefits expense includes the following:

                                                  2005            2004            2003
                                              ------------    -----------     -----------

Defined contribution plans                    $      6,085    $     6,105     $     5,711
Single-employer defined benefit plans                1,309          1,815             862
Multi-employer defined benefit plan                    299            333             322
                                              ------------    -----------     -----------

Total retirement benefits expense             $      7,693    $     8,253     $     6,895
                                              ============    ===========     ===========

Defined Contribution Plans:
The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees.

Single-Employer Defined Benefit Plans:
The Company's Smart Shirts subsidiary maintains a defined benefit plan for certain of its employees. This plan was closed to new hires after December 1, 2000. The Company's Gerber subsidiary maintains a defined benefit plan for certain of its employees. This plan was frozen effective December 2002. The Company is using a December 31 measurement date for these plans.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Summarized information on the Company's single-employer defined benefit plans (Gerber and Smart Shirts) is as follows:

                                                                   2005            2004            2003
                                                                -----------     -----------    ------------
Components of Net Periodic Pension Cost:
   Service cost                                                 $       494     $       903    $        550
   Interest cost                                                      2,176           2,742           2,361
   Expected return on plan assets                                    (1,996)         (2,173)         (2,112)
   Amortization of prior service costs and actuarial losses             239             343              63
   Settlement loss                                                      396               -               -
                                                                -----------     -----------    ------------
   Net periodic pension cost                                    $     1,309     $     1,815    $        862
                                                                ===========     ===========    ============

The weighted average key actuarial assumptions used to determine:

   Benefit obligations:
     Discount rate                                                      5.4%            5.8%            6.0%
     Expected long-term rate of return on plan assets                   6.8%            6.8%            6.6%
   Net periodic benefit cost:
     Discount rate                                                      5.8%            6.0%            6.3%
     Expected long-term rate of return on plan assets                   6.8%            6.6%            7.3%
     Rate of compensation increases                                     3.0%            3.0%            2.8%

The market assumptions for the defined benefit plans are developed using several approaches, including an analysis of historical returns, developing an inflation expectation and real return risk premiums over inflation for each asset class, and developing returns based on the drivers of return for each asset class.

                                                                   2005            2004
                                                                -----------     -----------
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year                 $    41,123     $    40,125
Service cost                                                            753           1,423
Interest cost                                                         2,176           2,742
Actuarial (gain)/loss                                                  (368)          1,311
Settlement loss                                                         396               -
Benefits paid                                                        (3,975)         (4,478)
                                                                -----------     -----------
Projected benefit obligation, end of year                       $    40,105     $    41,123
                                                                ===========     ===========

Change in Plan Assets:
Fair value of plan assets, beginning of year                    $    32,154     $    30,422
Actual return on plan assets                                          2,607           3,981
Employer contributions                                                2,053           1,764
Employee contributions                                                  227             465
Benefits paid                                                        (3,975)         (4,478)
                                                                -----------     -----------
Fair value of plan assets, end of year                          $    33,066     $    32,154
                                                                ===========     ===========

                                                                   2005            2004
                                                                -----------     -----------
Reconciliation of funded status to prepaid pension cost:
Funded Status - Plan assets in excess of
  projected benefit obligation                                  $    (7,039)    $    (8,969)
Unamortized prior service costs                                          23              31
Unrecognized actuarial (gain)/loss                                   (1,156)             22
                                                                -----------     -----------
Accrued pension costs                                           $    (8,172)    $    (8,916)
                                                                ===========     ===========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Amounts recognized in the Consolidated Balance Sheet consist of the following:

                                                   2005            2004
                                                -----------     -----------
Prepaid pension costs                           $         -     $         -
Accrued pension cost                                 (8,337)        (10,367)
Accumulated other comprehensive income                  165           1,451
                                                -----------     -----------
Net amount recognized                           $    (8,172)    $    (8,916)
                                                ===========     ===========

The decrease in the minimum liability included in other comprehensive income in 2005 was $1,286 (a decrease of $844 for 2004). The accumulated benefit obligation for all defined benefit pension plans was $38,336 and $39,187 at January 28, 2006 and January 29, 2005, respectively. The Smart Shirts pension plan had an accumulated benefit obligation in excess of plan assets as follows:

                                                    Smart Shirts
                                            ---------------------------
                                                2005           2004
                                            ------------   ------------
Projected benefit obligation                $      9,452   $     10,457
Accumulated benefit obligation                     7,684          8,521
Fair value of plan assets                          7,453          7,197

The weighted average asset allocations for each of the Company's pension plans by asset category are as follows:

                                                 Gerber Plan Assets         Smart Shirts Plan Assets
                                            ---------------------------    --------------------------
Asset Category                                  2005           2004            2005           2004
--------------                              ------------   ------------    ------------   -----------
Equity securities                                    70%            71%             47%           41%
Debt securities                                      29%            28%             53%           57%
Other                                                 1%             1%              0%            2%
                                            ------------   ------------    ------------   -----------
                                                    100%           100%            100%          100%
                                            ============   ============    ============   ===========

Gerber's retirement assets are invested in a series of broadly diversified asset class specific portfolios. Assets are allocated to these funds in accordance with the strategic target allocation as follows: equity securities of 67%, debt securities of 30% and cash of 3%. Smart Shirts investment policies are to maintain solvency for the future, establish an overall average company contribution rate and ensure the ability to pay short-term distributions. The target allocations for the Smart Shirts plan assets are 60% debt securities and 40% equity securities.

The Company expects to contribute approximately $1,500 to its pension plans during 2006.

The Plans expect to make payments ranging from $2,200 to $3,500 annually for the next five years and payments totaling $17,200 for the years 2011 through 2015.

Multi-Employer Defined Benefit Plan:
Certain of the Company's subsidiaries make contributions to a multi-employer defined benefit plan on behalf of their participating employees. The plan administrator estimates that if the Company were to withdraw from the plan, its potential liability for unfunded plan benefits would be approximately $4,000 as of December 31, 2004, the date of the most recent actuarial valuation report.

NOTE 9.  STOCK PLANS
The amended Restricted Stock Compensation Plan of 1969 and the Corporate Development Incentive Plan of 1986 provide for the granting of common stock to key employees as performance and incentive bonuses. The shares granted may not be transferred, sold, pledged or otherwise disposed of prior to the lapse of certain restrictions. There was no expense recorded under these plans for 2005 ($0 for 2004 and $4,505 for 2003). At January 28, 2006, there were 1,001,624 shares available to be granted under these plans to qualified employees.

Options to purchase common stock have been granted to key employees under various plans at option prices not less than the fair market value on the date of the grant. At January 28, 2006, 181 officers and other key employees held options to purchase shares. The options expire 10 years after grant on dates ranging from May 30, 2006 to March 10, 2015 and are exercisable in cumulative installments only after stated intervals of time and are conditional upon active employment, except for periods following disability or retirement.
                                     56

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


The fair value of options granted (which is recorded as expense over the option vesting period in determining the pro forma impact), utilized in the disclosures contained in Note 1 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2005            2004           2003
                                           ----------      ----------     ----------

Expected option life                          6 years         6 years        6 years

Risk-free interest rate                          4.5%            3.0%           2.6%

Expected volatility of
   Kellwood stock                               33.6%           36.8%          37.7%

Expected dividend yield on                                                      2.1%
   Kellwood stock                                2.2%            1.5%        to 2.6%

The weighted-average grant date fair value of options granted was $9.36 for 2005, $14.58 for 2004 and $7.56 for 2003. Presented below is a summary of stock option plans' activity for the years and as of the dates shown:

                                          2005                         2004                         2003
                               ---------------------------  --------------------------  ---------------------------
                                                Exercise                    Exercise                     Exercise
(Shares in 000's)                 Options       Price (1)      Options      Price (1)      Options       Price (1)
                               ------------   ------------  -----------    -----------  ------------   ------------

Beginning Balance                     2,633   $     28.26         2,930    $     23.98         3,312   $      23.25
   Granted                              491         29.18           610          42.37           573          25.15
   Exercised                           (213)        20.41          (792)         23.50          (798)         21.87
   Forfeited or expired                (163)        31.48          (115)         26.68          (157)         23.54
                               ------------   -----------   -----------    -----------  ------------   ------------
Ending Balance                        2,748   $     28.84         2,633    $     28.26         2,930   $      23.98
                               ------------   -----------   -----------    -----------  ------------   ------------
Exercisable at
  Year-end                            1,705   $     30.02         1,048    $     24.15         1,354   $      24.11
                               ------------   -----------   -----------    -----------  ------------   ------------

Options outstanding and exercisable at January 28, 2006 include the following:

(Shares in 000's)                Options outstanding                     Options exercisable
                       ----------------------------------------        ----------------------
Range of               Remaining                      Exercise                      Exercise
Prices                 Life (1)        Options        Price (1)        Options      Price (1)
                       ---------       -------        ---------        -------      ---------
$16.13 - 16.97         3.7 years          176          $16.84             176        $16.84
$21.81 - 29.67         6.3 years        1,893           25.89             850         24.62
$32.28 - 36.00         2.3 years          149           32.38             149         32.38
$42.31 - 42.37         8.1 years          530           42.37             530         42.37
                       ---------        -----          ------           -----        ------
$16.13 - 42.37         6.3 years        2,748          $28.84           1,705        $30.02
                                        =====          ======           =====        ======

(1) Weighted Average

On March 10, 2005, the Company's Board of Directors approved an acceleration of the exercisability of all unvested portions of stock options granted to employees and executive officers on March 4, 2004, pursuant to the Kellwood Company 1995 Omnibus Incentive Stock Plan. These options have an exercise price greatly in excess of current stock price (are underwater), and are not fully achieving the original objective of incentive compensation. The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once FASB Statement No. 123R (Share Based Payment) becomes effective in 2006. Due to the significant difference between the current stock price and the option exercise price, it is unlikely that the expense otherwise required will accurately reflect compensation received.

There were approximately 455,000 unvested options, having an exercise price of $42.37 per share subject to this acceleration (approximately 100,000 of these options are held by the executive officers). Pro forma compensation expense disclosed in Note 1 for the year ended January 28, 2006 includes $3,356 after tax ($4,935 before tax) related to the acceleration of these options.
                                     57

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 10.  CAPITAL STOCK
The reported outstanding shares of common stock have been reduced by treasury stock totaling 8,435,267 shares at January 28, 2006 (6,402,435 shares at January 29, 2005).

Authorized capital includes 500,000 shares of preferred stock, none of which have been issued.

The Company has adopted a Rights Agreement. Each outstanding common share has associated with it one right to purchase a specified amount of Series A Junior Preferred Stock at a stipulated price in certain circumstances related to changes in the ownership of the common shares of the Company. There are 160,000 shares of Preferred Stock reserved for the exercise of the rights. None of the rights were exercisable as of January 28, 2006.

In July 2005, the Company announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized the Company to repurchase, at the Company's discretion, up to ten percent of the outstanding shares of its common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, the Company repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Consolidated Balance Sheet.

NOTE 11.  INCOME TAXES
The provision (benefit) for income taxes for continuing operations consists of the following:

                                                           2005           2004           2003
                                                       -----------     -----------    -----------
Current:
   Domestic:
       Federal                                         $    (2,778)    $    12,070    $    35,071
       State                                                 1,517             646          2,802
   Foreign                                                   5,514           4,970          4,234
                                                       -----------     -----------    -----------
Total current provision for income taxes                     4,253          17,686         42,107
Deferred (primarily federal)                                 2,353          15,145         (7,195)
Effect of repatriation of foreign earnings                 (13,000)              -              -
                                                       -----------     -----------    -----------
Total (benefit) provision for income taxes             $    (6,394)    $    32,831    $    34,912
                                                       ===========     ===========    ===========

The sources of (loss) income before income taxes are:
   United States                                       $   (11,690)    $    70,175    $    75,417
   Foreign                                                  28,399          27,043         27,342
                                                       -----------     -----------    -----------
Kellwood total                                         $    16,709     $    97,218    $   102,759
                                                       ===========     ===========    ===========

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During 2005, the Company adopted a formal domestic reinvestment plan that resulted in the repatriation of $160,000 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13,000 recorded during the second quarter of 2005 due to the reversal of $23,500 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10,500 of taxes provided on earnings to be repatriated.

The Company's effective tax rate on pretax earnings from continuing operations, excluding charges associated with the 2005 Restructuring Plan and the $13,000 effect of the repatriation described above, was lowered in 2005 (32.0% in 2005 versus 33.8% in 2004) as the incremental U.S. tax on current year foreign earnings were significantly less.

The Company's effective tax rate on all charges associated with the 2005 Restructuring Plan was 29.7%. This effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of the goodwill impairment recorded under the 2005 Restructuring Plan.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


Current income taxes are the amounts payable under the respective tax regulations on each year's earnings and on foreign earnings remitted during the year. A reconciliation of the federal statutory income tax rate to the effective tax rate (including impairment, restructuring and related non-recurring charges and repatriation) is as follows:

                                                2005                        2004                        2003
                                     --------------------------  --------------------------  --------------------------
                                        Dollars     Percentage      Dollars     Percentage      Dollars     Percentage
                                     ------------  ------------  ------------  ------------  ------------  ------------
Statutory rate                       $      5,848        35.0%   $     34,026        35.0%   $     35,966        35.0%
State taxes, net of federal benefit         1,108         6.6%          1,245         1.3%          1,388         1.3%
Foreign tax rate differential              (4,430)      (26.5%)        (1,403)       (1.4%)        (2,525)       (2.5%)
Non-deductible impairment                   2,866        17.2%              -         0.0%              -         0.0%
Other                                       1,214         7.2%         (1,037)       (1.1%)            83         0.2%
                                     ------------  ------------  ------------  -----------   ------------  -----------
   Prior to repatriation benefit            6,606        39.5%         32,831        33.8%         34,912        34.0%
Repatriation benefit                      (13,000)      (77.8%)             -         0.0%              -         0.0%
                                     ------------  -----------   ------------  -----------   ------------  -----------
   Total                             $     (6,394)      (38.3%)  $     32,831        33.8%   $     34,912        34.0%
                                     ============  ===========   ============  ===========   ============  ===========

Deferred income tax assets and liabilities consisted of the following:

                                                            2005                2004
                                                       ---------------     --------------
Deferred tax assets
   Employee related costs                              $        18,033     $       19,142
   Allowance for asset valuations                               17,030             21,262
   Other                                                        10,056              9,593
                                                       ---------------     --------------
Net deferred income tax assets                         $        45,119     $       49,997
                                                       ---------------     --------------

Deferred tax liabilities
   Depreciation and amortization                       $       (15,928)    $      (22,243)
   Other                                                        (5,067)           (27,006)
                                                       ---------------     --------------
Net deferred income tax liabilities                    $       (20,995)    $      (49,249)
                                                       ---------------     --------------

Net deferred income tax assets / (liabilities)         $        24,124     $          748
                                                       ===============     ==============

Included in:
    Current deferred taxes and prepaid expenses        $        26,407     $       31,728
    Deferred income taxes and other                             (2,283)           (30,980)
                                                       ---------------     --------------
Net deferred income tax assets / (liabilities)         $        24,124     $          748
                                                       ===============     ==============

As of January 28, 2006 and January 29, 2005, the other deferred tax asset shown above consists substantially of deferred tax assets for accrued expenses not deductible until paid. As of January 29, 2005, the other deferred tax liability shown above consists substantially of deferred tax liabilities for undistributed foreign earnings not considered to be permanently invested. As of January 28, 2006 and January 29, 2005, there were no valuation allowances recognized for deferred tax assets.

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are currently expected to be permanently reinvested abroad. The Company had no undistributed foreign earnings that it currently considers to be permanently reinvested abroad through January 28, 2006 as a result of the repatriation of foreign earnings during 2005.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 12.  EARNINGS (LOSS) PER SHARE
Earnings (loss) per share have been calculated as follows:

                                                           2005           2004           2003
                                                       -----------     -----------    -----------
Numerators:
   Net earnings from continuing operations             $    23,103     $    64,387    $    67,847
   Net (loss) earnings from discontinued operations        (61,516)          1,949           (456)
                                                       -----------     -----------    -----------
   Net (loss) earnings                                 $   (38,413)    $    66,336    $    67,391
                                                       ===========     ===========    ===========

Denominators (000's):
    Average shares outstanding - Basic                      26,986          27,504         26,499
    Impact of stock options                                    108             535            601
                                                       -----------     -----------    -----------
    Average shares outstanding - Diluted                    27,094          28,039         27,100
                                                       -----------     -----------    -----------

Continuing operations                                  $      0.86     $      2.34    $      2.56
Discontinued operations                                      (2.28)           0.07          (0.02)
                                                       -----------     -----------    -----------
   Basic (loss) earnings per share                     $     (1.42)    $      2.41    $      2.54
                                                       ===========     ===========    ===========

Continuing operations                                  $      0.85     $      2.30    $      2.50
Discontinued operations                                      (2.27)           0.07          (0.02)
                                                       -----------     -----------    -----------
   Diluted (loss) earnings per share                   $     (1.42)    $      2.37    $      2.49
                                                       ===========     ===========    ===========

The calculation of diluted earnings per share excludes the impact of the contingent convertible debt for 2005 and 2004, and 2,318,975 and 601,000 stock options in 2005 and 2004, respectively, because to include them would have been antidilutive.

NOTE 13.  COMMITMENTS AND CONTINGENCIES
The Company is currently party to various legal proceedings. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

The Company has exclusive license agreements to market apparel under trademarks owned by other parties. These include Calvin Klein(R) and IZOD(R) for women's sportswear, Def Jam(TM) for men's and women's sportswear, Liz Claiborne(R) for women's dresses and suits and XOXO(R) for junior's sportswear and dresses. These agreements contain provisions for minimum royalty and advertising payments based on anticipated sales in future periods. In 2005 the royalty and advertising expense for these agreements totaled $26,701 and $11,055, respectively ($26,896 and $12,727 in 2004 and
$17,061 and $1,948 in 2003).

Detail of the future minimum payments for all license agreements is as follows:

                                         Royalties     Advertising
                                        -----------    ------------
2006                                    $    23,136    $     11,597
2007                                         18,588          10,611
2008                                         13,420           8,643
2009                                             50               -
2010                                             50               -
Thereafter                                       50               -
                                        -----------    ------------
Total                                   $    55,294    $     30,851
                                        ===========    ============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 14.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company and its subsidiaries are principally engaged in the apparel and related soft goods industries. The Company's operations are managed in a number of divisions that are organized around individual product lines and brands. These divisions are aggregated into three major consumer market product groupings along with General Corporate, which represent the Company's reportable segments. These segments are:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to specialty stores, department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Dorby(TM), My Michelle(R) and Briggs New York(R). Calvin Klein(R), XOXO(R), IZOD(R), Liz Claiborne(R) Dresses and Suits and David Meister(TM) are produced under licensing agreements.

     o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Nautica(R), Claiborne(R) and Dockers(R) dress shirts and Phat Farm(R) and Northern Isles(R) sportswear.

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

Segment net assets measures net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill, net intangibles and certain corporate assets, including capitalized software and debt and cash balances, are accounted for at the corporate level and as a result are included in the General Corporate segment net assets. Amortization of intangibles is accounted for at the corporate level and is not allocated to the segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

                                 KELLWOOD COMPANY AND SUBSIDIARIES
                                 ---------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      ------------------------------------------------------
                          (Dollars in thousands, except per share data)

                                                     2005              2004              2003
                                                 -------------    --------------    -------------
Net sales:
   Women's Sportswear                            $   1,244,712    $    1,389,464    $   1,305,881
   Men's Sportswear                                    498,061           505,318          361,085
   Other Soft Goods                                    319,371           305,194          304,019
                                                 -------------    --------------    -------------
   Kellwood net sales                            $   2,062,144    $    2,199,976    $   1,970,985
                                                 =============    ==============    =============

Segment earnings:
   Women's Sportswear                            $      61,867    $       97,817    $     115,360
   Men's Sportswear                                     43,262            52,645           39,463
   Other Soft Goods                                     31,205            28,211           25,312
   General Corporate                                   (44,705)          (45,917)         (47,144)
                                                 -------------    --------------    -------------
   Total segments                                       91,629           132,756          132,991

Amortization of intangible assets                       10,685            11,804            7,902
Impairment, restructuring and
  related non-recurring charges                         42,341                 -                -
Interest expense, net                                   23,240            25,860           24,676
Other (income) and expense, net                         (1,346)           (2,126)          (2,346)
                                                 -------------    --------------    -------------
Earnings before income taxes                     $      16,709    $       97,218    $     102,759
                                                 =============    ==============    =============

Net assets at end of year:
   Women's Sportswear                            $     184,919    $      266,336    $     262,450
   Men's Sportswear                                    111,426           160,060          133,350
   Other Soft Goods                                     38,030            51,893           43,323
   General Corporate                                   242,316           100,251           84,804
                                                 -------------    --------------    -------------
   Continuing operations                               576,691           578,540          523,927
   Discontinued operations                              32,676           134,984          115,761
                                                 -------------    --------------    -------------
   Kellwood total                                $     609,367    $      713,524    $     639,688
                                                 =============    ==============    =============

Capital expenditures:
   Women's Sportswear                            $       3,325    $        4,762    $       7,272
   Men's Sportswear                                     11,783             8,961            5,989
   Other Soft Goods                                        354               915              579
   General Corporate                                     4,190             8,679            7,582
                                                 -------------    --------------    -------------
   Continuing operations                                19,652            23,317           21,422
   Discontinued operations                                 (70)            4,119              335
                                                 -------------    --------------    -------------
   Kellwood total                                $      19,582    $       27,436    $      21,757
                                                 =============    ==============    =============

Depreciation expense:
   Women's Sportswear                            $       6,237    $        6,499    $       6,251
   Men's Sportswear                                      8,854             8,110            7,729
   Other Soft Goods                                      1,351             2,147            2,540
   General Corporate                                     9,793             9,147            7,658
                                                 -------------    --------------    -------------
   Continuing operations                                26,235            25,903           24,178
   Discontinued operations                               1,065             1,249            2,152
                                                 -------------    --------------    -------------
   Kellwood total                                $      27,300    $       27,152    $      26,330
                                                 =============    ==============    =============


Substantially all sales are to U.S. customers. Sales and transfers between segments were not significant. Approximately $30,977 of the Company's net property, plant and equipment is located in Asia.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 15.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On March 15, 2005, certain of the Company's subsidiaries became guarantors of the Company's public debt. Each subsidiary guarantor is wholly owned by the Company and organized in the United States. All guarantees are full and unconditional. Non-guarantors primarily consist of subsidiaries of the Company, which are organized outside the United States. The following condensed consolidating statements of earnings, balance sheets and statements of cash flows have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED JANUARY 28, 2006

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
Net sales                              $   1,049,666   $     840,793   $       506,228   $     (334,543)  $   2,062,144
Costs and expenses:
   Cost of products sold                     890,887         640,680           438,659         (332,793)      1,637,433
   SG&A                                      169,502         125,298            40,032           (1,750)        333,082
   Amortization of intangible assets             333          10,352                 -                -          10,685
   Impairment, restructuring and
     related non-recurring charges            42,128               -               213                -          42,341
   Interest expense, net                      24,865            (142)           (1,483)               -          23,240
   Intercompany interest expense, net          9,219          (9,219)                -                -               -
   Other (income) and expense, net               (69)           (165)           (1,112)               -          (1,346)
   Intercompany other (income) and
     expense, net                             39,186         (39,186)                -                -               -
                                       -------------   -------------   ---------------   --------------   -------------
Earnings before income taxes                (126,385)        113,175            29,919                -          16,709
Income taxes                                 (58,940)         46,160             6,386                -          (6,394)
Equity in earnings of subsidiaries            90,548           1,029                 -          (91,577)              -
                                       -------------   -------------   ---------------   --------------   -------------
Net earnings from continuing
   operations                                 23,103          68,044            23,533          (91,577)         23,103
Net earnings (loss) from discontinued
   operations                                (61,516)         (6,087)           (2,050)           8,137         (61,516)
                                       -------------   -------------   ---------------   --------------   -------------
Net earnings                           $     (38,413)  $      61,957   $        21,483   $      (83,440)  $     (38,413)
                                       =============   =============   ===============   ==============   =============

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


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED JANUARY 29, 2005

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------

Net sales                              $  1,115,383    $     921,352   $       560,815   $     (397,574)  $   2,199,976
Costs and expenses:
   Cost of products sold                    921,550          702,703           492,814         (396,257)      1,720,810
   SG&A                                     172,483          133,567            41,677           (1,317)        346,410
   Amortization of intangible assets            481           11,284                39                -          11,804
   Interest expense, net                     26,105             (951)              706                -          25,860
   Intercompany interest expense, net         3,867           (3,867)                -                -               -
   Other (income) and expense, net             (173)             278            (2,231)               -          (2,126)
   Intercompany other (income) and
     expense, net                            41,758          (41,758)                -                -               -
                                       ------------    -------------   ---------------   --------------   -------------
Earnings before income taxes                (50,688)         120,096            27,810                -          97,218
Income taxes                                (20,248)          47,974             5,105                -          32,831
Equity in earnings of subsidiaries           94,827             (254)                -          (94,573)              -
                                       ------------    -------------   ---------------   --------------   -------------
Net earnings from continuing
   operations                                64,387           71,868            22,705          (94,573)         64,387
Net earnings (loss) from discontinued
   operations                                 1,949           (2,409)             (195)           2,604           1,949
                                       ------------    -------------   ---------------   --------------   -------------
Net earnings                           $     66,336    $      69,459   $        22,510   $      (91,969)  $      66,336
                                       ============    =============   ===============   ==============   =============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED JANUARY 31, 2004

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
Net sales                              $     923,369   $     909,783   $       437,164   $     (299,331)  $   1,970,985
Costs and expenses:
   Cost of products sold                     764,489         720,915           366,465         (299,331)      1,552,538
   SG&A                                      131,261         111,301            42,894                -         285,456
   Amortization of intangible assets           1,001           6,857                44                -           7,902
   Interest expense, net                      24,817          (1,430)            1,289                -          24,676
   Intercompany interest expense, net          6,974          (6,974)                -                -               -
   Other (income) and expense, net            (1,129)           (286)             (931)               -          (2,346)
   Intercompany other (income) and
     expense, net                             48,788         (48,788)                -                -               -
                                       -------------   -------------   ---------------   --------------   -------------
Earnings before income taxes                 (52,832)        128,188            27,403                -         102,759
Income taxes                                 (21,489)         52,142             4,259                -          34,912
Equity in earnings of subsidiaries            99,190            (514)                -          (98,676)              -
                                       -------------   -------------   ---------------   --------------   -------------
Net earnings from continuing
   operations                                 67,847          75,532            23,144          (98,676)         67,847
Net earnings (loss) from discontinued
   operations                                   (456)             95             1,221           (1,316)           (456)
                                       -------------   -------------   ---------------   --------------   -------------
Net earnings                           $      67,391   $      75,627   $        24,365   $      (99,992)  $      67,391
                                       =============   =============   ===============   ==============   =============

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

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 28, 2006

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents           $    430,759    $       1,895   $           171   $            -   $     432,825
   Receivables, net                        (151,352)         422,504            22,892                -         294,044
   Inventories                               76,994           72,482            56,927                -         206,403
   Current deferred taxes and
     prepaid expenses                        39,334            3,591             3,432                -          46,357
   Current assets of
     discontinued operations                 61,392            1,204                79                -          62,675
                                       ------------    -------------   ---------------   --------------   -------------
     Total current assets                   457,127          501,676            83,501                -       1,042,304
Property, plant and equipment, net           36,007           10,333            33,397                -          79,737
Intercompany (payable) receivable          (425,194)         443,461           (18,267)               -               -
Intangible assets, net                        2,556          157,471                 -                -         160,027
Goodwill                                      5,343          198,488                 -                -         203,831
Investments in subsidiaries               1,219,180            1,767                 -       (1,220,947)              -
Other assets                                 18,176            2,616             6,066                -          26,858
Long-term assets of discontinued
   operations                                   884                -                 5                -             889
                                       ------------    -------------   ---------------   --------------   -------------
Total assets                           $  1,314,079    $   1,315,812   $       104,702   $   (1,220,947)  $   1,513,646
                                       ============    =============   ===============   ==============   =============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
   Notes payable and current
     portion of long-term debt         $          -    $           6   $        13,565   $            -   $      13,571
   Accounts payable                          74,488           64,879            31,547                -         170,914
   Other accrued expenses                    91,557           27,829            18,307                -         137,693
   Current liabilities of
     discontinued operations                 32,153             (921)             (344)               -          30,888
                                       ------------    -------------   ---------------   --------------   -------------
     Total current liabilities              198,198           91,793            63,075                -         353,066
Long-term debt                              469,806                -            25,000                -         494,806
Deferred income taxes and other              36,708           19,577               122                -          56,407
Shareowners' equity                         609,367        1,204,442            16,505       (1,220,947)        609,367
                                       ------------    -------------   ---------------   --------------   -------------
Total liabilities and
   shareowners' equity                 $  1,314,079    $   1,315,812   $       104,702   $   (1,220,947)  $   1,513,646
                                       ============    =============   ===============   ==============   =============

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


CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 29, 2005

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents           $    226,687    $       3,278   $        31,044   $            -   $     261,009
   Receivables, net                          18,321          271,728            20,612                -         310,661
   Inventories                              124,367           79,178            66,313                -         269,858
   Current deferred taxes and
     prepaid expenses                        41,561            3,525             4,297                -          49,383
   Current assets of
     discontinued operations                130,297            5,965             2,741                -         139,003
                                       ------------    -------------   ---------------   --------------   -------------
     Total current assets                   541,233          363,674           125,007                -       1,029,914
Property, plant and equipment, net           45,410           13,797            30,393                -          89,600
Intercompany (payable) receivable          (506,457)         461,723            44,734                -               -
Intangible assets, net                        2,910          178,687                 -                -         181,597
Goodwill                                      5,344          209,403                 -                -         214,747
Investments in subsidiaries               1,296,770              737                 -       (1,297,507)              -
Other assets                                 27,919            2,828             5,604                -          36,351
Long-term assets of discontinued
   operations                                15,322           11,850               511                -          27,683
                                       ------------    -------------   ---------------   --------------   -------------
Total assets                           $  1,428,451    $   1,242,699   $       206,249   $   (1,297,507)  $   1,579,892
                                       ============    =============   ===============   ==============   =============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
   Notes payable and current
     portion of long-term debt         $          -    $         149   $             -   $            -   $         149
   Accounts payable                          83,197           48,939            26,805                -         158,941
   Other accrued expenses                    65,351           29,862            23,000                -         118,213
   Current liabilities of
     discontinued operations                 27,682            2,749             1,271                -          31,702
                                       ------------    -------------   ---------------   --------------   -------------
     Total current liabilities              176,230           81,699            51,076                -         309,005
Long-term debt                              469,652                5                 -                -         469,657
Deferred income taxes and other              69,045           18,510               151                -          87,706
Shareowners' equity                         713,524        1,142,485           155,022       (1,297,507)        713,524
                                       ------------    -------------   ---------------   --------------   -------------
Total liabilities and
   shareowners' equity                 $  1,428,451    $   1,242,699   $       206,249   $   (1,297,507)  $   1,579,892
                                       ============    =============   ===============   ==============   =============

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


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED JANUARY 28, 2006

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES      $     133,501   $      96,491   $        36,486   $      (36,350)  $     230,128
                                       -------------   -------------   ---------------   --------------   -------------

INVESTING ACTIVITIES:
Additions to property, plant and
   equipment                                  (6,895)         (2,134)          (10,553)               -         (19,582)
Acquisitions, net of cash acquired           (12,178)              -                 -                -         (12,178)
Receipts for subordinated
   note receivable                             2,750               -                 -                -           2,750
Dispositions of fixed assets                  (4,457)          3,611             1,628                -             782
                                       -------------   -------------   ---------------   --------------   -------------
Net cash (used in) provided by
   investing activities                      (20,780)          1,477            (8,925)               -         (28,228)
                                       -------------   -------------   ---------------   --------------   -------------

FINANCING ACTIVITIES:
Borrowings of long-term debt                       -               -            25,000                -          25,000
Net borrowings (repayments) of
   notes payable                                   -               -            13,565                -          13,565
Dividends paid                               (17,361)              -                 -                -         (17,361)
Stock purchases under Stock
   Repurchase Plan                           (55,430)              -                 -                -         (55,430)
Stock transactions under
   incentive plans                             4,142               -                 -                -           4,142
Intercompany dividends                       160,000         (99,351)          (96,999)          36,350               -
                                       -------------   -------------   ---------------   --------------   -------------
Net cash provided by
   (used in) financing activities             91,351         (99,351)          (58,434)          36,350         (30,084)
                                       -------------   -------------   ---------------   --------------   -------------

Net change in cash and cash
   equivalents                               204,072          (1,383)          (30,873)               -         171,816
Cash and cash equivalents,
   beginning of year                         226,687           3,278            31,044                -         261,009
                                       -------------   -------------   ---------------   --------------   -------------
Cash and cash equivalents,
   end of year                         $     430,759   $       1,895   $           171   $            -   $     432,825
                                       =============   =============   ===============   ==============   =============

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


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED JANUARY 29, 2005

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES      $      52,635   $      91,274   $         8,652   $      (91,377)  $      61,184
                                       -------------   -------------   ---------------   --------------   -------------

INVESTING ACTIVITIES:
Additions to property, plant and
   equipment                                 (14,604)         (3,133)           (9,699)               -         (27,436)
Acquisitions, net of cash acquired          (144,722)              -                 -                -        (144,722)
Receipts for subordinated
   note receivable                             2,063               -                 -                -           2,063
Dispositions of fixed assets                     166             134               136                -             436
                                       -------------   -------------   ---------------   --------------   -------------
Net cash used in
   investing activities                     (157,097)         (2,999)           (9,563)               -        (169,659)
                                       -------------   -------------   ---------------   --------------   -------------

FINANCING ACTIVITIES:
Borrowings of long-term debt                 195,343               -                 -                -         195,343
Repayments of long-term debt                  (4,448)              -                 -                -          (4,448)
Dividends paid                               (17,584)              -                 -                -         (17,584)
Stock transactions under
   incentive plans                            17,495               -                 -                -          17,495
Intercompany dividends                             -         (86,644)           (4,733)          91,377               -
                                       -------------   -------------   ---------------   --------------   -------------
Net cash provided by
   (used in) financing activities            190,806         (86,644)           (4,733)          91,377         190,806
                                       -------------   -------------   ---------------   --------------   -------------

Net change in cash and cash
   equivalents                                86,344           1,631            (5,644)               -          82,331
Cash and cash equivalents,
   beginning of year                         140,343           1,647            36,688                -         178,678
                                       -------------   -------------   ---------------   --------------   -------------
Cash and cash equivalents,
   end of year                         $     226,687   $       3,278   $        31,044   $            -   $     261,009
                                       =============   =============   ===============   ==============   =============

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


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED JANUARY 31, 2004

                                          Kellwood
                                           Company       Subsidiary       Subsidiary      Consolidating    Consolidated
                                          (Parent)       Guarantors     Non-Guarantors     Adjustments         Total
                                       -------------   -------------   ---------------   --------------   -------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES      $     139,245   $     195,634   $        48,878   $     (231,839)  $     151,918
                                       -------------   -------------   ---------------   --------------   -------------

INVESTING ACTIVITIES:
Additions to property, plant and
  equipment                                  (11,054)         (3,388)           (7,315)               -         (21,757)
Acquisitions, net of cash acquired          (134,537)              -                 -                -        (134,537)
Receipts for subordinated
   note receivable                             2,062               -                 -                -           2,062
Dispositions of fixed assets                     405           1,821             3,467                -           5,693
                                       -------------   -------------   ---------------   --------------   -------------
Net cash used in
   investing activities                     (143,124)         (1,567)           (3,848)               -        (148,539)
                                       -------------   -------------   ---------------   --------------   -------------

FINANCING ACTIVITIES:
Net borrowings (repayments) of
   notes payable                                (636)              -                 -                -            (636)
Repayments of long-term debt                 (30,891)              -                 -                -         (30,891)
Dividends paid                               (16,982)              -                 -                -         (16,982)
Stock transactions under
   incentive plans                            14,292               -                 -                -          14,292
Intercompany dividends                             -        (202,368)          (29,471)         231,839               -
                                       -------------   -------------   ---------------   --------------   -------------
Net cash (used in) provided by
   financing activities                      (34,217)       (202,368)          (29,471)         231,839         (34,217)
                                       -------------   -------------   ---------------   --------------   -------------

Net change in cash and cash
   equivalents                               (38,096)         (8,301)           15,559                -         (30,838)
Cash and cash equivalents,
   beginning of year                         178,439           9,948            21,129                -         209,516
                                       -------------   -------------   ---------------   --------------   -------------
Cash and cash equivalents,
   end of year                         $     140,343   $       1,647   $        36,688   $            -   $     178,678
                                       =============   =============   ===============   ==============   =============

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            First          Second           Third          Fourth
                                                       --------------  --------------  --------------  --------------
Quarter
FISCAL 2005:
   Net sales                                           $      553,547  $      488,196  $      546,961  $      473,440
   Gross profit                                               123,333          99,432         109,499          92,447

   Net earnings (loss) from continuing operations              15,111          (6,920)          9,665           5,247
   Net (loss) earnings from discontinued operations            (3,292)        (72,013)          6,523           7,266
                                                       --------------  --------------  --------------  --------------
   Net earnings (loss)                                 $       11,819  $      (78,933) $       16,188  $       12,513
                                                       ==============  ==============  ==============  ==============

   Diluted earnings (loss) per share:
      Continuing operations                            $         0.54  $        (0.25) $         0.36  $         0.20
      Discontinued operations                                   (0.12)          (2.59)           0.24            0.28
                                                       --------------  --------------  --------------  --------------
      Net earnings (loss)                              $         0.42  $        (2.84) $         0.60  $         0.49
                                                       ==============  ==============  ==============  ==============

FISCAL 2004:
   Net sales                                           $      602,732  $      482,517  $      619,216  $      495,511
   Gross profit                                               141,205         106,710         129,476         101,775

   Net earnings from continuing operations                     27,033           8,487          24,974           3,893
   Net (loss) earnings from discontinued operations              (722)           (742)            247           3,166
                                                       --------------  --------------  --------------  --------------
   Net earnings                                        $       26,311  $        7,745  $       25,221  $        7,059
                                                       ==============  ==============  ==============  ==============

   Diluted earnings (loss) per share:
      Continuing operations                            $         0.97  $         0.30  $         0.89  $         0.14
      Discontinued operations                                   (0.03)          (0.03)           0.01            0.11
                                                       --------------  --------------  --------------  --------------
      Net earnings (loss)                              $         0.95  $         0.28  $         0.90  $         0.25
                                                       ==============  ==============  ==============  ==============

Included in net earnings (loss) from continuing operations and net earnings
(loss) from discontinued operations in the second quarter of 2005 were charges taken in connection with the 2005 Restructuring Plan of $25,951 and $67,398, respectively. The net charges associated with the 2005 Restructuring Plan decreased net earnings from continuing operations in the third and fourth quarters of 2005 by $7,409 and $2,146, respectively, while the net reversal of charges associated with the 2005 Restructuring Plan increased net earnings from discontinued operations in the third and fourth quarters of 2005 by $8,162 and $8,725, respectively. Reversals of previously recorded expenses were $1,233 and $1,547 for continuing operations in the third and fourth quarters of 2005, respectively, and $21,983 and $27,963 for discontinued operations in the third and fourth quarters of 2005, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K.

                     KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           ------------------------------------------------------
                (Dollars in thousands, except per share data)


ITEM 9A. CONTROLS AND PROCEDURES (CONTINUED)

REMEDIATION OF THE MATERIAL WEAKNESS
As reported in Item 9A of the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended January 29, 2005, the Company did not maintain effective controls over the completeness and accuracy of accruals for freight, duty and agents' commission costs.

Management took the following steps with respect to the control deficiencies, prior to the preparation of the January 28, 2006 Consolidated Financial Statements:
     o Completed comprehensive walkthroughs of the business processes for accruing freight, duty and agents' commission costs at all divisions.
     o Reassigned responsibilities to ensure proper review of the freight, duty and agents' commission costs accruals at the affected divisions.
     o Changed accounting processes relative to the affected divisions, as necessary, such that accruals for these items will be matched against inventory received.
     o Made presentations to all business unit Chief Financial Executives covering the proper analysis and processes in these areas.

As of January 28, 2006, the Company has fully remediated this material weakness in internal control over financial reporting.

CHANGE IN INTERNAL CONTROLS
Other than noted above, there were no other changes in the Company's internal control over financial reporting during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) The information required by this Item regarding directors constitutes part of the Company's Proxy Statement for the 2006 Annual Meeting of Shareowners, under the captions "Nominees for Election to Serve Until 2008" and "Directors Continuing to Serve Until 2007," which information is incorporated herein by reference. The information regarding compliance with section 16(a) of the Securities and Exchange Act of 1934 constitutes part of the Company's Proxy Statement for the 2006 Meeting of Shareowners under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

(b) Executive Officers of the Registrant as of March 4, 2006:

Name of Officer            Age      Office and Employment During the Last Five Years
---------------            ---      ------------------------------------------------

Robert C. Skinner, Jr.      51      Chairman, President and Chief Executive Officer since February 1, 2006;
                                    President and Chief Executive Officer (June 1, 2005 - January 31, 2006);
                                    President and Chief Operating Officer (2003 - June 1, 2005);
                                    Vice President and President Menswear (2002 - 2003);
                                    President Kellwood Menswear (2000 - 2002);
                                    Corporate Group Vice President of Oxford Industries (1998 - 2000)

W. Lee Capps III            58      Chief Operating Officer and Chief Financial Officer since June 1, 2005;
                                    Executive Vice President Finance and Chief Financial Officer (2003 - 2005);
                                    Senior Vice President Finance and Chief Financial Officer (2002 - 2003);
                                    Vice President Finance and Chief Financial Officer (2000 - 2002)

Stephen L. Ruzow            62      Executive Vice President and President Calvin Klein Women's Better Sportswear
                                    since September 8, 2005;
                                    Executive Vice President and President Womenswear (2003 - 2005);
                                    Vice President and President Womenswear (2003);
                                    President Womenswear (2001 - 2003);
                                    Chairman and Chief Executive Officer of Pegasus Apparel Group (1998 - 2001)

Thomas H. Pollihan          56      Executive Vice President, Secretary and General Counsel since June 1, 2005;
                                    Senior Vice President, Secretary and General Counsel (2002 - 2005);
                                    Vice President, Secretary and General Counsel (1993 - 2002)

Gregory W. Kleffner         51      Vice President Finance and Controller since June 1, 2005;
                                    Vice President Controller (2002 - 2005);
                                    Partner, Arthur Andersen (1988 - 2002)

Roger D. Joseph             64      Vice President Treasurer and Investor Relations since December 1, 2000;
                                    Vice President Treasurer (1992 - 2000)

Donna B. Weaver             55      Vice President Corporate Communications since April 24, 2002;
                                    Director Corporate Communications (1998 - 2002)

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

(h) The Board, in its business judgment, has determined that Mr. Larry R. Katzen and Mr. Ben B. Blount, Jr. meet the Securities and Exchange Commission's definition of audit committee financial expert and has so designated them as such. The Board has determined that Mr. Katzen and Mr. Blount are independent as such term is used under Schedule 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting of Shareowners, under the captions "Compensation of Directors," "Report of the Compensation Committee on Executive Compensation - Executive Officer Agreements," and "Compensation of Executive Officers" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Some of the information required by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting of Shareowners, under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of Kellwood Stock," which information is incorporated herein by reference. In addition, set forth below is certain equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------------------
     Plan Category              Number Of Securities To      Weighted-Average        Number Of Securities Remaining
                                Be Issued Upon Exercise      Exercise Price Of       Available For Future Issuance Under
                                Of Outstanding Options,      Outstanding Options,    Equity Compensation Plans (Excluding
                                Warrants And Rights          Warrants And Rights     Securities Reflected In Column (A))
--------------------------------------------------------------------------------------------------------------------------
                                          (A)                        (B)                             (C)
--------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Approved by Security Holders         2,748,295                   $28.84                         2,468,611
Equity Compensation Plans not
  Approved by Security Holders            N/A                        N/A                             N/A
--------------------------------------------------------------------------------------------------------------------------
         TOTAL                         2,748,295                   $28.84                         2,468,611
--------------------------------------------------------------------------------------------------------------------------


Additional information required by this Item is set forth under the caption "Stock Plans" in Note 9 to the Consolidated Financial Statements included in the Company's 2005 Annual Report to Shareowners, which information is included in Item 8 to this Form 10-K.

The Company's 1995 Stock Option Plan provides for an annual increase in the shares available for issuance by an amount equal to 2% of the adjusted average common stock outstanding used by the Company to calculate diluted earnings per share for the preceding fiscal year. Additional shares reserved based upon the 2005 adjusted average common stock outstanding are reflected in the amounts in column (C) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting of Shareowners, under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting of Shareowners, under the caption "Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

PART IV
-------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules

(i)        Financial Statements:

           The following financial statements are included in this Form 10-K:

                 Reports of Independent Registered Public Accounting Firm

                 Financial Statements
                 --------------------

                     Consolidated Statement of Operations.................37
                     Consolidated Balance Sheet...........................38
                     Consolidated Statement of Cash Flows.................39
                     Consolidated Statement of Shareowners' Equity........40
                     Notes to Consolidated Financial Statements...........41

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

S.E.C. Exhibit
Reference No.   Description
--------------  -----------

4.10 - Amendment No. 1 to Credit Agreement dated as of September 1, 2005 among Kellwood Company, certain commercial lending institutions, and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, incorporated herein by reference to Form 10-Q for the quarter ended July 30, 2005, SEC File No. 1-7340.

4.11 - Guaranty Agreement executed and delivered as of March 15, 2005, made by certain domestic subsidiaries of the Company to Union Bank of California, N.A., incorporated by reference to
                Exhibit 4.01 to Form 8-K filed March 15, 2005, File No.
                1-7340.

4.12 - Supplemental Indenture to the 3.50% Convertible Senior Debenture Indenture, dated as of March 15, 2005, with UnionBank of California, N.A., incorporated by reference to
                Exhibit 4.02 to Form 8-K filed March 15, 2005, File No.
                1-7340.

4.13 - Guaranty Agreement executed and delivered as of March 15, 2005, made be certain domestic subsidiaries of the Company to JPMorgan Chase Bank, as trustee, with respect to the Company's $150,000,000 7.625% 1997 Debentures due October 15, 2017 and $150,000,000 7.875% 1999 Debentures due July 15,
                2009, incorporated by reference to Exhibit 4.03 to Form 8-K filed March 15, 2005, File No. 1-7340.

4.14           - Supplemental Indenture to the Master Trust Indenture, dated as of March 15, 2005, with JPMorgan Chase Bank, as trustee, governing the Company's $150,000,000 7.625% 1997 Debentures due October 15, 2017 and $150,000,000 7.875% 1999 Debentures
                due July 15, 2009, incorporated by reference to Exhibit 4.04 to Form 8-K filed March 15, 2005, File No. 1-7340.

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

10.4* - 1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendices A & B to the Company's definitive Proxy Statement dated July 13, 1995, SEC File No. 1-7340.

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

10.11* - Form of Non-Qualified Stock Option, incorporated herein by reference to Exhibit 99.1 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

S.E.C. Exhibit
Reference No.   Description
--------------  -----------

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

10.21* - Form of Long-Term Incentive Plan of 2005, incorporated herein by reference to Exhibit 99.1 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.22* - Form of 2005 Stock Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 99.2 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.23* - Consulting Agreement dated June 1, 2005, between Kellwood Company and Hal J. Upbin, incorporated herein by reference to
                Exhibit 99.3 of Form 8-K filed June 3, 2005, SEC File No.
                1-7340.

10.24* - Employment Agreement dated June 1, 2005, between Kellwood Company and Robert C. Skinner, Jr., incorporated herein by reference to Exhibit 99.4 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

10.25* - Form of Deferred Stock Units Agreement, incorporated herein by reference to Exhibit 99.6 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

21              - Subsidiaries of the Company, filed herewith.

23 - Consent of Independent Registered Public Accounting Firm, filed herewith.

24              - Powers of Attorney: Ms. Dickerson and Page and Messrs.
                Baer, Bloom, Blount, Hunter, Katzen, Skinner and Weinberg, filed herewith.

S.E.C. Exhibit
Reference No.   Description
--------------  -----------

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

                           KELLWOOD COMPANY

Dated: March 17, 2006

                           /s/ Robert C. Skinner, Jr.
                           --------------------------
                           Robert C. Skinner, Jr.
                           Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Kellwood Company and in the capacities and on the dates indicated.

Signature                                 Title                                       Date
---------                                 -----                                       ----

/s/ Robert C. Skinner, Jr.                Chairman, President and                     March 17, 2006
-----------------------------             Chief Executive Officer
Robert C. Skinner, Jr.


/s/ W. Lee Capps III                      Chief Operating Officer and
-----------------------------             Chief Financial Officer                     March 17, 2006
W. Lee Capps III                          (principal financial officer)


/s/ Gregory W. Kleffner                   Vice President Finance and Controller       March 17, 2006
-----------------------------             (principal accounting officer)
Gregory W. Kleffner


Robert J. Baer*                           Director


Martin Bloom*                             Director


Ben B. Blount, Jr.*                       Director


Kitty G. Dickerson, Ph.D.*                Director


Jerry M. Hunter*                          Director


Larry R. Katzen*                          Director


Janice E. Page*                           Director


Harvey A. Weinberg*                       Director


/s/ W. Lee Capps III
-------------------------------
W. Lee Capps III
*Attorney-in-fact
March 17, 2006