Form 10-Q
period 2006-04-29
KELLWOOD CO
filed 2006-06-07
CIK 55080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 29, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|  Accelerated Filer |X|  Non-Accelerated Filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Number of shares of common stock, par value $0.01, outstanding at April 29, 2006: 25,644,908.

                                KELLWOOD COMPANY
                                ----------------

                                      INDEX
                                      -----

                                                                                Page No.
                                                                                --------
PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets                             3

                  Condensed Consolidated Statements of Earnings                     4

                  Condensed Consolidated Statements of Cash Flows                   5

                  Notes to Condensed Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk       26

         Item 4.  Controls and Procedures                                          26

PART II.   OTHER INFORMATION

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      27

         Item 4.  Submission of Matters to a Vote of Security Holders              27

         Item 6.  Exhibits                                                         28

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                             (Amounts in thousands)

                                                      April 29,      April 30,     January 28,
                                                         2006           2005           2006
                                                     -----------    -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                        $   424,767    $   278,628    $   432,825
    Receivables, net                                     317,826        321,909        294,044
    Inventories                                          175,196        215,390        206,403
    Current deferred taxes and prepaid expenses           47,257         48,363         46,357
    Current assets of discontinued operations              4,556        119,935         62,675
                                                     -----------    -----------    -----------
         Total current assets                            969,602        984,225      1,042,304

Property, plant and equipment, net                        75,782         87,931         79,737
Intangible assets, net                                   157,546        178,816        160,027
Goodwill                                                 203,882        215,386        203,831
Other assets                                              25,608         34,160         26,858
Long-term assets of discontinued operations                1,109         26,859            889
                                                     -----------    -----------    -----------
Total assets                                         $ 1,433,529    $ 1,527,377    $ 1,513,646
                                                     ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion
       of long-term debt                             $    17,016    $        94    $    13,571
    Accounts payable                                     158,382        133,856        170,914
    Accrued salaries and employee benefits                29,989         31,021         40,554
    Other accrued expenses                                47,597         55,377         97,139
    Current liabilities of discontinued operations        17,748         23,777         30,888
                                                     -----------    -----------    -----------
         Total current liabilities                       270,732        244,125        353,066

Long-term debt                                           492,067        469,690        494,806
Deferred income taxes and other                           54,192         89,675         56,407
Stockholders' equity:
    Common stock                                         276,209        271,270        272,073
    Retained earnings                                    504,702        562,762        499,613
    Accumulated other comprehensive loss                  (8,559)       (10,910)        (8,634)
    Less treasury stock, at cost                        (155,814)       (99,235)      (153,685)
                                                     -----------    -----------    -----------
    Total stockholders' equity                           616,538        723,887        609,367
                                                     -----------    -----------    -----------

Total liabilities and stockholders' equity           $ 1,433,529    $ 1,527,377    $ 1,513,646
                                                     ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
            ---------------------------------------------------------
                  (Amounts in thousands, except per share data)

                                                      Three months ended
                                                   --------------------------
                                                    April 29,      April 30,
                                                       2006           2005
                                                   -----------    -----------
Net sales                                          $   516,853    $   553,547

Costs and expenses:
    Cost of products sold                              411,573        430,213
    Selling, general and administrative expenses        89,215         91,871
    Stock option expense                                 2,941             --
    Amortization of intangible assets                    2,481          2,781
    Impairment, restructuring and
      related non-recurring charges                      4,406             --
    Interest expense, net                                4,092          6,634
    Other (income) and expense, net                     (1,165)          (175)
                                                   -----------    -----------
Earnings before income taxes                             3,310         22,223
Income taxes                                             1,077          7,112
                                                   -----------    -----------
Net earnings from continuing operations                  2,233         15,111
Net earnings (loss) from discontinued operations         6,960         (3,292)
                                                   -----------    -----------
Net earnings                                       $     9,193    $    11,819
                                                   ===========    ===========

Weighted average shares outstanding:
    Basic                                               25,623         27,759
                                                   ===========    ===========

    Diluted                                             25,785         27,957
                                                   ===========    ===========

Earnings (loss) per share:
    Basic:
      Continuing operations                        $      0.09    $      0.54
      Discontinued operations                             0.27          (0.12)
                                                   -----------    -----------
      Net earnings                                 $      0.36    $      0.43
                                                   ===========    ===========
    Diluted:
      Continuing operations                        $      0.09    $      0.54
      Discontinued operations                             0.27          (0.12)
                                                   -----------    -----------
      Net earnings                                 $      0.36    $      0.42
                                                   ===========    ===========

Dividends paid per share                           $      0.16    $      0.16
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                             (Amounts in thousands)

                                                                     Three months ended
                                                                 --------------------------
                                                                  April 29,      April 30,
                                                                     2006           2005
                                                                 -----------    -----------
OPERATING ACTIVITIES:

Net earnings                                                     $     9,193    $    11,819
Add/(deduct) items not affecting operating cash flows:
     Depreciation and amortization                                     9,153         10,455
     Stock-based compensation expense                                  2,941             --
     Deferred income taxes and other                                  (1,047)         2,225
     Incremental tax benefits from stock options exercised              (169)            --
     Non-cash adjustments related to impairment, restructuring
         and related non-recurring charges                             2,037             --
Changes in working capital components:
     Receivables, net                                                  4,365          6,436
     Inventories                                                      34,092         56,301
     Current deferred taxes and prepaid expenses                      27,611            799
     Accounts payable and accrued expenses                           (83,014)       (56,916)
                                                                 -----------    -----------
Net cash provided by operating activities                              5,162         31,119
                                                                 -----------    -----------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                            (3,412)        (4,862)
Acquisitions (additional cash purchase consideration)                 (6,446)        (8,750)
Receipts for note receivable                                             687          1,375
Dispositions of fixed assets                                               5            446
                                                                 -----------    -----------
Net cash used in investing activities                                 (9,166)       (11,791)
                                                                 -----------    -----------

FINANCING ACTIVITIES:
Net borrowings of notes payable                                          673             --
Dividends paid                                                        (4,101)        (4,445)
Stock purchases under Stock Repurchase Program                        (5,006)            --
Stock transactions under incentive plans                               4,211          2,736
Incremental tax benefits from stock options exercised                    169             --
                                                                 -----------    -----------
Net cash used in financing activities                                 (4,054)        (1,709)
                                                                 -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (8,058)        17,619
Cash and cash equivalents, beginning of period                       432,825        261,009
                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $   424,767    $   278,628
                                                                 ===========    ===========

Supplemental cash flow information:
     Interest paid                                               $     6,317    $     5,596
                                                                 ===========    ===========
     Income taxes paid, net                                      $       654    $       197
                                                                 ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                  (Dollars in thousands, except per share data)

NOTE 1. BASIS OF PRESENTATION. The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28, 2006). As used in this Report, unless the context requires otherwise, "our," "us" and "we" refers to Kellwood Company and its subsidiaries.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. Our fiscal year ends on the Saturday closest to January 31. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE 2. IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES. During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing our corporate objectives of increasing our penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of our business operations. This reassessment was performed in the second quarter of 2005 and was directed by our Chief Executive Officer who was named to that position during the second quarter of 2005. The strategic reassessment focused on our businesses that had experienced profitability issues and considered the alignment of the businesses with our refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

The results of operations and impairment, restructuring and related non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net loss from discontinued operations and are not significant. See Note 3 for further information on the operating results and financial position of the discontinued operations.

The total expected cost of the actions in connection with the 2005 Restructuring Plan and the provision recorded to date (the second quarter of 2005 through the first quarter of 2006) related to our reportable segments (before tax) is as follows:

                               Continuing Operations         Discontinued Operations              Total
                           -----------------------------   --------------------------  --------------------------
                                               Total                         Total                       Total
                                Total        Provision        Total        Provision       Total       Provision
                              Expected       Recorded       Expected       Recorded      Expected      Recorded
                                Cost          to Date         Cost          to Date        Cost         to Date
                           --------------   ------------   ------------  ------------  -------------   ----------
Women's Sportswear         $       40,598   $     18,151   $     20,668  $     20,668  $      61,266   $   38,819
Men's Sportswear                       --             --         13,806        12,848         13,806       12,848
Other Soft Goods                    1,073            681         33,596        32,806         34,669       33,487
General Corporate                  40,953         35,940          4,306         4,306         45,259       40,246
                           --------------   ------------   ------------  ------------  -------------   ----------
   Total                   $       82,624   $     54,772   $     72,376  $     70,628  $     155,000   $  125,400
                           ==============   ============   ============  ============  =============   ==========

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
  ----------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)

In the first quarter of 2006, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                      Three months ended April 29, 2006
                                  ----------------------------------------
                                   Continuing   Discontinued
                                   Operations    Operations       Total
                                  -----------   ------------   -----------
Net sales                         $        --   $    (1,168)   $    (1,168)
Cost of products sold                      --          (457)          (457)
Restructuring and other
   non-recurring charges                4,406           305          4,711
                                  -----------   -----------    -----------
Total pretax cost (income)        $     4,406   $    (1,320)   $     3,086
                                  ===========   ===========    ===========
Total after tax cost (income)     $     2,860   $      (823)   $     2,037
                                  ===========   ===========    ===========
Diluted loss (income) per share   $      0.11   $     (0.03)   $      0.08
                                  ===========   ===========    ===========

A rollforward of the major components of this non-recurring charge from January 28, 2006 to April 29, 2006 recorded in continuing operations is as follows:

                          Accrual as of                                           Accrual as of
                           January 28,                                               April 29,
                              2006        Provision    Reversals   Utilization         2006
                          -------------   ----------   ----------  ------------   -------------
Inventory and Purchase
    Commitment Reserves    $    2,710     $       --   $       --   $     (856)     $    1,854
Sales Allowances                   50             --           --           --              50
Contractual Obligations         3,550          3,271           --       (4,638)          2,183
Employee Severance and
    Termination Benefits          520          1,135           --         (105)          1,550
                           ----------     ----------   ----------   ----------      ----------
Total                      $    6,830     $    4,406   $       --   $   (5,599)     $    5,637
                           ==========     ==========   ==========   ==========      ==========

A rollforward of the major components of this non-recurring charge from January 28, 2006 to April 29, 2006 recorded in discontinued operations is as follows:

                          Accrual as of                                           Accrual as of
                           January 28,                                              April 29,
                              2006        Provision    Reversals   Utilization       2006
                          -------------   ----------   ----------  ------------   -------------
Inventory and Purchase
    Commitment Reserves     $  1,273      $     --      $   (457)    $   (617)      $    199
Sales Allowances               2,266            --        (1,168)          --          1,098
Contractual Obligations       10,307           598            --       (2,283)         8,622
Employee Severance and
    Termination Benefits       9,783            --          (293)      (3,382)         6,108
                            --------      --------      --------     --------       --------
Total                       $ 23,629      $    598      $ (1,918)    $ (6,282)      $ 16,027
                            ========      ========      ========     ========       ========

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for discontinued operations, as a direct result of the discontinuance plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,500 employees.

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

NOTE 3. DISCONTINUED OPERATIONS. Related to our 2005 Restructuring Plan, as discussed in Note 2, our Private Label Menswear (which does not include our Smart Shirts subsidiary) and several labels at our Oakland Operation were discontinued during the fourth quarter of 2005. During the third quarter of 2005, our Intimate Apparel and Kellwood New England operations became discontinued. Prior to being classified as discontinued, Kellwood New England and the labels at the Oakland Operation were included in the Women's Sportswear segment, the Private Label Menswear operations were included in the Men's Sportswear segment, and Intimate Apparel was included in the Other Soft Goods segment.

The results of operations and impairment, restructuring and related non-recurring charges for the discontinued operations (as discussed in Note 2) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Condensed Consolidated Balance Sheets.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2, are as follows:

                                                        Three months ended
                                                  ------------------------------
                                                    April 29,         April 30,
                                                      2006              2005
                                                  -----------       -----------
Net sales                                         $     1,935       $    85,832
                                                  ===========       ===========
Impairment, restructuring and related
     non-recurring charges                        $       305       $        --
                                                  ===========       ===========
Earnings (loss) before income taxes                     1,053            (4,842)
Income taxes                                           (5,907)           (1,550)
                                                  -----------       -----------
Net earnings (loss)                               $     6,960       $    (3,292)
                                                  ===========       ===========
Diluted earnings (loss) per share                 $      0.27       $     (0.12)
                                                  ===========       ===========

Net sales for the three months ended April 29, 2006 primarily represent the reversal of accrued discounts, returns and allowances determined not to be necessary.

Income taxes for the three months ended April 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                     April 29,        April 30,       January 28,
                                                        2006             2005             2006
                                                    -----------      -----------      -----------
Cash                                                $       219      $       615      $       241
Receivables, net                                             53           53,352           27,032
Inventories                                                  --           59,911            2,113
Current deferred taxes and prepaid expenses               4,284            6,057           33,289
                                                    -----------      -----------      -----------
Current assets of discontinued operations           $     4,556      $   119,935      $    62,675
                                                    ===========      ===========      ===========

Property, plant and equipment, net                  $        --      $     5,808      $        85
Intangible assets, net                                       --            9,941               --
Goodwill                                                     --            9,234               --
Prepaid taxes                                                --            1,590               --
Other assets                                              1,109              286              804
                                                    -----------      -----------      -----------
Long-term assets of discontinued operations         $     1,109      $    26,859      $       889
                                                    ===========      ===========      ===========

Accounts payable                                    $     2,142      $    18,084      $     7,779
Accrued liabilities                                      15,606            5,693           23,109
                                                    -----------      -----------      -----------
Current liabilities of discontinued operations      $    17,748      $    23,777      $    30,888
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

NOTE 4. BUSINESS COMBINATIONS. In connection with our acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat), additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2005 is estimated at $2,095, which is planned to be paid out during the second quarter of 2006 and was recorded as additional goodwill.

In connection with our acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). The additional cash purchase consideration for 2005 was $6,446, which was paid out during the first quarter of 2006 and was recorded as additional goodwill.

NOTE 5. INVENTORIES. Inventories of continuing operations consist of the following:

                                       April 29,        April 30,       January 28,
                                          2006             2005             2006
                                      -----------      -----------      -----------
Inventories:
     Finished goods                   $   128,080      $   163,129      $   155,107
     Work in process                       23,267           26,790           29,240
     Raw materials                         23,849           25,471           22,056
                                      -----------      -----------      -----------
      Total inventories               $   175,196      $   215,390      $   206,403
                                      ===========      ===========      ===========
Net of obsolescence reserves of:      $    22,565      $    25,355      $    21,057
                                      ===========      ===========      ===========

NOTE 6. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets of continuing operations since the beginning of 2006 are as follows:

                                                     Goodwill        Intangibles
                                                    -----------      -----------
Balance as of January 28, 2006                      $   203,831      $   160,027
Changes:
   Adjustment to estimated contingent
     purchase price                                          51               --
Amortization expense                                         --           (2,481)
                                                    -----------      -----------
Balance as of April 29, 2006                        $   203,882      $   157,546
                                                    ===========      ===========

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT. On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. Borrowers under the Senior Credit Facility include Kellwood Company and its domestic subsidiaries (the Borrowers). Borrowings under the facility are secured by the Borrowers' domestic current assets, principally consisting of accounts receivable and inventory. This does not include the stock of any subsidiaries. Borrowings under the Senior Credit Facility are limited to the lesser of the commitment amount or the borrowing base as defined in the credit agreement. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spread depending upon excess liquidity, as defined in the credit agreement. The Senior Credit Facility contains certain customary covenants, including: (a) when availability under the Senior Credit Facility becomes less than $40,000, a minimum fixed charge coverage ratio is required; and (b) so long as availability remains above $60,000, Borrowers would generally not be restricted in terms of distributions and dividends, investments, issuance of new indebtedness, granting of liens (except to assets securing the Senior Credit Facility), acquisitions and capital expenditures. At April 29, 2006, there were no borrowings outstanding under the Senior Credit Facility and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $17,374.

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
  ----------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict our Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that our Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. At April 29, 2006, we were in compliance with the covenants of the Asian Credit Facility. At April 29, 2006, there were $5,000 and $25,000 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. In addition, the terms of the Asian Credit Facility allow it to become secured when the Senior Credit Facility becomes secured.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $39,020 at April 29, 2006. There were $9,238 of borrowings outstanding under these lines at April 29, 2006. We have $9,408 in outstanding letters of credit used by our foreign operations under these lines at April 29, 2006.

NOTE 8. STOCK REPURCHASE PROGRAM. In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets.

NOTE 9. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                   Three months ended
                                                -------------------------
                                                April 29,       April 30,
                                                  2006            2005
                                                ---------       ---------
Net earnings                                    $   9,193       $  11,819

Other comprehensive income:
   Currency translation adjustment                    222             303
   Unrecognized (loss) gain on derivatives           (147)            183
                                                ---------       ---------
   Total comprehensive income                   $   9,268       $  12,305
                                                =========       =========

NOTE 10. SHARE-BASED COMPENSATION. On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Earnings related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The adoption of SFAS No. 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase to net cash provided by financing activities of $169 related to incremental tax benefits from stock options exercised in the period.

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
  ----------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)

Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board (APB) Opinion No. 25, and related Interpretations, in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Total stock option expense recorded in the first quarter of 2006 and in the pro forma table below for 2005 has been reduced by an estimated forfeiture rate of 5.0%. This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

We have issued stock options and restricted shares to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three to five year vesting period with a contractual term of 10 years. Shares are issued from treasury stock upon the exercise of stock options.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. For stock option awards, no compensation cost was recognized prior to January 28, 2006. If the fair value method had been applied, our net income and earnings per share for the three months ended April 30, 2005 would have been the pro forma amounts as follows:

                                                                Three months ended
                                                                ------------------
                                                                   April 30, 2005
                                                                ------------------
Net earnings from continuing operations, as reported               $      15,111
Less: Share-based employee compensation expense
    determined under the fair value based method
    for all awards, net of related tax effects                            (5,246)
                                                                   -------------

Pro-forma net earnings from continuing operations                  $       9,865
                                                                   =============

Earnings per share from continuing operations:
    Basic, as reported                                             $        0.54
    Basic, pro-forma                                               $        0.36
    Diluted, as reported                                           $        0.54
    Diluted, pro-forma                                             $        0.35

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options have been granted since the first quarter of 2005. The following weighted average assumptions were used for the options granted in the first quarter of 2005:

Expected option life                               6 years
Risk-free interest rate                               4.5%
Expected volatility of Kellwood stock                33.6%
Expected dividend yield on Kellwood stock             2.2%

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
  ----------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)

A summary of stock options outstanding as of April 29, 2006 and the plans' activity during the three months ended April 29, 2006 is presented below:

                                                                          Weighted Average
                                                                              Remaining          Aggregate
                                                       Weighted Average      Contractual         Intrinsic
(Shares in thousands)                    Shares         Exercise Price       Term (Years)          Value
                                     -------------     ----------------   -----------------    -------------
Outstanding at January 28, 2006              2,748       $       28.84
Granted                                         --                  --
Exercised                                     (188)              22.39
Forfeited or expired                           (39)              32.29
                                     -------------       -------------      -------------      -------------
Outstanding at April 29, 2006                2,521       $       29.27                6.2      $      12,355
                                     -------------       -------------      -------------      -------------

Exercisable at April 29, 2006                1,926       $       29.86                5.7      $       9,569
                                     -------------       -------------      -------------      -------------

The total intrinsic value of options exercised during the three month periods ended April 29, 2006 and April 30, 2005 were $1,430 and $927, respectively.

A summary of the activity for nonvested stock option awards as of April 29, 2006 and changes during the three months ended April 29, 2006 is presented below:

                                                         Weighted Average
                                                            Grant Date
(Shares in thousands)                    Awards        Fair Value per Award
                                    ----------------   --------------------
Nonvested at January 28, 2006                  1,043   $               8.53
Granted                                           --                     --
Vested                                          (737)                  8.45
Cancelled                                        (13)                  8.39
                                    ----------------   --------------------

Nonvested at April 29, 2006                      293   $               8.75
                                    ----------------   --------------------

During the first quarter of 2006, we recorded $2,941 of stock option expense and a related deferred tax asset of $1,085. As of April 29, 2006, there was $2,774 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. The following table represents the before-tax share-based compensation costs to be recognized in the following fiscal years:

                                                Future Share-Based
Fiscal Year                                    Compensation Expense
------------------                        -----------------------------
2006 (Second through fourth quarters)     $                       1,403
2007                                                              1,301
2008                                                                 70

NOTE 11. INCOME TAXES. Our effective tax rate on continuing operations for the three months ended April 29, 2006 was 32.9%. This rate differs from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore.

Our effective tax rate on discontinued operations, excluding the reversal of tax reserves (see Note 3 for further information related to the tax reserves), was 37.3% for the three months ended April 29, 2006.

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

NOTE 12. EARNINGS (LOSS) PER SHARE. The following is a reconciliation between basic and diluted earnings (loss) per share:

                                                             Three months ended
                                                         --------------------------
                                                          April 29,       April 30,
                                                            2006            2005
                                                         ----------      ----------
Numerators:
   Net earnings from continuing operations               $    2,233      $   15,111
   Net earnings (loss) from discontinued operations           6,960          (3,292)
                                                         ----------      ----------
   Net earnings                                          $    9,193      $   11,819
                                                         ==========      ==========

Denominators (000's):
   Average shares outstanding - Basic                        25,623          27,759

   Impact of stock options                                      162             198
                                                         ----------      ----------

   Average shares outstanding - Diluted                      25,785          27,957
                                                         ==========      ==========

Earnings (loss) per share:
   Basic:
    Continuing operations                                $     0.09      $     0.54
    Discontinued operations                                    0.27           (0.12)
                                                         ----------      ----------
    Earnings per share                                   $     0.36      $     0.43
                                                         ==========      ==========

   Diluted:
    Continuing operations                                $     0.09      $     0.54
    Discontinued operations                                    0.27           (0.12)
                                                         ----------      ----------
    Earnings per share                                   $     0.36      $     0.42
                                                         ==========      ==========

The calculation of diluted earnings per share excludes the impact of the contingent convertible debt for the three months ended April 29, 2006 and April 30, 2005, and 1,166,900 and 1,250,150 of stock options for the three months ended April 29, 2006 and April 30, 2005, respectively, because to include them would have been antidilutive.

NOTE 13. REPORTABLE SEGMENTS. We and our subsidiaries are principally engaged in the apparel and related soft goods industries. Our operations are managed in a number of divisions that are organized around individual product lines and brands. These divisions are aggregated into three major consumer market product groupings along with General Corporate, which represent our reportable segments. These segments are:

o     Women's Sportswear,

o     Men's Sportswear,

o     Other Soft Goods, and

o     General Corporate.

For additional information regarding our reportable segments, refer to the footnotes accompanying the 2005 financial statements contained in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28,
2006).

Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Segment earnings (loss) for the three major consumer market product segments includes substantially all of the segment's costs of production, distribution and administration.

Segment net assets  measures  net working  capital,  net fixed  assets and other noncurrent assets and liabilities of each segment. Goodwill, net intangibles, debt, cash and certain corporate assets, including capitalized software, are accounted for at the corporate level and as a result are included in the General Corporate segment net assets. Stock option expense and amortization of intangibles are accounted for at the corporate level and are not allocated to the segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

                        KELLWOOD COMPANY AND SUBSIDIARIES
                        ---------------------------------
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
  ----------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three month periods ended April 29, 2006 and April 30, 2005 are as follows:

                                                       Three months ended
                                                 -------------------------------
                                                   April 29,         April 30,
                                                     2006              2005
                                                 -------------    --------------
Net sales:
    Women's Sportswear                           $     304,428    $      337,503
    Men's Sportswear                                   133,366           128,986
    Other Soft Goods                                    79,059            87,058
                                                 -------------    --------------
    Total net sales                              $     516,853    $      553,547
                                                 =============    ==============

Segment earnings (loss):
    Women's Sportswear                           $      16,623    $       20,982
    Men's Sportswear                                     5,708            10,702
    Other Soft Goods                                     6,951            10,338
    General Corporate                                  (13,217)          (10,559)
                                                 -------------    --------------
    Total segments                                      16,065            31,463

Stock option expense                                     2,941                --
Amortization of intangible assets                        2,481             2,781
Impairment, restructuring and
    related non-recurring charges                        4,406                --
Interest expense, net                                    4,092             6,634
Other (income) and expense, net                         (1,165)             (175)
                                                 -------------    --------------
Earnings (loss) before income taxes              $       3,310    $       22,223
                                                 =============    ==============

Net assets at quarter-end:
    Women's Sportswear                           $     200,344    $      264,083
    Men's Sportswear                                   105,308           179,311
    Other Soft Goods                                    41,648            58,187
    General Corporate                                  281,321            99,289
                                                 -------------    --------------
    Continuing Operations                              628,621           600,870
    Discontinued Operations                            (12,083)          123,017
                                                 -------------    --------------
    Kellwood total                               $     616,538    $      723,887
                                                 =============    ==============

NOTE 14. NEW ACCOUNTING STANDARDS. In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of
Share-Based Payment Awards. This FSP provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We have adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original pronouncement.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------
(Dollars in thousands, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheets as of April 29, 2006 and April 30, 2005, in the condensed consolidated statements of earnings for the three month periods ended April 29, 2006 and April 30, 2005, and in the condensed consolidated statements of cash flows for the three months ended April 29, 2006 and April 30, 2005. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28, 2006).

Our internal reporting utilizes net earnings, earnings per share and gross profit excluding the impairment, restructuring and related non-recurring charges. Such items excluding the impairment, restructuring and related non-recurring charges are referred to as ongoing. Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges, which were non-recurring. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the impairment, restructuring and related non-recurring charges. The ongoing amounts that exclude the impairment, restructuring and related non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

IMPAIRMENT, RESTRUCTURING AND RELATED NON-RECURRING CHARGES
-----------------------------------------------------------

During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing our corporate objectives of increasing our penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of our business operations. This reassessment was performed in the second quarter of 2005 and was directed by our Chief Executive Officer who was named to that position during the second quarter of 2005. The strategic reassessment focused on our businesses that had experienced profitability issues and considered the alignment of the businesses with our refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

The results of operations and impairment, restructuring and related non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net loss from discontinued operations and are not significant. See Note 3 to Condensed
Consolidated Financial Statements for further information on the operating results and financial position of the discontinued operations.

The total expected cost of the actions in connection with the 2005 Restructuring Plan and the provision recorded to date (the second quarter of 2005 through the first quarter of 2006) related to our reportable segments (before tax) is as follows:

                                Continuing Operations        Discontinued Operations                 Total
                             ---------------------------   ---------------------------    ---------------------------
                                               Total                          Total                         Total
                                 Total        Provision        Total         Provision        Total        Provision
                               Expected       Recorded       Expected        Recorded       Expected       Recorded
                                 Cost          to Date         Cost           to Date         Cost          to Date
                              -----------   ------------    -----------     ----------     -----------   ------------
Women's Sportswear            $    40,598   $     18,151    $    20,668     $   20,668     $    61,266   $     38,819
Men's Sportswear                       --             --         13,806         12,848          13,806         12,848
Other Soft Goods                    1,073            681         33,596         32,806          34,669         33,487
General Corporate                  40,953         35,940          4,306          4,306          45,259         40,246
                              -----------   ------------    -----------     ----------     -----------   ------------
   Total                      $    82,624   $     54,772    $    72,376     $   70,628     $   155,000   $    125,400
                              ===========   ============    ===========     ==========     ===========   ============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

In the first quarter of 2006, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                                         Three months ended April 29, 2006
                                            -----------------------------------------------------------
                                               Continuing         Discontinued
                                               Operations           Operations               Total
                                            ----------------     ------------------     ---------------
Net sales                                   $             --     $           (1,168)    $        (1,168)
Cost of products sold                                     --                   (457)               (457)
Restructuring and other
   non-recurring charges                               4,406                    305               4,711
                                            ----------------     ------------------     ---------------
Total pretax cost                           $          4,406     $           (1,320)    $         3,086
                                            ================     ==================     ===============
Total after tax cost                        $          2,860     $             (823)    $         2,037
                                            ================     ==================     ===============
Diluted loss per share                      $           0.11     $            (0.03)    $          0.08
                                            ================     ==================     ===============

A rollforward of the major components of this non-recurring charge from January 28, 2006 to April 29, 2006 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                       January 28,                                                         April 29,
                                          2006         Provision        Reversals       Utilization          2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $       2,710  $          --   $            --   $         (856)  $       1,854
Sales Allowances                                 50             --                --               --              50
Contractual Obligations                       3,550          3,271                --           (4,638)          2,183
Employee Severance and
    Termination Benefits                        520          1,135                --             (105)          1,550
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       6,830  $       4,406   $            --   $       (5,599)  $       5,637
                                      =============  =============   ===============   ==============   =============

A rollforward of the major components of this non-recurring charge from January 28, 2006 to April 29, 2006 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        January 28,                                                        April 29,
                                           2006         Provision        Reversals       Utilization          2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $       1,273  $          --   $          (457)  $         (617)  $         199
Sales Allowances                              2,266             --            (1,168)              --           1,098
Contractual Obligations                      10,307            598                --           (2,283)          8,622
Employee Severance and
    Termination Benefits                      9,783             --              (293)          (3,382)          6,108
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      23,629  $         598   $        (1,918)  $       (6,282)  $      16,027
                                      =============  =============   ===============   ==============   =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for discontinued operations, as a direct result of the discontinuance plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,500 employees.

The change in estimate related to the reversals of amounts originally provided for non-recurring inventory and purchase commitment reserves as part of discontinued operations resulted primarily from much better than anticipated sales to existing customers without significant order cancellations or price concessions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

DISCONTINUED OPERATIONS
-----------------------

Related to our 2005 Restructuring Plan, as discussed in Note 2 to Condensed Consolidated Financial Statements, our Private Label Menswear (which does not include our Smart Shirts subsidiary) and several labels at our Oakland Operation were discontinued during the fourth quarter of 2005. During the third quarter of 2005, our Intimate Apparel and Kellwood New England operations became discontinued. Prior to being classified as discontinued, Kellwood New England and the labels at the Oakland Operation were included in the Women's Sportswear segment, the Private Label Menswear operations were included in the Men's Sportswear segment, and Intimate Apparel was included in the Other Soft Goods segment.

The results of operations and impairment, restructuring and related non-recurring charges for the discontinued operations (as discussed in Note 2 to Condensed Consolidated Financial Statements) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Condensed Consolidated Balance Sheet.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2 to Condensed Consolidated Financial Statements, are as follows:

                                                          Three months ended
                                                      -------------------------
                                                      April 29,       April 30,
                                                         2006            2005
                                                      ---------       ---------
Net sales                                             $   1,935       $  85,832
                                                      =========       =========
Impairment, restructuring and related
     non-recurring charges                            $     305       $      --
                                                      =========       =========
Earnings (loss) before income taxes                       1,053          (4,842)
Income taxes                                             (5,907)         (1,550)
                                                      ---------       ---------
Net earnings (loss)                                   $   6,960       $  (3,292)
                                                      =========       =========
Diluted earnings (loss) per share                     $    0.27       $   (0.12)
                                                      =========       =========

Net sales for the three months ended April 29, 2006 primarily represent the reversal of accrued discounts, returns and allowances determined not to be necessary.

Income taxes for the three months ended April 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                    April 29,      April 30,     January 28,
                                                       2006           2005          2006
                                                    ---------      ---------     -----------
Cash                                                $     219      $     615      $     241
Receivables, net                                           53         53,352         27,032
Inventories                                                --         59,911          2,113
Current deferred taxes and prepaid expenses             4,284          6,057         33,289
                                                    ---------      ---------      ---------
Current assets of discontinued operations           $   4,556      $ 119,935      $  62,675
                                                    =========      =========      =========

Property, plant and equipment, net                  $      --      $   5,808      $      85
Intangible assets, net                                     --          9,941             --
Goodwill                                                   --          9,234             --
Prepaid taxes                                              --          1,590             --
Other assets                                            1,109            286            804
                                                    ---------      ---------      ---------
Long-term assets of discontinued operations         $   1,109      $  26,859      $     889
                                                    =========      =========      =========

Accounts payable                                    $   2,142      $  18,084      $   7,779
Accrued liabilities                                    15,606          5,693         23,109
                                                    ---------      ---------      ---------
Current liabilities of discontinued operations      $  17,748      $  23,777      $  30,888
                                                    =========      =========      =========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

The accrued liabilities represent charges taken in connection with the 2005 Restructuring Plan that have not yet been paid.

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS

The following table provides operating results for continuing operations for the three month periods ended April 29, 2006 and April 30, 2005. The table provides non-GAAP operating results for the three month period ended April 29, 2006 for ongoing operations and impairment, restructuring and related non-recurring charges separately, which reconciles to our consolidated results as presented in the condensed consolidated financial statements. The non-GAAP results of operations for the ongoing operations are presented separately from impairment, restructuring and related non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring expenses that we believe are not indicative of our core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The operating results for the three month period ended April 30, 2005 do not include impairment, restructuring and related non-recurring charges. The following reconciliation and analysis is for continuing operations only.

                                             Three months ended April 29, 2006
                                      -------------------------------------------------
                                                        Impairment,
                                                     restructuring and                        Three months
                                         Total         related non-                              ended
                                      Continuing     recurring charges        Ongoing        April 30, 2005
                                      -----------    -----------------      -----------      ---------------
Net sales                             $   516,853        $        --        $   516,853        $   553,547
Cost of products sold                     411,573                 --            411,573            430,213
SG&A                                       89,215                 --             89,215             91,871
Stock option expense                        2,941                 --              2,941                 --
Amortization of intangibles                 2,481                 --              2,481              2,781
Impairment, restructuring and
   related non-recurring charges            4,406              4,406                 --                 --
Interest expense, net                       4,092                 --              4,092              6,634
Other (income) and expense, net            (1,165)                --             (1,165)              (175)
                                      -----------        -----------        -----------        -----------
Earnings (loss) before taxes                3,310             (4,406)             7,716             22,223
Income taxes                                1,077             (1,546)             2,623              7,112
                                      -----------        -----------        -----------        -----------
Net earnings (loss)                   $     2,233        $    (2,860)       $     5,093             15,111
                                      ===========        ===========        ===========        ===========
Effective tax rate                           32.9%              35.1%              34.0%              32.0%

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following table provides summarized financial data for the three month periods ended April 29, 2006 and April 30, 2005 (percentages are calculated based on actual data, and columns may not add due to rounding). The table provides non-GAAP summarized financial data for the three months ended April 29, 2006 for ongoing operations. These tables present the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                                      Amounts                                    Percentage of net sales
                                     -------------------------------------------        ------------------------------------------
                                     April 29,        April 30,         Percent         April 29,        April 30,        % Point
                                       2006              2005            Change            2006             2005           Change
                                     ---------        ---------        ---------        ---------        ---------       ---------
Net sales                            $ 516,853        $ 553,547             (6.6%)          100.0%           100.0%            0.0%
Cost of products sold                  411,573          430,213             (4.3%)           79.6%            77.7%            1.9%
                                     ---------        ---------        ---------        ---------        ---------       ---------
Gross profit                           105,280          123,334            (14.6%)           20.4%            22.3%           (1.9%)
SG&A                                    89,215           91,871             (2.9%)           17.3%            16.6%            0.7%
                                     ---------        ---------        ---------        ---------        ---------       ---------
Operating earnings before
    stock option expense
    and amortization(1)                 16,065           31,463            (48.9%)            3.1%             5.7%           (2.6%)
Stock option expense                     2,941               --            100.0%             0.6%             0.0%            0.6%
Amortization of intangibles              2,481            2,781            (10.8%)            0.5%             0.5%            0.0%
                                     ---------        ---------        ---------        ---------        ---------       ---------
Operating earnings                      10,643           28,682            (62.9%)            2.1%             5.2%           (3.1%)
Interest expense, net                    4,092            6,634            (38.3%)            0.8%             1.2%           (0.4%)
Other (income) and expense, net         (1,165)            (175)              NM             (0.2%)            0.0%           (0.2%)
                                     ---------        ---------        ---------        ---------        ---------       ---------
Earnings before taxes                    7,716           22,223            (65.3%)            1.5%             4.0%           (2.5%)
Income taxes                             2,623            7,112            (63.1%)            0.5%             1.3%           (0.8%)
                                     ---------        ---------        ---------        ---------        ---------       ---------
Net earnings                         $   5,093        $  15,111            (66.3%)            1.0%             2.7%           (1.7%)
                                     =========        =========        =========        =========        =========       =========
Effective tax rate                        34.0%           32.0%

NM - Not meaningful

(1) Operating earnings before stock option expense and amortization is a non-GAAP measure that differs from operating earnings in that it excludes stock option expense and amortization of intangibles. Operating earnings before stock option expense and amortization should not be considered as an alternative to operating earnings. Operating earnings before stock option expense and amortization is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings before stock option expense and amortization between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of stock option expense and amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before stock option expense and amortization may not be comparable to any similarly titled measure used by another company.

SEASONALITY. Kellwood's businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. We generally sell our products prior to the principal retail selling seasons: spring, summer, fall and holiday. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

SALES for ongoing operations for the first quarter of 2006 were $516,853, decreasing $36,694 or 6.6% versus the first quarter of 2005. The decline in sales for the first quarter of 2006 was due to a decrease in sales for our legacy branded women's sportswear business and the other soft goods business. These decreases were partially offset by growth in our Women's Sportswear and program business, and growth in our Smart Shirts division across a broad range of products.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

GROSS PROFIT for ongoing operations for the first quarter of 2006 was $105,280 or 20.4% of sales, decreasing $18,054 versus the first quarter of 2005, due to the drop in sales. The decline in our gross margin rate of 1.9 percentage points for the three months ended April 29, 2006 resulted from competitive price pressure and actions taken to move seasonal inventory, primarily in the Men's Sportswear and Other Soft Goods segments.

SG&A EXPENSE for ongoing operations remained relatively consistent in the first quarter of 2006 compared to the first quarter of 2005, decreasing $2,656 or 2.9%. The decrease in SG&A expense was due to various expense reduction initiatives. SG&A expense as a percentage of sales increased to 17.3% in the first quarter of 2006 from 16.6% in the first quarter of 2005 due to the decrease in sales.

INTEREST EXPENSE, NET for ongoing operations for the first quarter of 2006 decreased $2,542 or 38.3% versus the first quarter of 2005 due to an increase in interest income resulting from the increase in cash and higher short term investment interest rates.

INCOME TAXES. Our effective tax rate on pretax earnings from ongoing operations was 34.0% for the three months ended April 29, 2006, as compared to 32.0% for the three months ended April 30, 2005. These rates differ from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore.

SHARE-BASED COMPENSATION
------------------------

On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Earnings related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. See Note 10 to Condensed Consolidated Financial Statements for additional discussion.

We will recognize the cost of all employee stock options on a straight-line attribution over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25, and related Interpretations in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In the first quarter of 2006, we expensed $2,941 of stock options; we expect $1,403 to be expensed during the second through fourth quarters of 2006 and $1,301 of stock option expense in fiscal year 2007.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the three month periods ended April 29, 2006 and April 30, 2005, for the discontinued operations.

                                                                     Amounts
                                                   -------------------------------------------
                                                   April 29,        April 30,         Percent
                                                     2006             2005             Change
                                                   ---------        ---------        ---------
Net sales                                          $   1,935        $  85,832            (97.7%)
Cost of products sold                                     --           76,000           (100.0%)
                                                   ---------        ---------        ---------
Gross profit                                           1,935            9,832            (80.3%)
SG&A                                                     589           14,257            (95.9%)
                                                   ---------        ---------        ---------
Operating earnings (loss) before amortization
    and impairment, restructuring and related
    non-recurring charges (1)                          1,346           (4,425)              NM
Amortization of intangibles                               --              420           (100.0%)
Impairment, restructuring and related
    non-recurring charges                                305               --            100.0%
                                                   ---------        ---------        ---------
Operating earnings (loss)                              1,041           (4,845)              NM
Other (income) and expense, net                          (12)              (3)              NM
                                                   ---------        ---------        ---------
Earnings (loss) before taxes                           1,053           (4,842)              NM
Income taxes                                          (5,907)          (1,550)              NM
                                                   ---------        ---------        ---------
Net earnings (loss)                                $   6,960        $  (3,292)              NM
                                                   =========        =========        =========
Effective tax rate                                     561.1%            32.0%

NM - Not meaningful

(1) Operating earnings (loss) before amortization and impairment, restructuring and related non-recurring charges is a non-GAAP measure that differs from operating earnings (loss) in that it excludes amortization of intangibles and impairment, restructuring and related non-recurring charges. Operating earnings
(loss) before amortization and impairment, restructuring and related non-recurring charges should not be considered as an alternative to operating earnings (loss). Operating earnings (loss) before amortization and impairment, restructuring and related non-recurring charges is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings
(loss) before amortization and impairment, restructuring and related non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and related non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating earnings
(loss) before amortization and impairment, restructuring and related non-recurring charges may not be comparable to any similarly titled measure used by another company.

The discontinued businesses ceased normal operations in 2005. The sales amount for the first quarter of 2006 primarily represents the reversal of accounts receivable allowances determined not to be necessary. SG&A expense represents expenses for final asset liquidation activities.

Income taxes for the three months ended April 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Our effective tax rates on discontinued operations, excluding the reversal of tax reserves (see Note 3 to Condensed Consolidated Financial Statements for further information related to the reversal of tax reserves), was 37.3% for the three months ended April 29, 2006.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

SEGMENT RESULTS
---------------

We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our divisions are aggregated into the following reportable segments:

      o     Women's Sportswear,

      o     Men's Sportswear,

      o     Other Soft Goods, and

      o     General Corporate.

Segment sales and earnings for the three months ended April 29, 2006 and April 30, 2005 do not include impairment, restructuring and related non-recurring charges, therefore ongoing and continuing operations are the same. Sales and segment earnings for continuing operations by segment for these periods were as follows:

                                 Three months ended
                        ---------------------------------------
                        April 29,      April 30,       Percent
Net sales                  2006           2005          Change
---------               ---------      ---------      ---------
Women's Sportswear      $ 304,428      $ 337,503           (9.8%)
Men's Sportswear          133,366        128,986            3.4%
Other Soft Goods           79,059         87,058           (9.2%)
                        ---------      ---------      ---------
Total net sales         $ 516,853      $ 553,547           (6.6%)
                        =========      =========      =========


                              Three months ended - amounts                    Three months ended - percentages
                        ------------------------------------------      -------------------------------------------
                        April 29,       April 30,        Percent         April 29,       April 30,        % Point
Segment earnings          2006            2005            Change           2006            2005           Change
------------------      ---------       ---------       ---------        ---------       ---------       ---------
Women's Sportswear      $  16,623       $  20,982           (20.8%)            5.5%            6.2%           (0.7%)
Men's Sportswear            5,708          10,702           (46.7%)            4.3%            8.3%           (4.0%)
Other Soft Goods            6,951          10,338           (32.8%)            8.8%           11.9%           (3.1%)
General Corporate         (13,217)        (10,559)           25.2%              NM              NM              NM
                        ---------       ---------       ---------        ---------       ---------       ---------
Segment earnings        $  16,065       $  31,463           (48.9%)            3.1%            5.7%           (2.6%)
                        =========       =========       =========        =========       =========       =========

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for ongoing operations for the first quarter of 2006 were $304,428, decreasing $33,075 or 9.8% versus the first quarter of 2005. The decrease in sales is due to reduced orders for some of our legacy brands, partially offset by growth from our program business.

Segment earnings for ongoing operations for the first quarter of 2006 were $16,623, down $4,359 from the first quarter of 2005, due to the decline in segment sales and lower gross margins due to competitive price pressure resulting from efforts to move seasonal inventory.

MEN'S SPORTSWEAR. Sales for ongoing operations for the first quarter of 2006 were $133,366, increasing $4,380 or 3.4% versus the first quarter of 2005 due to increased sales for Smart Shirts across a broad range of products.

Segment earnings for ongoing operations for the first quarter of 2006 were $5,708, down $4,994 from the first quarter of 2005. The decrease in earnings was primarily due to lower gross margins, resulting from competitive price pressure.

OTHER SOFT GOODS. Sales for ongoing operations for the first quarter of 2006 were $79,059, decreasing $7,999 or 9.2% versus the first quarter of 2005. The decrease was primarily due to sales shifts from the first quarter to the second quarter of 2006.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

Segment earnings for ongoing operations for the first quarter of 2006 were $6,951, decreasing $3,387 versus the first quarter of 2005. The segment earnings for ongoing operations decreased slightly despite the increase in sales due to a decrease in gross margin (21.2% and 23.4% for the three months ended April 29, 2006 and April 30, 2005, respectively) related to competitive price pressure and rising raw material prices.

GENERAL CORPORATE expense for the first quarter of 2006 was $13,218, increasing $2,659 versus the first quarter of 2005, primarily due to an increase in compensation expense.

FINANCIAL CONDITION
-------------------

Cash flow from operations continues to be our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. We use financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through our debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders' equity, or total capital). As of April 29, 2006, our debt-to-capital ratio was 45.2%, down 0.3 percentage points from January 28, 2006 and up 5.8 percentage points from April 30, 2005. The increase from April 30, 2005 was primarily due to the activity related to our share repurchase program (Stock Repurchase Program).

In July 2005, we announced the Stock Repurchase Program of up to 10% or $75,000 of our stock. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program, and to meet existing obligations and engage in acquisitions supporting our business strategy.

NET CASH PROVIDED BY OPERATING ACTIVITIES was $5,162 for the three months ended April 29, 2006 compared to $31,119 for the three months ended April 30, 2005. The $25,957 decrease in net cash provided by operating activities from the first quarter of 2005 was due to the smaller year over year decrease in inventories in the first quarter of 2006 as compared to the first quarter of 2005.

Working Capital

Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 28, 2006 to April 29, 2006 are primarily a result of seasonality of our businesses.

- Accounts receivable decreased $4,083 to $317,826 at April 29, 2006 from $321,909 at April 30, 2005 primarily due to the drop in sales. Days sales outstanding were 53 days as of April 29, 2006 compared to 55 days at April 30, 2005.

- Inventories decreased $40,194 to $175,196 at April 29, 2006 from $215,390 at April 30, 2005. Days supply stands at 53 days at April 29, 2006 compared to 58 days at April 30, 2005. The decrease in days supply is due to continued improvement in inventory management, resulting from reducing cycle time and actions taken to move seasonal product.

- Accounts payable and accrued expenses increased $15,714 to $235,968 at April 29, 2006 from $220,254 at April 30, 2005 primarily as a result of an increase in accrued income taxes and accounts payable due to management's focus on extending payment terms.

NET CASH USED IN INVESTING ACTIVITIES decreased to $9,166 for the three months ended April 29, 2006 from $11,791 for the three months ended April 30, 2005. The $9,166 of cash used in investing activities for the three months ended April 29, 2006 was due primarily to the additional cash purchase consideration paid to Briggs New York Corp. ($6,446) and capital expenditures of $3,412.

In the ordinary course of business, we consider various strategic initiatives including acquisitions, strategic alliances and divestitures of existing businesses. Management believes that the combined current cash, cash generated from operations and availability under credit facilities will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

NET CASH USED IN FINANCING ACTIVITIES increased to $4,054 for the three months ended April 29, 2006 from $1,709 for the three months ended April 30, 2005. The $2,345 increase was primarily due to stock purchases under the Stock Repurchase Program in the first quarter of 2006.

On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spreads depending upon excess liquidity, as defined in the credit agreement. At April 29, 2006, there were no borrowings outstanding under the Senior Credit Facility. Letters of credit outstanding under the Senior Credit Facility were $17,374. See Note 7 to Condensed Consolidated Financial Statements for further information.

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. At April 29, 2006, there were $5,000 and $25,000 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. In addition, the terms of the Asian Credit Facility allow it to become secured when the Senior Credit Facility becomes secured. See Note 7 to Condensed Consolidated Financial Statements for further information.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $39,020 at April 29, 2006. There were $9,238 of borrowings outstanding under these lines at April 29, 2006. We have $9,408 in outstanding letters of credit used by our foreign operations under these lines at April 29, 2006.

CASH AND CASH EQUIVALENTS increased $146,139 to $424,767 at April 29, 2006 from $278,628 at April 30, 2005. This increase was primarily due to positive cash flow from operations and working capital freed up as part of the 2005 Restructuring Plan, partially offset by the activity related to the Stock Repurchase Program.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
-----------------------------------------------------------------

This Quarterly Report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events and are based on various assumptions and subject to a wide variety of risks and uncertainties. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot and do not give any assurance that such expectations will prove to be correct.

Our forward-looking statements are based on certain assumptions, and our operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of our operations and cause actual results to differ materially from our expectations. These factors should be read in conjunction with the risk factors included in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28, 2006). These factors include but are not limited to:

o intense competition in the apparel industry on many fronts, including the following:

      -     establishing and maintaining favorable brand recognition,

      -     developing products that appeal to consumers,

      -     pricing products appropriately,

      -     obtaining access to and sufficient floor space in retail outlets;

o     failing to continually anticipate fashion trends and customer tastes;

o     uncertainties regarding consumer confidence and spending patterns;

o     concentration of our customers;

o     consolidation and change in the retail industry;

o     loss of key personnel;

o     impact of the extent of foreign sourcing and manufacturing, such as:

      -     uncertainty caused by the elimination of import quotas in China,

      - political and economic instability in countries where our products are manufactured,

      -     imposition of regulations and quotas relating to imports,

      -     imposition of duties, taxes and other charges on imports,

      - significant fluctuation of the value of the dollar against foreign currencies,

      -     restrictions on the transfer of funds to or from foreign countries,

      - political instability, military conflict, or terrorism involving the United States,

      -     disease epidemics and health related concerns,

      - reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers,

      -     violations by foreign contractors of labor and wage standards;

o     continued value of licensed brands;

o ability to generate sufficient sales to offset the minimum royalty payments we must pay with respect to these products;

o     inability to protect our intellectual property rights;

o     fluctuations in the price, availability and quality of raw materials;

o     reliance on independent manufacturers; and

o availability of suitable acquisition candidates and integrating them into our existing business.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------
                  (Dollars in thousands, except per share data)

The words "believe", "expect", "will", "estimate", "project", "forecast", "planned", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Form 10-Q are forward-looking.

Forward-looking statements are not guarantees, as actual results could differ materially from those expressed or implied in forward-looking statements. We specifically disclaim any obligation to publicly update, modify, retract or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

At April 29, 2006, our debt portfolio was composed of 92% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed during 2006.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $494,861, which compares to the book value of $509,083. Various financial instruments that we issue are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt. With respect to our fixed-rate debt outstanding at April 29, 2006, a 10% increase in interest rates would have resulted in approximately a $22,391 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $24,236 increase in the market value of our fixed-rate debt.

In addition, we do not believe that foreign currency risk, commodity price or inflation risk are expected to be material to our business or our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 29, 2006. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 29, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling approximately $55,430,070. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling approximately $5,005,669. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets. This program replaces the previous stock repurchase program authorized in September 2000.

                                                                                                   Maximum Number
                                                                         Total Number of          (or Approximate
                                                     Average Price       Shares (or Units)     Dollar Value) of Shares
                                Total Number of         as Paid        Purchased as Part of   (or Units) that May Yet
                               Shares (or Units)       per Share        Publicly Announced       Be Purchased Under
         Fiscal Month              Purchased           (or Unit)         Plans or Programs      the Plans or Programs
---------------------------    -----------------   --------------     ----------------------  ------------------------
February (1/29/06 - 3/4/06)                   --   $           --                       --                    565,585
March (3/5/06 - 4/1/06)                  173,600            28.83                  173,600                    391,985
April (4/2/06 - 4/29/06)                      --               --                       --                    391,985
                               -----------------   --------------     --------------------     ----------------------
Total                                    173,600   $        28.83                  173,600                    391,985
                               =================   ==============     ====================     ======================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the June 1, 2006 Annual Meeting of Shareowners, the following matters were voted on by shareowners:

o Three Directors were elected to serve two-year terms. The tabulation was as follows:

      Directors                       Shares Voted For         Shares Withheld
      ---------                       ----------------         ---------------
      Ben B. Blount, Jr.                    23,365,417                 137,589
      Janice E. Page                        21,184,290               2,318,716
      Robert C. Skinner, Jr.                23,099,236                 403,770

      Other directors whose term of office continued after the meeting are as follows:

         Robert J. Baer
         Kitty G. Dickerson, Ph.D.
         Jerry M. Hunter
         Larry R. Katzen
         Harvey A. Weinberg

o Shareowners approved to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for fiscal year 2006.

     Shares Voted For            Shares Against           Shares Abstaining
     ----------------            --------------           -----------------
           21,187,748                 2,308,943                       6,315

ITEM 6. EXHIBITS
----------------

S.E.C. Exhibit
Reference No.          Description
-------------          -----------

4.8 Loan and Security Agreement, dated April 12, 2006, by and among Kellwood Company and its domestic subsidiaries from time to time a party hereto, the financial institutions party thereto and Bank of America, N.A., as agent, incorporated by reference to Exhibit 4.8 of Form 8-K filed April 17, 2006, SEC File No. 1-7340.

4.9 US $50,000,000 Term and Revolving Credit Facility Agreement dated December 21, 2005, by and among Smart
                       Shirts Limited, certain guarantors thereto, Banc of America Securities Asia Limited and The Hong Kong and Shanghai Banking Corporation Limited as lead arrangers, the Financial thereto and Banc of America Securities Asia Limited as facility agent, incorporated by reference to
                       Exhibit 4.9 of Form 8-K filed April 17, 2006, SEC File No. 1-7340.

10.26*                 Form of annual  compensation  term  sheet  for  Robert C.
                       Skinner, Jr., including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit
                       99.1 of Form  8-K  filed  March  15,  2006,  SEC File No.
                       1-7340.

10.27*                 Form of annual  compensation  term  sheet for  Stephen L.
                       Ruzow, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit
                       99.2 of Form 8-K filed March 15, 2006, SEC File
                       No. 1-7340.

10.28* Form of annual compensation term sheet for W. Lee Capps III, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit
                       99.3 of Form  8-K  filed  March  15,  2006,  SEC File No.
                       1-7340.

10.29*                 Form of annual  compensation  term  sheet  for  Thomas H.
                       Pollihan, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit
                       99.4 of Form  8-K  filed  March  15,  2006,  SEC File No.
                       1-7340.

10.30* Form of annual compensation term sheet for Hal J. Upbin, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit
                       99.5 of Form  8-K  filed  March  15,  2006,  SEC File No.
                       1-7340.

31.1                   Certification  of Chief  Executive  Officer  pursuant  to
                       Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

KELLWOOD COMPANY

June 7, 2006                 /s/ W. Lee Capps III
                             ---------------------------------------------------
                             W. Lee Capps III
                             Chief Operating Officer and Chief Financial Officer
                             (Principal Financial Officer)


June 7, 2006                 /s/ Gregory W. Kleffner
                             ---------------------------------------------------
                             Gregory W. Kleffner
                             Senior Vice President Finance and Controller
                             (Principal Accounting Officer)