Form 10-Q
period 2006-07-29
KELLWOOD CO
filed 2006-09-06
CIK 55080

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended July 29, 2006

                                     OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       -------------  ------------

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

Number of shares of common stock, par value $0.01, outstanding at July 29, 2006: 25,710,012.

                              KELLWOOD COMPANY
                              ----------------

                                    INDEX
                                    -----

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets                         3

               Condensed Consolidated Statements of Operations               4

               Condensed Consolidated Statements of Cash Flows               5

               Notes to Condensed Consolidated Financial Statements          6

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               17

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                                 32

       Item 4. Controls and Procedures                                      32


PART II. OTHER INFORMATION

       Item 2. Unregistered Sales of Equity Securities and Use
                of Proceeds                                                 33

       Item 4. Submission of Matters to a Vote of Security Holders          33

       Item 6. Exhibits                                                     33

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               KELLWOOD COMPANY AND SUBSIDIARIES
                               ---------------------------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       -------------------------------------------------
                                     (Amounts in thousands)

                                                          January 28,    July 30,      July 29,
                                                              2006         2005          2006
                                                          -----------   ----------    ----------

ASSETS
------
Current assets:
    Cash and cash equivalents                             $  432,825    $  292,783    $  403,578
    Receivables, net                                         294,044       327,458       312,449
    Inventories                                              206,403       255,727       239,673
    Current deferred taxes and prepaid expenses               46,357        69,765        50,535
    Current assets of discontinued operations                 62,675        78,793         1,926
                                                          ----------    ----------    ----------
         Total current assets                              1,042,304     1,024,526     1,008,161

Property, plant and equipment, net                            79,737        80,233        76,175
Intangible assets, net                                       160,027       165,141       154,963
Goodwill                                                     203,831       195,341       203,882
Other assets                                                  26,858        28,292        24,337
Long-term assets of discontinued operations                      889         3,604         1,292
                                                          ----------    ----------    ----------
Total assets                                              $1,513,646    $1,497,137    $1,468,810
                                                          ==========    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable and current portion
     of long-term debt                                    $   13,571    $       33    $   22,184
    Accounts payable                                         170,914       172,591       190,781
    Accrued salaries and employee benefits                    40,554        31,962        32,291
    Other accrued expenses                                    97,139        72,800        43,930
    Current liabilities of discontinued operations            30,888        29,707        13,704
                                                          ----------    ----------    ----------
         Total current liabilities                           353,066       307,093       302,890

Long-term debt                                               494,806       469,729       489,328
Deferred income taxes and other                               56,407        78,469        55,447
Stockholders' equity:
    Common stock                                             272,073       271,745       277,412
    Retained earnings                                        499,613       479,379       507,755
    Accumulated other comprehensive loss                      (8,634)      (10,529)       (9,153)
    Less treasury stock, at cost                            (153,685)      (98,749)     (154,869)
                                                          ----------    ----------    ----------
    Total stockholders' equity                               609,367       641,846       621,145
                                                          ----------    ----------    ----------

Total liabilities and stockholders' equity                $1,513,646    $1,497,137    $1,468,810
                                                          ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            -----------------------------------------------------------
                                  (Amounts in thousands, except per share data)

                                                          Three months ended                 Six months ended
                                                      -------------------------         ---------------------------
                                                      July 30,         July 29,          July 30,          July 29,
                                                        2005             2006              2005              2006
                                                      --------         --------         ----------         --------

Net sales                                             $488,196         $474,491         $1,041,743         $991,344

Costs and expenses:
    Cost of products sold                              388,764          374,930            818,978          786,504
    Selling, general and administrative expenses        82,247           79,179            174,118          168,394
    Stock option expense                                     -              468                  -            3,409
    Amortization of intangible assets                    2,789            2,582              5,570            5,064
    Impairment, restructuring and
     related non-recurring charges                      37,027            2,510             37,027            6,916
    Interest expense, net                                5,911            3,774             12,545            7,865
    Other (income) and expense, net                       (332)            (175)              (508)          (1,342)
                                                      --------         --------         ----------         --------
(Loss) earnings before income taxes                    (28,210)          11,223             (5,987)          14,534
Income taxes                                           (21,290)           3,741            (14,178)           4,819
                                                      --------         --------         ----------         --------
Net (loss) earnings from continuing operations          (6,920)           7,482              8,191            9,715
Net (loss) earnings from discontinued operations       (72,013)            (316)           (75,305)           6,644
                                                      --------         --------         ----------         --------
Net (loss) earnings                                   $(78,933)        $  7,166         $  (67,114)        $ 16,359
                                                      ========         ========         ==========         ========

Weighted average shares outstanding:
    Basic                                               27,812           25,700             27,785           25,661
                                                      ========         ========         ==========         ========
    Diluted                                             27,812           25,842             27,943           25,814
                                                      ========         ========         ==========         ========

(Loss) earnings per share:
    Basic:
      Continuing operations                           $  (0.25)        $   0.29         $     0.29         $   0.38
      Discontinued operations                            (2.59)           (0.01)             (2.71)            0.26
                                                      --------         --------         ----------         --------
      Net (loss) earnings                             $  (2.84)        $   0.28         $    (2.42)        $   0.64
                                                      ========         ========         ==========         ========
    Diluted:
      Continuing operations                           $  (0.25)        $   0.29         $     0.29         $   0.38
      Discontinued operations                            (2.59)           (0.01)             (2.69)            0.26
                                                      --------         --------         ----------         --------
      Net (loss) earnings                             $  (2.84)        $   0.28         $    (2.40)        $   0.63
                                                      ========         ========         ==========         ========

Dividends paid per share                              $   0.16         $   0.16         $     0.32         $   0.32
                                                      ========         ========         ==========         ========

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

                                                                                    Six months ended
                                                                               -------------------------
                                                                               July 30,         July 29,
                                                                                 2005             2006
                                                                               --------         --------

OPERATING ACTIVITIES:

Net (loss) earnings                                                            $(67,114)        $ 16,359

Add/(deduct) items not affecting operating cash flows:
     Depreciation and amortization                                               21,301           17,938
     Stock-based compensation expense                                                 -            3,409
     Deferred income taxes and other                                             (7,166)           1,235
     Incremental tax benefits from stock options exercised                            -             (234)
     Non-cash adjustments related to impairment, restructuring
      and related non-recurring charges                                          93,350            4,264

Changes in working capital components:
     Receivables, net                                                             1,172            9,493
     Inventories                                                                 17,696          (30,257)
     Prepaid expenses                                                            (1,978)          (5,160)
     Accounts payable and accrued expenses                                       (5,621)             263
     Payment of liabilities associated with the 2005 Restructuring Plan               -          (18,884)
     Current deferred and accrued income taxes                                    5,050           (6,736)
                                                                               --------         --------
Net cash provided by (used in) operating activities                              56,690           (8,310)
                                                                               --------         --------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                      (10,762)          (9,785)
Acquisitions (additional cash purchase consideration)                           (12,178)          (8,541)
Receipts for note receivable                                                      2,063            1,375
Dispositions of fixed assets                                                      1,325              229
                                                                               --------         --------
Net cash used in investing activities                                           (19,552)         (16,722)
                                                                               --------         --------

FINANCING ACTIVITIES:
Borrowings of notes payable                                                           -           53,084
Payments of notes payable                                                             -          (50,021)
Dividends paid                                                                   (8,895)          (8,217)
Stock purchases under Stock Repurchase Program                                        -           (5,006)
Stock transactions under incentive plans                                          3,531            5,711
Incremental tax benefits from stock options exercised                                 -              234
                                                                               --------         --------
Net cash used in financing activities                                            (5,364)          (4,215)
                                                                               --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          31,774          (29,247)
Cash and cash equivalents, beginning of period                                  261,009          432,825
                                                                               --------         --------
Cash and cash equivalents, end of period                                       $292,783         $403,578
                                                                               ========         ========

See accompanying notes to condensed consolidated financial statements.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 1. BASIS OF PRESENTATION. The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28, 2006). As used in this Report, unless the context requires otherwise, "our," "us" and "we" refer to Kellwood Company and its subsidiaries.

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

The total expected cost of the actions in connection with the 2005 Restructuring Plan and the provision recorded to date (the second quarter of 2005 through the second quarter of 2006) related to our reportable segments (before tax) is as follows:

                              Continuing Operations        Discontinued Operations               Total
                              ----------------------      -------------------------      ------------------------
                                             Total                          Total                         Total
                                Total      Provision        Total         Provision        Total        Provision
                              Expected     Recorded       Expected        Recorded       Expected       Recorded
                                Cost        to Date         Cost           to Date         Cost          to Date
                              -------       -------       -------          -------       --------       --------
Women's Sportswear            $40,598       $19,305       $22,458          $21,753       $ 63,056       $ 41,058
Men's Sportswear                1,373         1,373        12,471           12,471         13,844         13,844
Other Soft Goods                1,073           798        32,626           32,626         33,699         33,424
General Corporate              39,580        35,806         4,821            4,821         44,401         40,627
                              -------       -------       -------          -------       --------       --------
   Total                      $82,624       $57,282       $72,376          $71,671       $155,000       $128,953
                              =======       =======       =======          =======       ========       ========

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

For the three and six months ended July 30, 2005, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                           Three and six months ended July 30, 2005
                                           ----------------------------------------
                                           Continuing     Discontinued
                                           Operations      Operations       Total
                                           ----------     ------------     --------

Net sales                                   $     50        $  5,110       $  5,160
Cost of products sold                              -          56,335         56,335
Impairment of goodwill and intangibles        30,909          18,657         49,566
Restructuring and other
 non-recurring charges                         6,118          16,178         22,296
                                            --------        --------       --------
Total pretax cost                           $ 37,077        $ 96,280       $133,357
                                            ========        ========       ========
Total after tax cost                        $ 25,950        $ 67,400       $ 93,350
                                            ========        ========       ========
Diluted loss per share - three months
 ended July 30, 2005                        $   0.93        $   2.42       $   3.36
                                            ========        ========       ========
Diluted loss per share - six months
 ended July 30, 2005                        $   0.93        $   2.41       $   3.34
                                            ========        ========       ========

The total after tax cost related to the 2005 Restructuring Plan was the same for the three and six months ended July 30, 2005; however, the diluted loss per share differed due to the diluted share amounts. See Note 12.

For the three months ended July 29, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                               Three months ended July 29, 2006
                                           ----------------------------------------
                                           Continuing     Discontinued
                                           Operations      Operations       Total
                                           ----------     ------------     --------

Net sales                                   $      -        $ (1,024)      $ (1,024)
Cost of products sold                              -             109            109
Restructuring and other
   non-recurring charges                       2,510           1,958          4,468
                                            --------        --------       --------
Total pretax cost                           $  2,510        $  1,043       $  3,553
                                            ========        ========       ========
Total after tax cost                        $  1,582        $    645       $  2,227
                                            ========        ========       ========
Diluted loss per share                      $   0.06        $   0.02       $   0.09
                                            ========        ========       ========

For the six months ended July 29, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                Six months ended July 29, 2006
                                           ----------------------------------------
                                           Continuing     Discontinued
                                           Operations      Operations       Total
                                           ----------     ------------     --------

Net sales                                   $      -        $ (2,192)      $ (2,192)
Cost of products sold                              -            (348)          (348)
Restructuring and other
   non-recurring charges                       6,916           2,263          9,179
                                            --------        --------       --------
Total pretax cost (income)                  $  6,916        $   (277)      $  6,639
                                            ========        ========       ========
Total after tax cost (income)               $  4,442        $   (178)      $  4,264
                                            ========        ========       ========
Diluted loss (income) per share             $   0.17        $  (0.01)      $   0.17
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

A rollforward of the major components of this non-recurring charge from April 29, 2006 to July 29, 2006 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        April 29,                                                         July 29,
                                           2006        Provision        Reversals       Utilization         2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
 Commitment Reserves                  $       1,854  $           -   $             -   $       (1,604)  $         250
Contractual Obligations                       2,233          2,400                 -           (2,817)          1,816
Employee Severance and
 Termination Benefits                         1,550            110                 -             (361)          1,299
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       5,637  $       2,510   $             -   $       (4,782)  $       3,365
                                      =============  =============   ===============   ==============   =============

A rollforward of the major components of this non-recurring charge from April 29, 2006 to July 29, 2006 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        April 29,                                                         July 29,
                                          2006         Provision        Reversals       Utilization         2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
 Commitment Reserves                  $         199  $         109   $             -   $         (162)  $         146
Sales Allowances                              1,098              -            (1,024)             (74)              -
Contractual Obligations                       8,622          2,012                 -           (2,955)          7,679
Employee Severance and
 Termination Benefits                         6,108              -               (54)          (1,551)          4,503
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      16,027  $       2,121   $        (1,078)  $       (4,742)  $      12,328
                                      =============  =============   ===============   ==============   =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for discontinued operations, as a direct result of the discontinuance plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,400 employees.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain divisions' goodwill and intangible asset balances. In connection with the 2005 Restructuring Plan and pursuant to our policies for assessing impairment of goodwill and long-lived assets, $29,279 and $20,287 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the second quarter of 2005. Of these amounts, $9,234 and $9,423 of goodwill and intangible assets, respectively, relate to divisions that are included in discontinued operations. Included in continuing operations is the write-off of $20,045 and $10,864 of goodwill and intangible assets, respectively.

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

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2, are as follows:

                                                   Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
                                                July 30,        July 29,           July 30,        July 29,
                                                  2005            2006               2005            2006
                                            ---------------  --------------     --------------  --------------
Net sales                                   $        73,641  $        1,715     $      159,473  $        3,650
                                            ===============  ==============     ==============  ==============
Impairment, restructuring and related
     non-recurring charges                  $        34,835  $        1,958     $       34,835  $        2,263
                                            ===============  ==============     ==============  ==============
(Loss) earnings before income taxes                (103,063)           (505)          (107,906)            548
Income taxes                                        (31,050)           (189)           (32,601)         (6,096)
                                            ---------------  --------------     --------------  --------------
Net (loss) earnings                         $       (72,013) $         (316)    $      (75,305) $        6,644
                                            ===============  ==============     ==============  ==============
Diluted (loss) earnings per share           $         (2.59) $        (0.01)    $        (2.69) $         0.26
                                            ===============  ==============     ==============  ==============

Net sales for the three and six months ended July 29, 2006 primarily represent the reversal of accrued discounts, returns and allowances determined not to be necessary.

Income taxes for the six months ended July 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               January 28,       July 30,        July 29,
                                                                  2006             2005            2006
                                                             --------------  ---------------  --------------

Cash and cash equivalents                                    $          241  $           386  $            -
Receivables, net                                                     27,032           47,906               -
Inventories                                                           2,113           26,788               -
Current deferred taxes and prepaid expenses                          33,289            3,713           1,926
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       62,675  $        78,793  $        1,926
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $           85  $         1,600  $            -
Intangible assets, net                                                    -              123               -
Prepaid taxes                                                             -            1,590               -
Other assets                                                            804              291           1,292
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $          889  $         3,604  $        1,292
                                                             ==============  ===============  ==============

Accounts payable                                             $        7,779  $        22,925  $          489
Accrued liabilities                                                  23,109            6,782          13,215
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       30,888  $        29,707  $       13,704
                                                             ==============  ===============  ==============

The accrued liabilities represent charges taken in connection with the 2005 Restructuring Plan that have not yet been paid and primarily relate to contractual obligations and employee severance and termination benefits.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

NOTE 4. BUSINESS COMBINATIONS. In connection with our acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat), additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2005 was $2,095, which was paid out during the second quarter of 2006 and was recorded as additional goodwill.

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

NOTE 5. INVENTORIES. Inventories of continuing operations consist of the following:

                                                           January 29,         July 30,          July 29,
                                                              2006               2005              2006
                                                          -------------     -------------     -------------
Inventories:
      Finished goods                                      $     155,107     $     197,703     $     178,002
      Work in process                                            29,240            28,618            29,530
      Raw materials                                              22,056            29,406            32,141
                                                          -------------     -------------     -------------
      Total inventories                                   $     206,403     $     255,727     $     239,673
                                                          =============     =============     =============
Net of obsolescence reserves of:                          $      21,057     $      24,162     $      26,503
                                                          =============     =============     =============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets of continuing operations since the beginning of 2006 are as follows:

                                                           Goodwill        Intangibles
                                                          -----------      -----------
Balance at January 28, 2006                               $   203,831      $   160,027
Changes:
   Adjustments to estimated contingent
     purchase price                                                51                -
Amortization expense                                                -           (5,064)
                                                          -----------      -----------
Balance at July 29, 2006                                  $   203,882      $   154,963
                                                          ===========      ===========

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT. On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. Borrowers under the Senior Credit Facility include Kellwood Company and its domestic subsidiaries (the Borrowers). Borrowings under the Senior Credit Facility are secured by the Borrowers' domestic current assets, principally consisting of accounts receivable and inventory. This does not include the stock of any subsidiaries. Borrowings under the Senior Credit Facility are limited to the lesser of the commitment amount or the borrowing base as defined in the credit agreement. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spread depending upon excess liquidity, as defined in the credit agreement. The Senior Credit Facility contains certain customary covenants, including: (a) when availability under the Senior Credit Facility becomes less than $40,000, a minimum fixed charge coverage ratio is required; and (b) so long as availability remains above $60,000, Borrowers would generally not be restricted in terms of distributions and dividends, investments, issuance of new indebtedness, granting of liens (except to assets securing the Senior Credit Facility), acquisitions and capital expenditures. At July 29, 2006, there were no borrowings outstanding under the Senior Credit Facility, and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $19,945 at July 29, 2006.

                      KELLWOOD COMPANY AND SUBSIDIARIES
                      ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                (Dollars in thousands, except per share data)

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict our Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that our Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. At July 29, 2006, we were in compliance with the covenants of the Asian Credit Facility. At July 29, 2006, there were $11,000 and $25,000 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. In addition, the terms of the Asian Credit Facility allow it to become secured when the Senior Credit Facility becomes secured.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $39,027 at July 29, 2006. There were $5,628 of borrowings outstanding under these lines at July 29, 2006. We have $6,087 in outstanding letters of credit used by our foreign operations under these lines at July 29, 2006.

NOTE 8. STOCK REPURCHASE PROGRAM. In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. We did not repurchase any shares under the Stock Repurchase Program during the second quarter of 2006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets.

NOTE 9. COMPREHENSIVE (LOSS) INCOME. Differences between net (loss) earnings and total comprehensive (loss) income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                          Three months ended                  Six months ended
                                                     ----------------------------       ----------------------------
                                                       July 30,        July 29,           July 30,        July 29,
                                                         2005            2006               2005            2006
                                                     ------------    ------------       ------------   -------------

Net (loss) earnings                                  $    (78,933)   $      7,166       $    (67,114)  $      16,359

Other comprehensive income:
   Currency translation adjustment                            150            (479)               453            (256)
   Unrecognized gain (loss) on derivatives                    230            (116)               414            (263)
                                                     ------------    ------------       ------------   -------------
   Total comprehensive (loss) income                 $    (78,553)   $      6,571       $    (66,247)  $      15,840
                                                     ============    ============       ============   =============

NOTE 10. SHARE-BASED COMPENSATION. On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The adoption of SFAS No. 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase to net cash provided by financing activities of $234 related to incremental tax benefits from stock options exercised in the six months ended July 29, 2006.

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

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Total stock option expense recorded in the first and second quarters of 2006 and in the pro forma table below for 2005 has been reduced by an estimated forfeiture rate of 5.0%. This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

We have issued stock options and restricted shares to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three to five year vesting period with a contractual term of 10 years. Shares are issued from treasury stock upon the exercise of stock options.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. For stock option awards, no compensation cost was recognized prior to January 28, 2006. If the fair value method had been applied, our net income and earnings per share for the three months and six months ended July 30, 2005 would have been the pro forma amounts as follows:

                                                                     Three months ended        Six months ended
                                                                   ---------------------     ---------------------
                                                                        July 30, 2005            July 30, 2005
                                                                   ---------------------     ---------------------
Net (loss) earnings from continuing operations, as reported        $              (6,920)    $               8,191
Less: Share-based employee compensation expense
    determined under the fair value based method
    for all awards, net of related tax effects                                      (720)                   (5,965)
                                                                   ---------------------     ---------------------

Pro-forma net (loss) earnings from continuing operations           $              (7,640)    $               2,226
                                                                   =====================     =====================

(Loss) earnings per share from continuing operations:
    Basic, as reported                                             $               (0.25)    $               0.29
    Basic, pro-forma                                               $               (0.27)    $               0.08
    Diluted, as reported                                           $               (0.25)    $               0.29
    Diluted, pro-forma                                             $               (0.27)    $               0.08

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

A summary of stock options outstanding as of January 28, 2006 and the plans' activity during the six months ended July 29, 2006 is presented below:

                                                                          Weighted Average
                                                                              Remaining            Aggregate
                                                      Weighted Average       Contractual           Intrinsic
(Shares in thousands)                    Shares        Exercise Price        Term (Years)             Value
                                    ----------------  ----------------    ----------------     -----------------
Outstanding at January 28, 2006                2,748  $          28.84
Granted                                            -                 -
Exercised                                       (267)            22.80
Forfeited or expired                             (47)            33.65
                                    ----------------  ----------------    ----------------     -----------------
Outstanding at July 29, 2006                   2,434  $          29.41                 6.0     $           3,524
                                    ----------------  ----------------    ----------------     -----------------

Exercisable at July 29, 2006                   1,843  $          30.07                 5.5     $           3,116
                                    ----------------  ----------------    ----------------     -----------------

The total intrinsic value of options exercised during the three and six month periods ended July 30, 2005 were $367 and $1,294, respectively. The total intrinsic value of options exercised during the three and six month periods ended July 29, 2006 were $679 and $2,110, respectively.

A summary of the activity for nonvested stock option awards as of July 29, 2006 and changes during the six months ended July 29, 2006 is presented below:

                                                       Weighted Average
                                                          Grant Date
(Shares in thousands)                    Awards       Fair Value per Award
                                    ----------------  --------------------
Nonvested at January 29, 2006                  1,043  $               8.53
Granted                                            -                     -
Vested                                          (742)                 8.44
Cancelled                                        (13)                 8.39
                                    ----------------  --------------------

Nonvested at July 29, 2006                       288  $               8.76
                                    ----------------  --------------------

For the six months ended July 29, 2006, we recorded $3,409 of stock option expense and a related deferred tax asset of $1,260. As of July 29, 2006, there was $2,307 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. The following table represents the before-tax share-based compensation costs to be recognized in the following fiscal years:

                                                Future Share-Based
Fiscal Year                                    Compensation Expense
------------------                             --------------------
2006 (third and fourth quarters)               $                936
2007                                                          1,371

NOTE 11. INCOME TAXES. The (benefit) provision for income taxes for continuing operations consists of the following amounts for the three and six month periods ended July 30, 2005 and July 29, 2006:

                                                          Three months ended                  Six months ended
                                                     ----------------------------       ----------------------------
                                                       July 30,        July 29,           July 30,        July 29,
                                                         2005            2006               2005            2006
                                                     ------------    ------------       ------------   -------------
(Benefit) provision on pretax (loss) earnings        $     (8,290)   $      3,741       $     (1,178)  $       4,819
Effect of repatriation of foreign earnings                (13,000)              -            (13,000)              -
                                                     ------------    ------------       ------------   -------------
Total (benefit) provision for income taxes           $    (21,290)   $      3,741       $    (14,178)  $       4,819
                                                     ============    ============       ============   =============

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

Our effective tax rate on pretax earnings from continuing operations for the three and six month periods ended July 29, 2006 was 33.3% and 33.2%, respectively. These rates differ from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore.

NOTE 12. (LOSS) EARNINGS PER SHARE. The following is a reconciliation between basic and diluted (loss) earnings per share:

                                                          Three months ended                  Six months ended
                                                     ----------------------------       ----------------------------
                                                       July 30,        July 29,           July 30,        July 29,
                                                         2005            2006               2005            2006
                                                     ------------    ------------       ------------   -------------
Numerators:
   Net (loss) earnings from continuing operations    $     (6,920)   $      7,482       $      8,191   $       9,715
   Net (loss) earnings from discontinued operations       (72,013)           (316)           (75,305)          6,644
                                                     ------------    ------------       ------------   -------------
   Net (loss) earnings                               $    (78,933)   $      7,166       $    (67,114)  $      16,359
                                                     ============    ============       ============   =============

Denominators (000's):
   Average shares outstanding - Basic                      27,812          25,700             27,785          25,661
   Impact of stock options                                      -             142                158             153
                                                     ------------    ------------       ------------   -------------
   Average shares outstanding - Diluted                    27,812          25,842             27,943          25,814
                                                     ============    ============       ============   =============

(Loss) earnings per share:
   Basic:
    Continuing operations                            $      (0.25)   $       0.29       $       0.29   $        0.38
    Discontinued operations                                 (2.59)          (0.01)             (2.71)           0.26
                                                     ------------    ------------       ------------   -------------
    (Loss) earnings per share                        $      (2.84)   $       0.28       $      (2.42)  $        0.64
                                                     ============    ============       ============   =============

   Diluted:
    Continuing operations                            $      (0.25)   $       0.29       $       0.29   $        0.38
    Discontinued operations                                 (2.59)          (0.01)             (2.69)           0.26
                                                     ------------    ------------       ------------   -------------
    (Loss) earnings per share                        $      (2.84)   $       0.28       $      (2.40)  $        0.63
                                                     ============    ============       ============   =============

The calculation of diluted earnings per share for the three and six month periods ended July 30, 2005 excludes the impact of the contingent convertible debt and 1,230,150 of stock options because to include them would have been antidilutive. The calculation of diluted earnings per share for the three and six month periods ended July 29, 2006 excludes the impact of the contingent convertible debt, and 1,088,400 and 1,160,900 of stock options, respectively, because to include them would have been antidilutive.

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

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three and six month periods ended July 30, 2005 and July 29, 2006 are as follows:

                                                       Three months ended                   Six months ended
                                                 -------------------------------    -------------------------------
                                                   July 30,          July 29,          July 30,         July 29,
                                                     2005              2006              2005             2006
                                                 -------------    --------------    -------------    --------------
Net sales:
    Women's Sportswear                           $     285,786    $      273,991    $     623,289    $      578,419
    Men's Sportswear                                   119,069           116,859          248,054           250,225
    Other Soft Goods                                    83,341            83,641          170,400           162,700
                                                 -------------    --------------    -------------    --------------
    Total net sales                              $     488,196    $      474,491    $   1,041,743    $      991,344
                                                 =============    ==============    =============    ==============

Segment earnings (loss):
    Women's Sportswear                           $       8,115    $       11,553    $      29,097    $       28,176
    Men's Sportswear                                    15,257            12,669           25,958            18,377
    Other Soft Goods                                     6,020             9,356           16,358            16,307
    General Corporate                                  (12,207)          (13,196)         (22,766)          (26,414)
                                                 -------------    --------------    -------------    --------------
    Total segments                                      17,185            20,382           48,647            36,446

Stock option expense                                         -               468                -             3,409
Amortization of intangible assets                        2,789             2,582            5,570             5,064
Impairment, restructuring and
 related non-recurring charges                          37,027             2,510           37,027             6,916
Interest expense, net                                    5,911             3,774           12,545             7,865
Other (income) and expense, net                           (332)             (175)            (508)           (1,342)
                                                 -------------    --------------    -------------    --------------
(Loss) earnings before income taxes              $     (28,210)   $       11,223    $      (5,987)   $       14,534
                                                 =============    ==============    =============    ==============

Net assets at quarter-end:
    Women's Sportswear                           $     258,139    $      206,483
    Men's Sportswear                                   238,216           105,476
    Other Soft Goods                                    52,549            45,640
    General Corporate                                   40,252           274,032
                                                 -------------    --------------
    Continuing Operations                              589,156           631,631
    Discontinued Operations                             52,690           (10,486)
                                                 -------------    --------------
    Kellwood total                               $     641,846    $      621,145
                                                 =============    ==============

The decrease in segment net assets for Men's Sportswear and the increase in segment net assets for General Corporate resulted primarily from the repatriation of $160,000 of foreign earnings as discussed in Note 4.

NOTE 14. NEW ACCOUNTING STANDARDS. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in thousands, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheets at July 30, 2005 and July 29, 2006, in the condensed consolidated statements of earnings for the three and six month periods ended July 30, 2005 and July 29, 2006, and in the condensed consolidated statements of cash flows for the six months ended July 30, 2005 and July 29, 2006. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28, 2006).

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

The total expected cost of the actions in connection with the 2005 Restructuring Plan and the provision recorded to date (the second quarter of 2005 through the second quarter of 2006) related to our reportable segments (before tax) is as follows:

                                Continuing Operations        Discontinued Operations                 Total
                           ------------------------------ -----------------------------  ------------------------------
                                                Total                          Total                          Total
                                Total         Provision        Total         Provision        Total         Provision
                              Expected        Recorded       Expected        Recorded       Expected        Recorded
                                Cost           to Date         Cost           to Date         Cost           to Date
                           --------------  -------------- --------------  -------------  --------------  --------------
Women's Sportswear         $       40,598  $       19,305 $       22,458  $      21,753  $       63,056  $       41,058
Men's Sportswear                    1,373           1,373         12,471         12,471          13,844          13,844
Other Soft Goods                    1,073             798         32,626         32,626          33,699          33,424
General Corporate                  39,580          35,806          4,821          4,821          44,401          40,627
                           --------------  -------------- --------------  -------------  --------------  --------------
   Total                   $       82,624  $       57,282 $       72,376  $      71,671  $      155,000  $      128,953
                           ==============  ============== ==============  =============  ==============  ==============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

For the three and six months ended July 30, 2005, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                                             Three and six months ended July 30, 2005
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                  50     $               5,110     $               5,160
Cost of products sold                                           -                    56,335                    56,335
Impairment of goodwill and intangibles                     30,909                    18,657                    49,566
Restructuring and other
   non-recurring charges                                    6,118                    16,178                    22,296
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              37,077     $              96,280     $             133,357
                                            =====================     =====================     =====================
Total after tax cost                        $              25,950     $              67,400     $              93,350
                                            =====================     =====================     =====================
Diluted loss per share - three months
   ended July 30, 2005                      $                0.93     $                2.42     $                3.36
                                            =====================     =====================     =====================
Diluted loss per share - six months
   ended July 30, 2005                      $                0.93     $                2.41     $                3.34
                                            =====================     =====================     =====================

The total after tax cost related to the 2005 Restructuring Plan was the same for the three and six months ended July 30, 2005; however, the diluted loss per share differed due to the diluted share amounts. See Note 12 to Condensed Consolidated Financial Statements.

For the three months ended July 29, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                 Three months ended July 29, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (1,024)    $              (1,024)
Cost of products sold                                           -                       109                       109
Restructuring and other
   non-recurring charges                                    2,510                     1,958                     4,468
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $               2,510     $               1,043     $               3,553
                                            =====================     =====================     =====================
Total after tax cost                        $               1,582     $                 645     $               2,227
                                            =====================     =====================     =====================
Diluted loss per share                      $                0.06     $                0.02     $                0.09
                                            =====================     =====================     =====================

For the six months ended July 29, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                   Six months ended July 29, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Restructuring and other
   non-recurring charges                                    6,916                     2,263                     9,179
                                            ---------------------     ---------------------     ---------------------
Total pretax cost (income)                  $               6,916     $                (277)    $               6,639
                                            =====================     =====================     =====================
Total after tax cost (income)               $               4,442     $                (178)    $               4,264
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.17     $               (0.01)    $                0.17
                                            =====================     =====================     =====================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

A rollforward of the major components of this non-recurring charge from April 29, 2006 to July 29, 2006 recorded in continuing operations is as follows:

                                       Accrual as of                                                    Accrual as of
                                         April 29,                                                        July 29,
                                           2006        Provision        Reversals       Utilization         2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $       1,854  $           -   $             -   $       (1,604)  $         250
Contractual Obligations                       2,233          2,400                 -           (2,817)          1,816
Employee Severance and
    Termination Benefits                      1,550            110                 -             (361)          1,299
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       5,637  $       2,510   $             -   $       (4,782)  $       3,365
                                      =============  =============   ===============   ==============   =============

A rollforward of the major components of this non-recurring charge from April 29, 2006 to July 29, 2006 recorded in discontinued operations is as follows:

                                       Accrual as of                                                    Accrual as of
                                         April 29,                                                         July 29,
                                           2006         Provision        Reversals       Utilization         2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $         199  $         109   $             -   $         (162)  $         146
Sales Allowances                              1,098              -            (1,024)             (74)              -
Contractual Obligations                       8,622          2,012                 -           (2,955)          7,679
Employee Severance and
    Termination Benefits                      6,108              -               (54)          (1,551)          4,503
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      16,027  $       2,121   $        (1,078)  $       (4,742)  $      12,328
                                      =============  =============   ===============   ==============   =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Sales Allowances include provisions for anticipated increased deductions taken by customers on previous sales for discontinued operations, as a direct result of the discontinuance plans. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,400 employees.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The 2005 Restructuring Plan was a triggering event that required impairment testing of certain divisions' goodwill and intangible asset balances. In connection with the 2005 Restructuring Plan and pursuant to our policies for assessing impairment of goodwill and long-lived assets, $29,279 and $20,287 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during the second quarter of 2005. Of these amounts, $9,234 and $9,423 of goodwill and intangible assets, respectively, relate to divisions that are included in discontinued operations. Included in continuing operations is the write-off of $20,045 and $10,864 of goodwill and intangible assets, respectively.

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

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2 to Condensed Consolidated Financial Statements, are as follows:

                                                   Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
                                                July 30,        July 29,           July 30,        July 29,
                                                  2005            2006               2005            2006
                                            ---------------  --------------     --------------  --------------
Net sales                                   $        73,641  $        1,715     $      159,473  $        3,650
                                            ===============  ==============     ==============  ==============
Impairment, restructuring and related
     non-recurring charges                  $        34,835  $        1,958     $       34,835  $        2,263
                                            ===============  ==============     ==============  ==============
(Loss) earnings before income taxes                (103,063)           (505)          (107,906)            548
Income taxes                                        (31,050)           (189)           (32,601)         (6,096)
                                            ---------------  --------------     --------------  --------------
Net (loss) earnings                         $       (72,013) $         (316)    $      (75,305) $        6,644
                                            ===============  ==============     ==============  ==============
Diluted (loss) earnings per share           $         (2.59) $        (0.01)    $        (2.69) $         0.26
                                            ===============  ==============     ==============  ==============

Net sales for the three and six months ended July 29, 2006 primarily represent the reversal of accrued discounts, returns and allowances determined not to be necessary.

Income taxes for the six months ended July 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               January 28,       July 30,        July 29,
                                                                  2006             2005            2006
                                                             --------------  ---------------  --------------
Cash and cash equivalents                                    $          241  $           386  $            -
Receivables, net                                                     27,032           47,906               -
Inventories                                                           2,113           26,788               -
Current deferred taxes and prepaid expenses                          33,289            3,713           1,926
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       62,675  $        78,793  $        1,926
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $           85  $         1,600  $            -
Intangible assets, net                                                    -              123               -
Prepaid taxes                                                             -            1,590               -
Other assets                                                            804              291           1,292
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $          889  $         3,604  $        1,292
                                                             ==============  ===============  ==============

Accounts payable                                             $        7,779  $        22,925  $          489
Accrued liabilities                                                  23,109            6,782          13,215
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       30,888  $        29,707  $       13,704
                                                             ==============  ===============  ==============

The accrued liabilities represent charges taken in connection with the 2005 Restructuring Plan that have not yet been paid and primarily relate to contractual obligations and employee severance and termination benefits.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS
The following tables provide non-GAAP operating results for the three and six month periods ended July 30, 2005 and July 29, 2006, for the ongoing operations, income tax repatriation and impairment, restructuring and related non-recurring charges, separately. The tables present this breakdown of our operations in a manner that reconciles to our consolidated results as presented in the condensed consolidated financial statements. The non-GAAP results of operations for the ongoing operations are presented separately from the income tax repatriation and impairment, restructuring and related non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring expenses that we believe are not indicative of our core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following reconciliation and analysis is for continuing operations only.

THREE MONTHS ENDED JULY 30, 2005

                                                             Impairment,
                                                          restructuring and
                                          Total             related non-         Income Tax             Ongoing
                                        Continuing        recurring charges     Repatriation           Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $          488,196   $              (50) $                 -  $           488,246
Cost of products sold                          388,764                    -                    -              388,764
SG&A                                            82,247                    -                    -               82,247
Stock option expense                                 -                    -                    -                    -
Amortization of intangibles                      2,789                    -                    -                2,789
Impairment, restructuring and
   related non-recurring charges                37,027               37,027                    -                    -
Interest expense, net                            5,911                    -                    -                5,911
Other (income) and expense, net                   (332)                   -                    -                 (332)
                                    ------------------   ------------------  -------------------  -------------------
(Loss) earnings before taxes                   (28,210)             (37,077)                   -                8,867
Income taxes                                   (21,290)             (11,127)             (13,000)               2,837
                                    ------------------   ------------------  -------------------  -------------------
Net (loss) earnings from
   continuing operations            $           (6,920)  $          (25,950) $            13,000  $             6,030
                                    ==================   ==================  ===================  ===================
Effective tax rate                               75.5%                30.0%                   NM                32.0%

THREE MONTHS ENDED JULY 29, 2006

                                                             Impairment,
                                                          restructuring and
                                          Total             related non-         Income Tax             Ongoing
                                        Continuing        recurring charges     Repatriation           Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $          474,491   $                -  $                 -  $           474,491
Cost of products sold                          374,930                    -                    -              374,930
SG&A                                            79,179                    -                    -               79,179
Stock option expense                               468                    -                    -                  468
Amortization of intangibles                      2,582                    -                    -                2,582
Impairment, restructuring and
   related non-recurring charges                 2,510                2,510                    -                    -
Interest expense, net                            3,774                    -                    -                3,774
Other (income) and expense, net                   (175)                   -                    -                 (175)
                                    ------------------   ------------------  -------------------  -------------------
Earnings (loss) before taxes                    11,223               (2,510)                   -               13,733
Income taxes                                     3,741                 (928)                   -                4,669
                                    ------------------   ------------------  -------------------  -------------------
Net earnings (loss) from
   continuing operations            $            7,482   $           (1,582) $                 -  $             9,064
                                    ==================   ==================  ===================  ===================
Effective tax rate                               33.3%                37.0%                   NM                34.0%

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

SIX MONTHS ENDED JULY 30, 2005

                                                             Impairment,
                                                          restructuring and
                                          Total             related non-         Income Tax             Ongoing
                                        Continuing        recurring charges     Repatriation           Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $        1,041,743   $              (50) $                 -  $         1,041,793
Cost of products sold                          818,978                    -                    -              818,978
SG&A                                           174,118                    -                    -              174,118
Stock option expense                                 -                    -                    -                    -
Amortization of intangibles                      5,570                    -                    -                5,570
Impairment, restructuring and
   related non-recurring charges                37,027               37,027                    -                    -
Interest expense, net                           12,545                    -                    -               12,545
Other (income) and expense, net                   (508)                   -                    -                 (508)
                                    ------------------   ------------------  -------------------  -------------------
(Loss) earnings before taxes                    (5,987)             (37,077)                   -               31,090
Income taxes                                   (14,178)             (11,127)             (13,000)               9,949
                                    ------------------   ------------------  -------------------  -------------------
Net earnings (loss) from
   continuing operations            $            8,191   $          (25,950) $            13,000  $            21,141
                                    ==================   ==================  ===================  ===================
Effective tax rate                                  NM                30.0%                   NM                32.0%

SIX MONTHS ENDED JULY 29, 2006

                                                             Impairment,
                                                          restructuring and
                                          Total             related non-         Income Tax             Ongoing
                                        Continuing        recurring charges     Repatriation           Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $          991,344   $                -  $                 -  $           991,344
Cost of products sold                          786,504                    -                    -              786,504
SG&A                                           168,394                    -                    -              168,394
Stock option expense                             3,409                    -                    -                3,409
Amortization of intangibles                      5,064                    -                    -                5,064
Impairment, restructuring and
   related non-recurring charges                 6,916                6,916                    -                    -
Interest expense, net                            7,865                    -                    -                7,865
Other (income) and expense, net                 (1,342)                   -                    -               (1,342)
                                    ------------------   ------------------  -------------------  -------------------
Earnings (loss) before taxes                    14,534               (6,916)                   -               21,450
Income taxes                                     4,819               (2,474)                   -                7,293
                                    ------------------   ------------------  -------------------  -------------------
Net earnings (loss) from
   continuing operations            $            9,715   $           (4,442) $                 -  $            14,157
                                    ==================   ==================  ===================  ===================
Effective tax rate                               33.2%                35.8%                   NM                34.0%

NM - Not meaningful

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following tables provide non-GAAP summarized financial data for the three and six month periods ended July 30, 2005 and July 29, 2006 (percentages are calculated based on actual data and columns may not add due to rounding). These tables present the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                              Three months ended                       Six months ended
                                    ----------------------------------------  ----------------------------------------
                                      July 30,      July 29,       Percent      July 30,      July 29,       Percent
                                        2005          2006         Change         2005          2006         Change
                                    ------------  ------------  ------------  ------------  ------------  ------------

Net sales                           $    488,246  $    474,491        (2.8%)  $  1,041,793  $    991,344        (4.8%)
Cost of products sold                    388,764       374,930        (3.6%)       818,978       786,504        (4.0%)
                                    ------------  ------------  -----------   ------------  ------------  -----------
Gross profit                              99,482        99,561         0.1%        222,815       204,840        (8.1%)
SG&A                                      82,247        79,179        (3.7%)       174,118       168,394        (3.3%)
                                    ------------  ------------  -----------   ------------  ------------  -----------
Operating earnings before
    stock option expense
    and amortization(1)                   17,235        20,382        18.3%         48,697        36,446       (25.2%)
Stock option expense                           -           468           NM              -         3,409           NM
Amortization of intangibles                2,789         2,582        (7.4%)         5,570         5,064        (9.1%)
                                    ------------  ------------  -----------   ------------  ------------  -----------
Operating earnings                        14,446        17,332        20.0%         43,127        27,973       (35.1%)
Interest expense, net                      5,911         3,774       (36.2%)        12,545         7,865       (37.3%)
Other (income) and expense, net             (332)         (175)      (47.3%)          (508)       (1,342)      164.2%
                                    ------------  ------------  -----------   ------------  ------------  -----------
Earnings before taxes                      8,867        13,733        54.9%         31,090        21,450       (31.0%)
Income taxes                               2,837         4,669        64.6%          9,949         7,293       (26.7%)
                                    ------------  ------------  -----------   ------------  ------------  -----------
Net earnings from
    continuing operations           $      6,030  $      9,064        50.3%   $     21,141  $     14,157       (33.0%)
                                    ============  ============  ===========   ============  ============  ===========
Effective tax rate                         32.0%         34.0%                       32.0%         34.0%

                                              Three months ended                       Six months ended
                                    ---------------------------------------   ---------------------------------------
                                      July 30,      July 29,                    July 30,     July 29,
As a percentage of net sales:           2005          2006      Difference        2005         2006      Difference
-----------------------------       ------------  ------------ ------------   ------------  ------------ ------------

Net sales                                 100.0%        100.0%       0.0%           100.0%        100.0%         0.0%
Cost of products sold                      79.6%         79.0%      (0.6%)           78.6%         79.3%         0.7%
                                    ------------  ------------  -----------   ------------  ------------  -----------
Gross profit                               20.4%         21.0%       0.6%            21.4%         20.7%        (0.7%)
SG&A                                       16.8%         16.7%      (0.1%)           16.7%         17.0%         0.3%
                                    ------------  ------------  -----------   ------------  ------------  -----------
Operating earnings before
    stock option expense
    and amortization(1)                     3.5%          4.3%       0.8%             4.7%          3.7%        (1.0%)
Stock option expense                        0.0%          0.1%       0.1%             0.0%          0.3%         0.3%
Amortization of intangibles                 0.6%          0.5%      (0.1%)            0.5%          0.5%         0.0%
                                    ------------  ------------  -----------   ------------  ------------  -----------
Operating earnings                          3.0%          3.7%       0.7%             4.1%          2.8%        (1.3%)
Interest expense, net                       1.2%          0.8%      (0.4%)            1.2%          0.8%        (0.4%)
Other (income) and expense, net            (0.1%)         0.0%       0.1%             0.0%         (0.1%)       (0.1%)
                                    ------------  ------------  -----------   ------------  ------------  -----------
Earnings before taxes                       1.8%          2.9%       1.1%             3.0%          2.2%        (0.8%)
Income taxes                                0.6%          1.0%       0.4%             1.0%          0.7%        (0.3%)
                                    ------------  ------------  -----------   ------------  ------------  -----------
Net earnings from
    continuing operations                   1.2%          1.9%       0.7%             2.0%          1.4%        (0.6%)
                                    ============  ============  ===========   ============  ============  ===========

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

SALES for ongoing operations for the second quarter of 2006 were $474,491, decreasing $13,755 or 2.8% versus the second quarter of 2005. The decline in sales for the second quarter of 2006 is due to a decrease in sales for certain legacy brands as well as disruptions from customer consolidation at retail. These decreases were partially offset by growth in our private brand business as well as our Briggs(R) missy bottoms and Gerber Childrenswear(R) replenishment business. Sales for ongoing operations for the six months ended July 29, 2006 were $991,344, decreasing $50,449 or 4.8% versus the six months ended July 30, 2005. The decline in sales for the six months ended July 29, 2006 is due to customer consolidation at retail and a decrease in sales for our legacy brands. These decreases were partially offset by an increase of sales in our women's sportswear private branded business.

GROSS PROFIT for ongoing operations for the second quarter of 2006 was $99,561 or 21.0% of sales, increasing $79 or 0.6 percentage points versus the second quarter of 2005. The increase in our gross margin rate of 0.6 percentage points for the three months ended July 29, 2006 resulted from a reduction in the cost of liquidating surplus and obsolete inventory. Gross profit for ongoing operations for the six months ended July 29, 2006 was $204,840 or 20.7% of sales, decreasing $17,975 versus the six months ended July 30, 2005, due to the decrease in sales. The decline in our gross profit margin rate of 0.7 percentage points for the six months ended July 29, 2006 compared to the six months ended July 30, 2005 resulted from competitive price pressure, actions taken earlier in the year to move seasonal inventory and increased product costs. Partially offsetting these factors was a reduction in the cost of liquidating surplus inventory.

SG&A EXPENSE for ongoing operations for the second quarter of 2006 was $79,179, decreasing $3,068 or 3.7% versus the second quarter of 2005. SG&A expense for ongoing operations for the six months ended July 29, 2006 was $168,394 or 17.0% of sales, decreasing $5,724 versus the six months ended July 30, 2005. In anticipation of lower sales levels we took various actions to resize parts of our organization and reduce our expenses for the three and six month periods ended July 29, 2006.

INTEREST EXPENSE, NET for ongoing operations for the second quarter of 2006 decreased $2,137 or 36.2% versus the second quarter of 2005. Interest expense for the second quarter of 2006 was $8,562, increasing $429 versus the second quarter of 2005. Interest income for the second quarter of 2006 was $4,788, increasing $2,566 versus the second quarter of 2005. Interest expense, net for ongoing operations for the six months ended July 29, 2006 decreased $4,680 or 37.3% versus the six months ended July 30, 2005. Interest expense for the six months ended July 29, 2006 was $17,256, increasing $1,086 versus the six months ended July 30, 2005. Interest income for the six months ended July 29, 2006 was $9,391, increasing $5,766 versus the six months ended July 30, 2005. The decline in our interest expense, net for the three and six month periods ended July 29, 2006 is due to an increase in interest income resulting from the increase in cash and higher short term investment interest rates.

INCOME TAXES. Our effective tax rate on pretax earnings from ongoing operations for the three and six month periods ended July 29, 2006 was 34.0%. This rate differs from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

SHARE-BASED COMPENSATION
------------------------
On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. See Note 10 to Condensed Consolidated Financial Statements for additional discussion.

We will recognize the cost of all employee stock options on a straight-line attribution over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25, and related Interpretations in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. During the first and second quarters of 2006, we expensed $3,409 of stock options; we expect $936 to be expensed during the third and fourth quarters of 2006 and $1,371 of stock option expense in fiscal year 2007.

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the three and six month periods ended July 30, 2005 and July 29, 2006, for the discontinued operations.

                                                       Three months ended               Six months ended
                                                   ---------------------------    ---------------------------
                                                     July 30,       July 29,        July 30,       July 29,
                                                       2005           2006            2005           2006
                                                   ------------   ------------    ------------   ------------

Net sales                                          $     73,641   $      1,715    $    159,473   $      3,650
Cost of products sold                                   128,844            227         204,844            227
                                                   ------------   ------------    ------------   ------------
Gross profit                                            (55,203)         1,488         (45,371)         3,423
SG&A                                                     12,610             34          26,867            623
                                                   ------------   ------------    ------------   ------------
Operating (loss) earnings before amortization
    and impairment, restructuring and related
    non-recurring charges(1)                            (67,813)         1,454         (72,238)         2,800
Amortization of intangibles                                 417              -             837              -
Impairment, restructuring and related
    non-recurring charges                                34,835          1,958          34,835          2,263
                                                   ------------   ------------    ------------   ------------
Operating (loss) earnings                              (103,065)          (504)       (107,910)           537
Interest expense, net                                         -              -               -              -
Other (income) and expense, net                              (2)             1              (4)           (11)
                                                   ------------   ------------    ------------   ------------
(Loss) earnings before taxes                           (103,063)          (505)       (107,906)           548
Income taxes                                            (31,050)          (189)        (32,601)        (6,096)
                                                   ------------   ------------    ------------   ------------
Net (loss) earnings from discontinued operations   $    (72,013)  $       (316)   $    (75,305)  $      6,644
                                                   ============   ============    ============   ============
Effective tax rate                                        30.1%          37.4%           30.2%             NM

NM - Not meaningful

See following page for footnote (1) to above table.

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

The discontinued businesses ceased normal operations in 2005. The sales amount for the three and six month periods ended July 29, 2006 primarily represent the reversal of accrued discounts, returns and allowances determined not to be necessary. SG&A expense represents expenses for final asset liquidation activities.

Income taxes for the six months ended July 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Our effective tax rate on discontinued operations for the three months ended July 29, 2006 was 37.4%. Our effective tax rate on discontinued operations, excluding the reversal of tax reserves (see Note 3 to Condensed Consolidated Financial Statements for further information related to the reversal of tax reserves), was 37.2% for the six months ended July 29, 2006.

SEGMENT RESULTS
---------------

We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our divisions are aggregated into the following reportable segments:

    o    Women's Sportswear,

    o    Men's Sportswear,

    o    Other Soft Goods, and

    o    General Corporate.

RECONCILIATION OF SEGMENT RESULTS - CONTINUING OPERATIONS: The following tables provide the non-GAAP segment net sales and earnings (loss) for the three and six month periods ended July 30, 2005, for the ongoing operations and impairment, restructuring and related non-recurring charges separately. The tables present this breakdown of our operations in a manner that reconciles to our consolidated results. The non-GAAP segment net sales and earnings (loss) for the ongoing operations are provided separately from impairment, restructuring and related non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe that the non-GAAP segment net sales and earnings (loss) provide useful information to both management and investors by excluding sales and expenses that we believe are not indicative of our core operating results. Segment net sales and earnings (loss) for ongoing operations are the primary measures we use to evaluate our performance, as well as the performance of our divisions. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. Segment sales and earnings (loss) for the three and six month periods ended July 29, 2006 do not include impairment, restructuring and related non-recurring charges; therefore, ongoing and continuing operations are the same and no reconciliation is necessary.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

                                   Three months ended July 30, 2005                  Six months ended July 30, 2005
                         ------------------------------------------------  ------------------------------------------------
                                            Impairment,                                      Impairment,
                                           restructuring                                    restructuring
                                            and related                                      and related
                               Total       non-recurring       Ongoing         Total        non-recurring       Ongoing
Net sales                   Continuing        charges        Operations      Continuing        charges         Operations
---------                ---------------  --------------  ---------------  ---------------  --------------  ---------------
Women's Sportswear       $       285,786  $            -  $       285,786  $       623,289  $            -  $       623,289
Men's Sportswear                 119,069               -          119,069          248,054               -          248,054
Other Soft Goods                  83,341             (50)          83,391          170,400             (50)         170,450
                         ---------------  --------------  ---------------  ---------------  --------------  ---------------
Total net sales          $       488,196  $          (50) $       488,246  $     1,041,743  $          (50) $     1,041,793
                         ===============  ==============  ===============  ===============  ==============  ===============

                                 Three months ended July 30, 2005                  Six months ended July 30, 2005
                         ------------------------------------------------  ------------------------------------------------
                                            Impairment,                                      Impairment,
                                           restructuring                                    restructuring
                                            and related                                      and related
                               Total       non-recurring       Ongoing         Total        non-recurring       Ongoing
Segment earnings (loss)     Continuing        charges        Operations      Continuing        charges         Operations
-----------------------  ---------------  --------------  ---------------  ---------------  --------------  ---------------
Women's Sportswear       $         8,115  $            -  $         8,115  $        29,097 $             -  $        29,097
Men's Sportswear                  15,257               -           15,257           25,958               -           25,958
Other Soft Goods                   6,020             (50)           6,070           16,358             (50)          16,408
General Corporate                (12,207)              -          (12,207)         (22,766)              -          (22,766)
                         ---------------  --------------  ---------------  ---------------  --------------  ---------------
Segment earnings (loss)  $        17,185  $          (50) $        17,235  $        48,647 $           (50) $        48,697
                         ===============  ==============  ===============  =============== ===============  ===============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

ONGOING OPERATIONS: The following tables provide segment sales and earnings
(loss) for the three and six months ended July 30, 2005 and July 29, 2006. These tables provide non-GAAP data for ongoing operations and present the same information for the ongoing operations as presented in the Reconciliation of Segment Results - Continuing Operations shown earlier for the three and six month periods ended July 30, 2005. The non-GAAP information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. Segment sales and earnings (loss) for the three and six months ended July 29, 2006 do not include impairment, restructuring and related non-recurring charges; therefore, ongoing and continuing operations are the same.

                                              Three months ended                       Six months ended
                                    -------------------------------------   -------------------------------------
                                      July 30,     July 29,     Percent      July 30,     July 29,      Percent
Net sales                               2005         2006       Change         2005         2006        Change
---------                           -----------  -----------  -----------   -----------  -----------  -----------
Women's Sportswear                  $   285,786  $   273,991        (4.1%)  $   623,289  $   578,419        (7.2%)
Men's Sportswear                        119,069      116,859        (1.9%)      248,054      250,225         0.9%
Other Soft Goods                         83,391       83,641         0.3%       170,450      162,700        (4.5%)
                                    -----------  -----------  -----------   -----------  -----------  -----------
Total net sales                     $   488,246  $   474,491        (2.8%)  $ 1,041,793  $   991,344        (4.8%)
                                    ===========  ===========  ===========   ===========  ===========  ===========

                                         Three months ended - amounts          Three months ended - percentages
                                    -------------------------------------   -------------------------------------
                                     July 30,      July 29,     Percent      July 30,     July 29,
Segment earnings                       2005          2006       Change         2005         2006      Difference
----------------                    -----------  -----------  -----------   -----------  -----------  -----------
Women's Sportswear                  $     8,115  $    11,553        42.4%          2.8%         4.2%         1.4%
Men's Sportswear                         15,257       12,669       (17.0%)        12.8%        10.8%        (2.0%)
Other Soft Goods                          6,070        9,356        54.1%          7.3%        11.2%         3.9%
General Corporate                       (12,207)     (13,196)        8.1%            NM           NM           NM
                                    -----------  -----------  -----------   -----------  -----------  -----------
Segment earnings                    $    17,235  $    20,382        18.3%          3.5%         4.3%         0.8%
                                    ===========  ===========  ===========   ===========  ===========  ===========

                                          Six months ended - amounts            Six months ended - percentages
                                    -------------------------------------   -------------------------------------
                                     July 30,      July 29,     Percent      July 30,     July 29,
Segment earnings                       2005          2006       Change         2005         2006      Difference
----------------                    -----------  -----------  -----------   -----------  -----------  -----------
Women's Sportswear                  $    29,097  $    28,176        (3.2%)         4.7%         4.9%         0.2%
Men's Sportswear                         25,958       18,377       (29.2%)        10.5%         7.3%        (3.2%)
Other Soft Goods                         16,408       16,307        (0.6%)         9.6%        10.0%         0.4%
General Corporate                       (22,766)     (26,414)       16.0%            NM           NM           NM
                                    -----------  -----------  -----------   -----------  -----------  -----------
Segment earnings                    $    48,697  $    36,446       (25.2%)         4.7%         3.7%        (1.0%)
                                    ===========  ===========  ===========   ===========  ===========  ===========

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for ongoing operations for the second quarter of 2006 were $273,991, decreasing $11,795 or 4.1% versus the second quarter of 2005. Sales for ongoing operations for the six months ended July 29, 2006 were $578,419, decreasing $44,870 or 7.2% versus the six months ended July 30, 2005. The decrease in sales for the three and six month periods ended July 29, 2006 is due to reduced orders for some of our legacy brands and customer consolidation at retail, partially offset by growth from our private branded business.

Segment earnings for ongoing operations for the second quarter of 2006 were $11,553, increasing $3,438 from the second quarter of 2005. The increase in segment earnings is due to the increase in gross margin as a percent of sales due to a reduction in the cost of liquidating surplus and obsolete inventory and a reduction of SG&A expense as a result of various expense reduction initiatives. Segment earnings for ongoing operations for the six months ended July 29, 2006 were $28,176, decreasing $921 from the six months ended July 30, 2005 due to the decline in segment sales and lower gross margins due to competitive price pressure, partially offset by a reduction in the cost of liquidating surplus and obsolete inventory and various actions taken to resize parts of our organization and reduce our expenses, in anticipation of lower sales levels.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

MEN'S SPORTSWEAR. Sales for ongoing operations for the second quarter of 2006 were $116,859, decreasing $2,210 or 1.9% versus the second quarter of 2005. The decrease in sales is due to lower sales of the Smart Shirts branded business. Sales for ongoing operations for the six months ended July 29, 2006 were $250,225, increasing $2,171 or 0.9% versus the six months ended July 30, 2005. The increase in sales for the six months ended July 29, 2006 resulted from Smart Shirts private label sales.

Segment earnings for ongoing operations for the second quarter of 2006 were $12,669, decreasing $2,588 versus the second quarter of 2005. Segment earnings for ongoing operations for the six months ended July 29, 2006 were $18,377, decreasing $7,581 versus the six months ended July 30, 2005. The decrease in earnings for the three and six month periods ended July 29, 2006 is primarily due to lower gross margins resulting from competitive price pressure and enhancing the quality and fashion level of our products.

OTHER SOFT GOODS. Sales for ongoing operations for the second quarter of 2006 were $83,641, consistent with the second quarter of 2005. The Gerber Childrenswear(R) increase due to the sales shift from the first quarter to the second quarter was offset by lower sales of American Recreation Product. Sales for ongoing operations for the six months ended July 29, 2006 were $162,700, decreasing $7,750 or 4.5% versus the six months ended July 30, 2005. The decrease in sales for the six months ended July 29, 2006 is primarily due to a decline in replenishment sales and the loss of a tent and sleeping bag program.

Segment earnings for ongoing operations for the second quarter of 2006 were $9,356, increasing $3,286 versus the second quarter of 2005. The segment earnings for ongoing operations increased due to the increase in gross margin as a percent of sales related to lower closeout sales, lower markdown support to customers and change of product mix in the second quarter of 2006 compared to the second quarter of 2005. Segment earnings for ongoing operations for the six months ended July 29, 2006 were $16,307, consistent with the six months ended July 30, 2005.

GENERAL CORPORATE. Expense for the second quarter of 2006 was $13,196, increasing $989 versus the second quarter of 2005. Expense for the six months ended July 29, 2006 was $26,414, increasing $3,648 versus the six months ended July 30, 2005. The increase in expense for the three and six month periods ended July 29, 2006 is primarily due to changes in the timing of the accrual of incentive programs.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. We use financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through our debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders' equity, or total capital). At July 29, 2006, our debt-to-capital ratio was 45.2%, down 0.3 percentage points from January 28, 2006 and up 2.9 percentage points from July 30, 2005. The increase from July 30, 2005 was primarily due to our share repurchase program (Stock Repurchase Program).

In July 2005, we announced the Stock Repurchase Program of up to ten percent or $75,000 of our stock. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. We did not repurchase any shares under the Stock Repurchase Program during the second quarter of 2006. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program, and to meet existing obligations and engage in acquisitions supporting our business strategy.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES decreased $65,000 from $56,690 for the six months ended July 30, 2005 to ($8,310) for the six months ended July 29, 2006. The $65,000 decrease in net cash provided by (used in) operating activities from the six months ended July 30, 2005 is due primarily to the seasonal increase in inventory which last year was more than offset by inventory reductions from inventory management initiatives and 2006 payments of liabilities associated with the 2005 Restructuring Plan.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

Working Capital

Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 28, 2006 to July 29, 2006 are primarily a result of seasonality of our businesses along with the payment of liabilities associated with the 2005 Restructuring Plan. Comparisons from July 30, 2005 to July 29, 2006 include:

    - Accounts receivable decreased $15,009 from $327,458 at July 30, 2005 to $312,449 at July 29, 2006 primarily due to the drop in sales. Days sales outstanding were 52 days at July 30, 2005 compared to 51 days at July 29, 2006.

    - Inventories decreased $16,054 from $255,727 at July 30, 2005 to $239,673 at July 29, 2006. Days supply remained consistent at 54 days at July 30, 2005 compared to 55 days at July 29, 2006.

    - Accounts payable increased $18,190 from $172,591 at July 30, 2005 to $190,781 at July 29, 2006 primarily as a result of improved management of vendor terms.

    - Accrued expenses decreased $28,541 from $104,762 at July 30, 2005 to $76,221 at July 29, 2006 primarily as a result of the reclassification of tax accruals associated with the 2005
        Restructuring Plan.

NET CASH USED IN INVESTING ACTIVITIES decreased $2,830 from $19,552 for the six months ended July 30, 2005 to $16,722 for the six months ended July 29, 2006. The $16,722 of cash used in investing activities for the six months ended July 29, 2006 is due primarily to the additional cash purchase consideration paid to Briggs New York Corp. ($6,446) and Phat Fashions ($2,095), and capital expenditures of $9,785.

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

NET CASH USED IN FINANCING ACTIVITIES decreased $1,149 from $5,364 for the six months ended July 30, 2005 to $4,215 for the six months ended July 29, 2006. The $1,149 decrease was primarily due to borrowings of notes payable and increased stock transactions under incentive plans, partially offset by stock purchases under the Stock Repurchase Program in the first quarter of 2006.

On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spreads depending upon excess liquidity, as defined in the credit agreement. At July 29, 2006, there were no borrowings outstanding under the Senior Credit Facility. Letters of credit outstanding under the Senior Credit Facility were $19,945 at July 29, 2006. See Note 7 to Condensed Consolidated Financial Statements for further information.

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. At July 29, 2006, there were $11,000 and $25,000 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. In addition, the terms of the Asian Credit Facility allow it to become secured when the Senior Credit Facility becomes secured. See Note 7 to Condensed Consolidated Financial Statements for further information.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS (continued)
                    -------------------------------------
                (Dollars in thousands, except per share data)

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $39,027 at July 29, 2006. There were $5,628 of borrowings outstanding under these lines at July 29, 2006. We have $6,087 in outstanding letters of credit used by our foreign operations under these lines at July 29, 2006.

CASH AND CASH EQUIVALENTS increased $110,795 from $292,783 at July 30, 2005 to $403,578 at July 29, 2006. This increase was primarily due to working capital freed up as part of the 2005 Restructuring Plan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At July 29, 2006, our debt portfolio was composed of 92% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed during 2006.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $489,084, which compares to the book value of $511,512. Various financial instruments that we issue are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt. With respect to our fixed-rate debt outstanding at July 29, 2006, a 10% increase in interest rates would have resulted in approximately a $22,112 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $23,968 increase in the market value of our fixed-rate debt.

In addition, we do not believe that foreign currency risk, commodity price or inflation risk are expected to be material to our business or our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 29, 2006. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 29, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling approximately $55,430,070. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling approximately $5,005,669. We did not repurchase any shares under the Stock Repurchase Program during the second quarter of 2006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets. This program replaces the previous stock repurchase program authorized in September 2000.

                                                                                                   Maximum Number
                                                                       Total Number of            (or Approximate
                                                   Average Price      Shares (or Units)       Dollar Value) of Shares
                                Total Number of       as Paid        Purchased as Part of     (or Units) that May Yet
                               Shares (or Units)     per Share        Publicly Announced         Be Purchased Under
    Fiscal Month                  Purchased          (or Unit)        Plans or Programs        the Plans or Programs
------------------------      ------------------   -------------     --------------------     -----------------------
May (4/30/06 - 5/3/06)                         -   $           -                        -                     391,985
June (6/4/06 - 7/1/06)                         -               -                        -                     391,985
July (7/2/06 - 7/29/06)                        -               -                        -                     391,985
                              ------------------   -------------     --------------------     -----------------------
Total                                          -   $           -                        -                     391,985
                              ==================   =============     ====================     =======================


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The information required to be disclosed by this item was previously disclosed in the Company's Form 10-Q for the quarter ended April 29, 2006 and filed with the Securities Exchange Commission on June 7, 2006.

ITEM 6. EXHIBITS
----------------

S.E.C. Exhibit
Reference No.    Description
-------------    -----------

10.1 Form of Rights Agreement dated June 10, 2006, between Kellwood Company and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 10.1 of Form 8-K filed June 12, 2006, SEC file No. 1-7340.

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

KELLWOOD COMPANY


September 6, 2006           /s/ W. Lee Capps III
                            ---------------------------------------------------
                            W. Lee Capps III
                            Chief Operating Officer and Chief Financial Officer
                            (Principal Financial Officer)

September 6, 2006           /s/ Gregory W. Kleffner
                            ---------------------------------------------------
                            Gregory W. Kleffner
                            Senior Vice President Finance and Controller
                            (Principal Accounting Officer)