Form 10-Q
period 2006-10-28
KELLWOOD CO
filed 2006-12-06
CIK 55080

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended October 28, 2006

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________


Commission File Number 1-7340

                               KELLWOOD COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                   36-2472410
-----------------------------------         ---------------------------------
   (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)               Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                        63178
------------------------------------------------------                ----------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                (314) 576-3100

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

Number of shares of common stock, par value $0.01, outstanding at October 28, 2006: 25,161,044.

                                                KELLWOOD COMPANY
                                                ----------------

                                                     INDEX
                                                     -----


                                                                                                       Page No.
                                                                                                       --------
PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets                                                    3

                  Condensed Consolidated Statements of Operations                                          4

                  Condensed Consolidated Statements of Cash Flows                                          5

                  Notes to Condensed Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                         19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              36

         Item 4.  Controls and Procedures                                                                 36


PART II.   OTHER INFORMATION

         Item 6.  Exhibits                                                                                37

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  -------------------------------------------------
                                                (Amounts in thousands)


                                                              January 28,          October 29,         October 28,
                                                                 2006                 2005                2006
                                                          -----------------    -----------------    -----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                             $         406,706    $         252,445    $         394,349
    Receivables, net                                                278,270              320,275              324,587
    Inventories                                                     219,639              204,843              225,752
    Current deferred taxes and prepaid expenses                      45,976               56,779               44,243
    Current assets of discontinued operations                        90,211              102,519               25,713
                                                          -----------------    -----------------    -----------------
         Total current assets                                     1,040,802              936,861            1,014,644

Property, plant and equipment, net                                   78,174               77,237               73,233
Intangible assets, net                                              160,027              162,569              152,335
Goodwill                                                            200,837              192,346              200,887
Other assets                                                         26,506               27,568               23,454
Long-term assets of discontinued operations                           5,798                7,324                5,186
                                                          -----------------    -----------------    -----------------
Total assets                                              $       1,512,144    $       1,403,905    $       1,469,739
                                                          =================    =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable and current portion
       of long-term debt                                  $          13,571    $              13    $          16,556
    Accounts payable                                                160,769              138,939              161,129
    Accrued salaries and employee benefits                           39,873               37,429               38,982
    Other accrued expenses                                           93,849               55,923               50,658
    Current liabilities of discontinued operations                   43,584               24,807               19,908
                                                          -----------------    -----------------    -----------------
         Total current liabilities                                  351,646              257,111              287,233

Long-term debt                                                      494,806              469,768              489,366
Deferred income taxes and other                                      56,325               77,924               66,891
Stockholders' equity:
    Common stock                                                    272,073              271,990              278,176
    Retained earnings                                               499,613              491,201              511,717
    Accumulated other comprehensive loss                             (8,634)             (10,310)              (9,331)
    Less treasury stock, at cost                                   (153,685)            (153,779)            (154,313)
                                                          -----------------    -----------------    -----------------
    Total stockholders' equity                                      609,367              599,102              626,249
                                                          -----------------    -----------------    -----------------

Total liabilities and stockholders' equity                $       1,512,144    $       1,403,905    $       1,469,739
                                                          =================    =================    =================


See accompanying notes to condensed consolidated financial statements.

                                           KELLWOOD COMPANY AND SUBSIDIARIES
                                           ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              -----------------------------------------------------------
                                     (Amounts in thousands, except per share data)


                                                            Three months ended                  Nine months ended
                                                      -------------------------------   -------------------------------
                                                        October 29,      October 28,      October 29,      October 28,
                                                           2005             2006             2005             2006
                                                      --------------   --------------   --------------   --------------
Net sales                                             $      519,962   $      516,397   $    1,515,564   $    1,469,822
Cost of products sold                                        417,203          402,621        1,199,894        1,159,779
                                                      --------------   --------------   --------------   --------------
Gross profit                                                 102,759          113,776          315,670          310,043
Selling, general and administrative expenses                  80,169           82,227          246,814          243,229
Stock option expense                                               -              468                -            3,877
Amortization of intangible assets                              2,572            2,628            8,143            7,692
Impairment, restructuring and
    other non-recurring charges                                2,941           19,041           39,968           25,957
Interest expense, net                                          5,831            3,613           18,376           11,478
Other income, net                                               (389)            (614)            (882)          (1,937)
                                                      --------------   --------------   --------------   --------------
Earnings before income taxes                                  11,635            6,413            3,251           19,747
Income taxes                                                   3,756              892          (11,416)           5,202
                                                      --------------   --------------   --------------   --------------
Net earnings from continuing operations                        7,879            5,521           14,667           14,545
Net earnings (loss) from discontinued operations               8,309            2,554          (65,592)           9,890
                                                      --------------   --------------   --------------   --------------
Net earnings (loss)                                   $       16,188   $        8,075   $      (50,925)  $       24,435
                                                      ==============   ==============   ==============   ==============

Weighted average shares outstanding:
    Basic                                                     26,739           25,722           27,434           25,682
                                                      ==============   ==============   ==============   ==============

    Diluted                                                   26,799           25,834           27,559           25,820
                                                      ==============   ==============   ==============   ==============

Earnings (loss) per share:
    Basic:
      Continuing operations                           $         0.29   $         0.21   $         0.53   $         0.57
      Discontinued operations                                   0.31             0.10            (2.39)            0.39
                                                      --------------   --------------   --------------   --------------
      Net earnings (loss)                             $         0.61   $         0.31   $        (1.86)  $         0.95
                                                      ==============   ==============   ==============   ==============
    Diluted:
      Continuing operations                           $         0.29   $         0.21   $         0.53   $         0.56
      Discontinued operations                                   0.31             0.10            (2.38)            0.38
                                                      --------------   --------------   --------------   --------------
      Net earnings (loss)                             $         0.60   $         0.31   $        (1.85)  $         0.95
                                                      ==============   ==============   ==============   ==============

Dividends paid per share                              $         0.16   $         0.16   $         0.48   $         0.48
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

                                                                                          Nine months ended
                                                                               --------------------------------------
                                                                                   October 29,         October 28,
                                                                                      2005                2006
                                                                               -----------------    -----------------
OPERATING ACTIVITIES:

Net (loss) earnings                                                            $         (50,925)   $          24,435

Add/(deduct) items not affecting operating cash flows:
     Depreciation and amortization                                                        30,950               26,689
     Stock-based compensation expense                                                          -                3,877
     Deferred income taxes and other                                                      (9,235)               1,391
     Incremental tax benefits from stock options exercised                                     -                 (256)
     Non-cash adjustments related to impairment, restructuring
         and other non-recurring charges                                                  92,595               15,097
Changes in working capital components:
     Receivables, net                                                                    (11,217)             (14,923)
     Inventories                                                                          65,852               (1,314)
     Prepaid expenses                                                                     (7,199)              (3,804)
     Accounts payable and accrued expenses                                               (24,013)              (4,549)
     Payment of liabilities associated with the 2005 Restructuring Plan                   (5,131)             (23,626)
     Current deferred and accrued income taxes                                            12,193                1,613
                                                                               -----------------    -----------------
Net cash provided by operating activities                                                 93,870               24,630
                                                                               -----------------    -----------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                               (14,787)             (13,875)
Acquisitions (additional cash purchase consideration)                                    (12,178)              (8,541)
Receipts for note receivable                                                               2,063                2,063
Dispositions of fixed assets                                                               3,762                  392
                                                                               -----------------    -----------------
Net cash used in investing activities                                                    (21,140)             (19,961)
                                                                               -----------------    -----------------

FINANCING ACTIVITIES:
Borrowings of notes payable                                                                    -               67,391
Payments of notes payable                                                                      -              (69,956)
Decrease in bank overdraft                                                                (5,014)              (3,767)
Dividends paid                                                                           (13,260)             (12,331)
Stock purchases under Stock Repurchase Program                                           (55,430)              (5,006)
Stock transactions under incentive plans                                                   4,028                6,387
Incremental tax benefits from stock options exercised                                          -                  256
                                                                               -----------------    -----------------
Net cash used in financing activities                                                    (69,676)             (17,026)
                                                                               -----------------    -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    3,054              (12,357)

Cash and cash equivalents, beginning of period                                           249,391              406,706
                                                                               -----------------    -----------------
Cash and cash equivalents, end of period                                       $         252,445    $         394,349
                                                                               =================    =================



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

NOTE 2. IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES. During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing our corporate objectives of increasing our penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of our business operations. This reassessment was performed in the second quarter of 2005 and was directed by our Chief Executive Officer who was named to that position during the second quarter of 2005. The strategic reassessment focused on our businesses that had experienced profitability issues and considered the alignment of the businesses with our refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

The results of operations and impairment, restructuring and other non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net loss from discontinued operations and are not significant. See Note 3 for further information on the operating results and financial position of the discontinued operations.

The total expected cost of the actions in connection with the 2005 Restructuring Plan and the provision recorded to date (the second quarter of 2005 through the third quarter of 2006) related to our reportable segments (before tax) is as follows:

                               Continuing Operations         Discontinued Operations                 Total
                           ----------------------------- -----------------------------  -----------------------------
                                               Total                          Total                         Total
                                Total        Provision        Total         Provision        Total        Provision
                              Expected       Recorded       Expected        Recorded       Expected       Recorded
                                Cost          to Date         Cost           to Date         Cost          to Date
                           -------------- -------------- --------------  -------------  -------------- --------------
Women's Sportswear         $       45,879 $       38,072 $       21,972  $      21,972  $       67,851 $       60,044
Men's Sportswear                    1,022          1,022         12,452         12,452          13,474         13,474
Other Soft Goods                      815            815         31,500         30,325          32,315         31,140
General Corporate                  36,414         36,414          4,946          4,946          41,360         41,360
                           -------------- -------------- --------------  -------------  -------------- --------------
   Total                   $       84,130 $       76,323 $       70,870  $      69,695  $      155,000 $      146,018
                           ============== ============== ==============  =============  ============== ==============

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


For the three months ended October 29, 2005, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Three months ended October 29, 2005
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,400     $                   -     $               2,400
Cost of products sold                                       5,243                   (21,504)                  (16,261)
Restructuring and other
   non-recurring charges                                    2,941                     9,846                    12,787
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              10,584     $             (11,658)    $              (1,074)
                                            =====================     =====================     =====================
Total after tax cost                        $               7,408     $              (8,161)    $                (753)
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.28     $               (0.30)    $               (0.03)
                                            =====================     =====================     =====================

For the nine months ended October 29, 2005, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Nine months ended October 29, 2005
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,450     $               5,110     $               7,560
Cost of products sold                                       5,243                    34,831                    40,074
Impairment of goodwill and intangibles                     30,909                    18,657                    49,566
Restructuring and other
   non-recurring charges                                    9,059                    26,024                    35,083
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              47,661     $              84,622     $             132,283
                                            =====================     =====================     =====================
Total after tax cost                        $              33,361     $              59,236     $              92,597
                                            =====================     =====================     =====================
Diluted loss per share                      $                1.21     $                2.15     $                3.36
                                            =====================     =====================     =====================

For the three months ended October 28, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Three months ended October 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Restructuring and other
   non-recurring charges                    $              19,041     $              (1,976)    $              17,065
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              19,041     $              (1,976)    $              17,065
                                            =====================     =====================     =====================
Total after tax cost                        $              12,092     $              (1,258)    $              10,834
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.47     $               (0.05)    $                0.42
                                            =====================     =====================     =====================

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)



For the nine months ended October 28, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Nine months ended October 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Restructuring and other
   non-recurring charges                                   25,957                       286                    26,243
                                            ---------------------     ---------------------     ---------------------
Total pretax cost (income)                  $              25,957     $              (2,254)    $              23,703
                                            =====================     =====================     =====================
Total after tax cost (income)               $              16,534     $              (1,437)    $              15,097
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.64     $               (0.06)    $                0.58
                                            =====================     =====================     =====================

Restructuring costs for the three and nine months ended October 28, 2006 include $17,000 before tax ($10,829 after tax) for estimated future payments in connection with contractual obligations. These amounts were previously planned to be expensed as they were incurred, in accordance with accounting guidance in place when the 2005 Restructuring Plan was announced. On November 10, 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which was applicable for certain contractual obligations entered into in the first quarter subsequent to its issuance. Contracts under which we were obligated and that are part of the 2005 Restructuring Plan were amended during the three months ended October 28, 2006; thus, the related obligations have been accrued in accordance with the new guidance.

A rollforward of the major components of this non-recurring charge from July 29, 2006 to October 28, 2006 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        July 29,                                                         October 28,
                                          2006          Provision        Reversals       Utilization        2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $         250  $           -   $             -   $         (198)  $          52
Contractual Obligations                       1,816         18,579                 -           (1,990)         18,405
Employee Severance and
    Termination Benefits                      1,299            462                 -             (690)          1,071
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       3,365  $      19,041   $             -   $       (2,878)  $      19,528
                                      =============  =============   ===============   ==============   =============

A rollforward of the major components of this non-recurring charge from July 29, 2006 to October 28, 2006 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        July 29,       Provision/                                        October 28,
                                          2006          (Income)         Reversals       Utilization        2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $         146  $           -   $             -   $            -   $         146
Contractual Obligations                       7,679         (1,923)                -              283           6,039
Employee Severance and
    Termination Benefits                      4,503              -               (53)            (309)          4,141
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      12,328  $      (1,923)  $           (53)  $          (26)  $      10,326
                                      =============  =============   ===============   ==============   =============

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)



Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,400 employees.

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

NOTE 3. DISCONTINUED OPERATIONS. During the third quarter of 2006, our New Campaign and IZOD women's sportswear operation became discontinued. The discontinuance of New Campaign was the result of our agreement during the three months ended October 28, 2006 to transfer the business and sell business assets to the licensor. We expect to receive proceeds of approximately $9 million and do not anticipate a significant gain or loss from this sale. We expect to close this transaction in the first quarter of 2007. The discontinuance of our IZOD women's sportswear operation was the result of our agreement during the three months ended October 28, 2006 to terminate the licensing agreement. We expect to close this transaction in the second quarter of 2007 with no significant gain or loss. Prior to being classified as discontinued, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

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

The results of operations and impairment, restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 2) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Condensed Consolidated Balance Sheets.

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



Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2, are as follows:

                                                   Three months ended                  Nine months ended
                                            -------------------------------     ------------------------------
                                               October 29,     October 28,        October 29,     October 28,
                                                  2005            2006               2005            2006
                                            ---------------  --------------     --------------  --------------
Net sales                                   $       107,135  $       22,228     $      312,748  $       63,797
                                            ===============  ==============     ==============  ==============
Impairment, restructuring and other
     non-recurring charges (reversals)      $         9,846  $       (1,976)    $       44,681  $          286
                                            ===============  ==============     ==============  ==============
Earnings (loss) before income taxes                  12,139           3,949            (93,368)          5,699
Income taxes                                          3,830           1,395            (27,776)         (4,191)
                                            ---------------  --------------     --------------  --------------
Net earnings (loss)                         $         8,309  $        2,554     $      (65,592) $        9,890
                                            ===============  ==============     ==============  ==============
Diluted earnings (loss) per share           $          0.31  $         0.10     $        (2.38) $         0.38
                                            ===============  ==============     ==============  ==============

Income taxes for the nine months ended October 28, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               January 28,      October 29,     October 28,
                                                                  2006             2005            2006
                                                             --------------  ---------------  --------------
Cash and cash equivalents                                    $          253  $           561  $            5
Receivables, net                                                     42,806           65,080          12,227
Inventories                                                          13,481           31,238          11,749
Current deferred taxes and prepaid expenses                          33,671            5,640           1,732
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       90,211  $       102,519  $       25,713
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $        1,648  $         2,437  $        1,296
Goodwill                                                              2,995            2,995           2,995
Prepaid taxes                                                             -            1,590               -
Other assets                                                          1,155              302             895
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $        5,798  $         7,324  $        5,186
                                                             ==============  ===============  ==============

Accounts payable                                             $       17,924  $        22,041  $        6,522
Accrued liabilities                                                  25,660            2,766          13,386
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       43,584  $        24,807  $       19,908
                                                             ==============  ===============  ==============


The accrued liabilities reflect the discontinued operations classification of New Campaign and IZOD and also include charges taken in connection with the 2005 Restructuring Plan that have not yet been paid and primarily relate to contractual obligations and employee severance and termination benefits. As noted above, the transactions related to the New Campaign and IZOD women's sportswear operations are expected to close in the first quarter and second quarter of 2007, respectively.

NOTE 4. BUSINESS COMBINATIONS. In connection with our acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat), additional cash purchase consideration will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. This additional cash purchase consideration is calculated based on a formula applied to royalty revenue through 2010. The additional consideration for 2005 was $2,095, which was paid out during the second quarter of 2006 and was recorded as additional goodwill. The additional consideration for 2006 will be recorded as additional goodwill when payment is deemed probable.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


In connection with our acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). The additional cash purchase consideration for 2005 was $6,446, which was paid out during the first quarter of 2006 and was recorded as additional goodwill. The additional consideration for 2006 will be recorded as additional goodwill when payment is deemed probable.

NOTE 5. INVENTORIES. Inventories of continuing operations consist of the following:

                                                           January 28,       October 29,        October 28,
                                                              2006              2005               2006
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     168,343     $     159,329     $      166,204
      Work in process                                            29,240            22,327             27,538
      Raw materials                                              22,056            23,187             32,010
                                                          -------------     -------------     --------------
      Total inventories                                   $     219,639     $     204,843     $      225,752
                                                          =============     =============     ==============
Net of obsolescence reserves of:                          $      20,307     $      26,486     $       26,591
                                                          =============     =============     ==============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets of continuing operations since the beginning of 2006 are as follows:

                                                            Goodwill         Intangibles
                                                          -------------     -------------
Balance at January 28, 2006                               $     200,837     $     160,027
Changes:
   Adjustments to estimated contingent
     purchase price                                                  50                 -
Amortization expense                                                  -            (7,692)
                                                          -------------     -------------
Balance at October 28, 2006                               $     200,887     $     152,335
                                                          =============     =============

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. No triggering events have occurred in 2006. We will complete our annual goodwill impairment assessment in the fourth quarter of 2006. It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and that the effect of such changes on our Condensed Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT. On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. We and our subsidiaries (the Borrowers) are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by the Borrowers' domestic current assets, principally consisting of accounts receivable and inventory. This does not include the stock of any subsidiaries. Borrowings under the Senior Credit Facility are limited to the lesser of the commitment amount or the borrowing base as defined in the credit agreement. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spread depending upon excess liquidity, as defined in the credit agreement. The Senior Credit Facility contains certain customary covenants, including: (a) when availability under the Senior Credit Facility becomes less than $40,000, a minimum fixed charge coverage ratio is required; and (b) so long as availability remains above $60,000, Borrowers would generally not be restricted in terms of distributions and dividends, investments, issuance of new indebtedness, granting of liens (except to assets securing the Senior Credit Facility), acquisitions and capital expenditures. At October 28, 2006, there were no borrowings outstanding under the Senior Credit Facility, and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $15,730 at October 28, 2006.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict our Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that our Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. At October 28, 2006, we were in compliance with the covenants of the Asian Credit Facility. At October 28, 2006, there were $11,000 and $25,000 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $39,043 at October 28, 2006. There were no borrowings outstanding under these lines at October 28, 2006. We have $10,984 in outstanding letters of credit used by our foreign operations under these lines at October 28, 2006.

NOTE 8. STOCK REPURCHASE PROGRAM. In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. We did not repurchase any shares under the Stock Repurchase Program during the second and third quarters of 2006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets.

NOTE 9. COMPREHENSIVE INCOME (LOSS). Differences between net earnings (loss) and total comprehensive income (loss) resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                          Three months ended                  Nine months ended
                                                     ----------------------------       ----------------------------
                                                      October 29,     October 28,        October 29,     October 28,
                                                         2005            2006               2005            2006
                                                     ------------    ------------       ------------   -------------
Net earnings (loss)                                  $     16,188    $      8,075       $    (50,925)  $      24,435

Other comprehensive income:
   Currency translation adjustment                          1,352            (278)               805            (536)
   Unrecognized gain (loss) on derivatives                   (132)            102                282            (161)
                                                     ------------    ------------       ------------   -------------
   Total comprehensive income (loss)                 $     17,408    $      7,899       $    (49,838)  $      23,738
                                                     ============    ============       ============   =============

NOTE 10. SHARE-BASED COMPENSATION. On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The adoption of SFAS No. 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase to net cash provided by financing activities of $256 related to incremental tax benefits from stock options exercised in the nine months ended October 28, 2006.

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

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Total stock option expense recorded in the first through third quarters of 2006 and in the pro forma table below for 2005 has been reduced by an estimated forfeiture rate of 5.0%. This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

We have issued stock options and restricted shares to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three to five year vesting period with a contractual term of 10 years. Shares are issued from treasury stock upon the exercise of stock options.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of our common stock. For stock option awards, no compensation cost was recognized prior to January 28, 2006. If the fair value method had been applied, our net earnings and earnings per share for the three and nine months ended October 29, 2005 would have been the pro forma amounts as follows:

                                                                     Three months ended        Nine months ended
                                                                   ---------------------     ---------------------
                                                                      October 29, 2005         October 29, 2005
                                                                   ---------------------     ---------------------
Net earnings from continuing operations, as reported               $               7,879     $              14,667
Less: Share-based employee compensation expense
    determined under the fair value based method
    for all awards, net of related tax effects                                      (719)                   (6,685)
                                                                   ---------------------     ---------------------

Pro-forma net earnings from continuing operations                  $               7,160     $               7,982
                                                                   =====================     =====================

Earnings per share from continuing operations:
    Basic, as reported                                             $                0.29     $                0.53
    Basic, pro-forma                                               $                0.27     $                0.29
    Diluted, as reported                                           $                0.29     $                0.53
    Diluted, pro-forma                                             $                0.27     $                0.29

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


A summary of stock options outstanding as of January 28, 2006 and the plans' activity during the nine months ended October 28, 2006 is presented below:

                                                                                Weighted Average
                                                                                    Remaining            Aggregate
                                                         Weighted Average          Contractual           Intrinsic
(Shares in thousands)                    Shares           Exercise Price          Term (Years)             Value
                                    ----------------  ---------------------  ---------------------  -----------------
Outstanding at January 28, 2006                2,748  $               28.84
Granted                                            -                      -
Exercised                                       (296)                 22.72
Forfeited or expired                             (92)                 33.83
                                    ----------------  ---------------------  ---------------------  -----------------
Outstanding at October 28, 2006                2,360  $               29.42                    5.7  $           8,730
                                    ----------------  ---------------------  ---------------------  -----------------

Exercisable at October 28, 2006                1,781  $               30.08                    5.2  $           6,891
                                    ----------------  ---------------------  ---------------------  -----------------

The total intrinsic value of options exercised during the three and nine month periods ended October 29, 2005 were $128 and $1,422, respectively. The total intrinsic value of options exercised during the three and nine month periods ended October 28, 2006 were $191 and $2,301, respectively. The amount of cash received from the exercise of stock options for the three months ended October 28, 2006 was $628.

A summary of the activity for nonvested stock option awards as of October 28, 2006 and changes during the nine months ended October 28, 2006 is presented below:

                                                         Weighted Average
                                                            Grant Date
(Shares in thousands)                    Awards        Fair Value per Award
                                    ----------------  ---------------------
Nonvested at January 28, 2006                  1,043  $                8.53
Granted                                            -                      -
Vested                                          (742)                  8.44
Cancelled                                        (24)                  8.52
                                    ----------------  ---------------------

Nonvested at October 28, 2006                    277  $                8.78
                                    ----------------  ---------------------

For the nine months ended October 28, 2006, we recorded $3,877 of stock option expense and a related deferred tax asset of $1,431. As of October 28, 2006, there was $1,839 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. The following table represents the before-tax share-based compensation costs to be recognized in the following fiscal years:

                                                Future Share-Based
Fiscal Year                                    Compensation Expense
------------------                        -----------------------------
2006 (fourth quarter)                     $                         468
2007                                                              1,371

NOTE 11. INCOME TAXES. The provision (benefit) for income taxes for continuing operations consists of the following amounts for the three and nine month periods ended October 29, 2005 and October 28, 2006:

                                                          Three months ended                  Nine months ended
                                                     ----------------------------       ----------------------------
                                                      October 29,     October 28,        October 29,    October 28,
                                                         2005            2006               2005           2006
                                                     ------------    ------------       ------------   -------------
Provision on pretax earnings                         $      3,756    $        892       $      1,584   $       5,202
Effect of repatriation of foreign earnings                      -               -            (13,000)              -
                                                     ------------    ------------       ------------   -------------
Total provision (benefit) for income taxes           $      3,756    $        892       $    (11,416)  $       5,202
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

Our effective tax rate on pretax earnings from continuing operations for the three and nine month periods ended October 28, 2006 was 13.9% and 26.3%, respectively. These rates differ from the U.S. statutory rate of 35.0% primarily due to the lower tax rate on foreign earnings that will be permanently invested offshore.

NOTE 12. EARNINGS (LOSS) PER SHARE. The following is a reconciliation between basic and diluted earnings (loss) per share:

                                                          Three months ended                  Nine months ended
                                                     ----------------------------       ----------------------------
                                                      October 29,     October 28,        October 29,    October 28,
                                                         2005            2006               2005           2006
                                                     ------------    ------------       ------------   -------------
Numerators:
   Net earnings (loss) from continuing operations    $      7,879    $      5,521       $     14,667   $      14,545
   Net earnings (loss) from discontinued operations         8,309           2,554            (65,592)          9,890
                                                     ------------    ------------       ------------   -------------
   Net earnings (loss)                               $     16,188    $      8,075       $    (50,925)  $      24,435
                                                     ============    ============       ============   =============

Denominators (000's):
   Average shares outstanding - Basic                      26,739          25,722             27,434          25,682
   Impact of stock options                                     60             112                125             138
                                                     ------------    ------------       ------------   -------------
   Average shares outstanding - Diluted                    26,799          25,834             27,559          25,820
                                                     ============    ============       ============   =============

Earnings (loss) per share:
   Basic:
    Continuing operations                            $       0.29    $       0.21       $       0.53   $        0.57
    Discontinued operations                                  0.31            0.10              (2.39)           0.39
                                                     ------------    ------------       ------------   -------------
    Earnings (loss) per share                        $       0.61    $       0.31       $      (1.86)  $        0.95
                                                     ============    ============       ============   =============

   Diluted:
    Continuing operations                            $       0.29    $       0.21       $       0.53   $        0.56
    Discontinued operations                                  0.31            0.10              (2.38)           0.38
                                                     ------------    ------------       ------------   -------------
    Earnings (loss) per share                        $       0.60    $       0.31       $      (1.85)  $        0.95
                                                     ============    ============       ============   =============

The calculations of diluted earnings per share for the three and nine month periods ended October 29, 2005 and October 28, 2006 exclude the impact of the contingent convertible debt and 2,202,505, 1,216,400, 1,131,900 and 1,131,900 of stock options, respectively, because to include them would have been antidilutive.

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

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three and nine month periods ended October 29, 2005 and October 28, 2006 are as follows:

                                                       Three months ended                   Nine months ended
                                                 -------------------------------    -------------------------------
                                                  October 29,       October 28,       October 29,      October 28,
                                                     2005              2006              2005             2006
                                                 -------------    --------------    -------------    --------------
Net sales:
    Women's Sportswear                           $     317,187    $      293,734    $     894,336    $      834,233
    Men's Sportswear                                   131,575           140,690          379,629           390,915
    Other Soft Goods                                    71,200            81,973          241,599           244,674
                                                 -------------    --------------    -------------    --------------
    Total net sales                              $     519,962    $      516,397    $   1,515,564    $    1,469,822
                                                 =============    ==============    =============    ==============

Segment earnings (loss):
    Women's Sportswear                           $      15,244    $       22,771    $      41,960    $       49,766
    Men's Sportswear                                    11,208            11,273           37,167            29,650
    Other Soft Goods                                     6,430             9,374           22,787            25,680
    General Corporate                                  (10,292)          (11,869)         (33,058)          (38,282)
                                                 -------------    --------------    -------------    --------------
    Total segments                                      22,590            31,549           68,856            66,814
Stock option expense                                         -               468                -             3,877
Amortization of intangible assets                        2,572             2,628            8,143             7,692
Impairment, restructuring and
    other non-recurring charges                          2,941            19,041           39,968            25,957
Interest expense, net                                    5,831             3,613           18,376            11,478
Other expense, net                                        (389)             (614)            (882)           (1,937)
                                                 -------------    --------------    -------------    --------------
Earnings before income taxes                     $      11,635    $        6,413    $       3,251    $       19,747
                                                 =============    ==============    =============    ==============

Net assets at quarter-end:
    Women's Sportswear                           $     222,169    $      194,924
    Men's Sportswear                                   169,602           120,718
    Other Soft Goods                                    49,313            49,196
    General Corporate                                   72,982           250,420
                                                 -------------    --------------
    Continuing Operations                              514,066           615,258
    Discontinued Operations                             85,036            10,991
                                                 -------------    --------------
    Kellwood total                               $     599,102    $      626,249
                                                 =============    ==============

The decrease in segment net assets for Men's Sportswear and the increase in segment net assets for General Corporate resulted primarily from the repatriation of $160,000 of foreign earnings, $70,000 of which occurred in the fourth quarter of 2005, as discussed in Note 11.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


NOTE 14. COMMITMENTS AND CONTINGENCIES. We have exclusive license agreements to market apparel under trademarks owned by other parties. These include Calvin Klein for women's better sportswear, Liz Claiborne(R) for women's dresses and suits and XOXO(R) for junior's sportswear and dresses. These agreements contain provisions for minimum royalty and advertising payments based on anticipated sales in future periods.

During the third quarter of 2006, there were changes to our license agreements. We extended the Calvin Klein women's better sportswear license for North America. We were granted the ck Calvin Klein women's bridge sportswear license for North America. We agreed to launch O Oscar, an Oscar de la Renta Company, as a better women's sportswear collection. In addition, as discussed in Note 3, we discontinued the New Campaign and IZOD operations, which resulted in the termination of the related licensing agreements. These actions resulted in changes of the future minimum royalty and advertising payments. Detail of the future minimum payments for all license agreements is as follows:

2006 (full year)                                 $    27,902
2007                                                  29,846
2008                                                  25,858
2009                                                  22,216
2010                                                  17,699
Thereafter                                            38,620
                                                 -----------
Total                                            $   162,141
                                                 ===========

NOTE 15. NEW ACCOUNTING STANDARDS. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating the impact of SFAS No. 158 on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements and do not believe its adoption will significantly impact our financial position.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


NOTE 16. SUBSEQUENT EVENT. On October 31, 2006, we completed the acquisition of CRL Group, LLC, owner of the Vince(R) brand and trademark. Vince is a contemporary women's sportswear collection. The acquisition of Vince will expand our marketing-focused portfolio with higher profile, upscale brand offerings.

The total purchase price for Vince was $80.4 million, including net receivables of $11.5 million, prior to any subsequent working capital adjustments. We are in the process of evaluating the tangible and intangible assets and expect the purchase price allocations to be finalized in 2007. The Vince acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of Vince will be included in the consolidated financial statements from the acquisition date in our fiscal fourth quarter. Vince will be part of the Women's Sportswear Segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------
(Dollars in thousands, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheets at October 29, 2005 and October 28, 2006, in the condensed consolidated statements of operations for the three and nine month periods ended October 29, 2005 and October 28, 2006, and in the condensed consolidated statements of cash flows for the nine months ended October 29, 2005 and October 28, 2006. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report to Stockholders on Form 10-K for 2005 (the fiscal year ended January 28, 2006).

Our internal reporting utilizes net earnings, earnings per share and gross profit excluding the impairment, restructuring and other non-recurring charges. Such items excluding the impairment, restructuring and other non-recurring charges are referred to as ongoing. Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges, which were non-recurring. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the impairment, restructuring and other non-recurring charges. The ongoing amounts that exclude the impairment, restructuring and other non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES
---------------------------------------------------------
During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing our corporate objectives of increasing our penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of our business operations. This reassessment was performed in the second quarter of 2005 and was directed by our Chief Executive Officer who was named to that position during the second quarter of 2005. The strategic reassessment focused on our businesses that had experienced profitability issues and considered the alignment of the businesses with our refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

The results of operations and impairment, restructuring and other non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net loss from discontinued operations and are not significant. See Note 3 to Condensed Consolidated Financial Statements for further information on the operating results and financial position of the discontinued operations.

The total expected cost of the actions in connection with the 2005 Restructuring Plan and the provision recorded to date (the second quarter of 2005 through the third quarter of 2006) related to our reportable segments (before tax) is as follows:

                               Continuing Operations         Discontinued Operations                 Total
                           ----------------------------- -----------------------------  -----------------------------
                                               Total                          Total                         Total
                                Total        Provision        Total         Provision        Total        Provision
                              Expected       Recorded       Expected        Recorded       Expected       Recorded
                                Cost          to Date         Cost           to Date         Cost          to Date
                           -------------- -------------- --------------  -------------  -------------- --------------
Women's Sportswear         $       45,879 $       38,072 $       21,972  $      21,972  $       67,851 $       60,044
Men's Sportswear                    1,022          1,022         12,452         12,452          13,474         13,474
Other Soft Goods                      815            815         31,500         30,325          32,315         31,140
General Corporate                  36,414         36,414          4,946          4,946          41,360         41,360
                           -------------- -------------- --------------  -------------  -------------- --------------
   Total                   $       84,130 $       76,323 $       70,870  $      69,695  $      155,000 $      146,018
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


For the three months ended October 29, 2005, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Three months ended October 29, 2005
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,400     $                   -     $               2,400
Cost of products sold                                       5,243                   (21,504)                  (16,261)
Restructuring and other
   non-recurring charges                                    2,941                     9,846                    12,787
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              10,584     $             (11,658)    $              (1,074)
                                            =====================     =====================     =====================
Total after tax cost                        $               7,408     $              (8,161)    $                (753)
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.28     $               (0.30)    $               (0.03)
                                            =====================     =====================     =====================

For the nine months ended October 29, 2005, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Nine months ended October 29, 2005
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,450     $               5,110     $               7,560
Cost of products sold                                       5,243                    34,831                    40,074
Impairment of goodwill and intangibles                     30,909                    18,657                    49,566
Restructuring and other
   non-recurring charges                                    9,059                    26,024                    35,083
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              47,661     $              84,622     $             132,283
                                            =====================     =====================     =====================
Total after tax cost                        $              33,361     $              59,236     $              92,597
                                            =====================     =====================     =====================
Diluted loss per share                      $                1.21     $                2.15     $                3.36
                                            =====================     =====================     =====================

For the three months ended October 28, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Three months ended October 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Restructuring and other
   non-recurring charges                    $              19,041     $              (1,976)    $              17,065
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              19,041     $              (1,976)    $              17,065
                                            =====================     =====================     =====================
Total after tax cost                        $              12,092     $              (1,258)    $              10,834
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.47     $               (0.05)    $                0.42
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


For the nine months ended October 28, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Nine months ended October 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Restructuring and other
   non-recurring charges                                   25,957                       286                    26,243
                                            ---------------------     ---------------------     ---------------------
Total pretax cost (income)                  $              25,957     $              (2,254)    $              23,703
                                            =====================     =====================     =====================
Total after tax cost (income)               $              16,534     $              (1,437)    $              15,097
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.64     $               (0.06)    $                0.58
                                            =====================     =====================     =====================

Restructuring costs for the three and nine months ended October 28, 2006 include $17,000 before tax ($10,829 after tax) for estimated future payments in connection with contractual obligations. These amounts were previously planned to be expensed as they were incurred, in accordance with accounting guidance in place when the 2005 Restructuring Plan was announced. On November 10, 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which was applicable for certain contractual obligations entered into in the first quarter subsequent to its issuance. Contracts under which we were obligated and that are part of the 2005 Restructuring Plan were amended during the three months ended October 28, 2006; thus, the related obligations have been accrued in accordance with the new guidance.

A rollforward of the major components of this non-recurring charge from July 29, 2006 to October 28, 2006 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        July 29,                                                         October 28,
                                          2006          Provision        Reversals       Utilization        2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $         250  $           -   $             -   $         (198)  $          52
Contractual Obligations                       1,816         18,579                 -           (1,990)         18,405
Employee Severance and
    Termination Benefits                      1,299            462                 -             (690)          1,071
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       3,365  $      19,041   $             -   $       (2,878)  $      19,528
                                      =============  =============   ===============   ==============   =============

A rollforward of the major components of this non-recurring charge from July 29, 2006 to October 28, 2006 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                        July 29,       Provision/                                        October 28,
                                          2006          (Income)         Reversals       Utilization        2006
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $         146  $           -   $             -   $            -   $         146
Contractual Obligations                       7,679         (1,923)                -              283           6,039
Employee Severance and
    Termination Benefits                      4,503              -               (53)            (309)          4,141
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      12,328  $      (1,923)  $           (53)  $          (26)  $      10,326
                                      =============  =============   ===============   ==============   =============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimatable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,400 employees.

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

DISCONTINUED OPERATIONS
-----------------------
During the third quarter of 2006, our New Campaign and IZOD women's sportswear operation became discontinued. The discontinuance of New Campaign was the result of our agreement during the three months ended October 28, 2006 to transfer the business and sell business assets to the licensor. We expect to receive proceeds of approximately $9 million and do not anticipate a significant gain or loss from this sale. We expect to close this transaction in the first quarter of 2007. The discontinuance of our IZOD women's sportswear operation was the result of our agreement during the three months ended October 28, 2006 to terminate the licensing agreement. We expect to close this transaction in the second quarter of 2007 with no significant gain or loss. Prior to being classified as discontinued, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

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

The results of operations and impairment, restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 2 to Condensed Consolidated Financial Statements) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Condensed Consolidated Balance Sheets.

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


Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2 to Condensed Consolidated Financial Statements, are as follows:

                                                   Three months ended                  Nine months ended
                                            -------------------------------     ------------------------------
                                               October 29,     October 28,        October 29,     October 28,
                                                  2005            2006               2005            2006
                                            ---------------  --------------     --------------  --------------
Net sales                                   $       107,135  $       22,228     $      312,748  $       63,797
                                            ===============  ==============     ==============  ==============
Impairment, restructuring and other
     non-recurring charges (reversals)      $         9,846  $       (1,976)    $       44,681  $          286
                                            ===============  ==============     ==============  ==============
Earnings (loss) before income taxes                  12,139           3,949            (93,368)          5,699
Income taxes                                          3,830           1,395            (27,776)         (4,191)
                                            ---------------  --------------     --------------  --------------
Net earnings (loss)                         $         8,309  $        2,554     $      (65,592) $        9,890
                                            ===============  ==============     ==============  ==============
Diluted earnings (loss) per share           $          0.31  $         0.10     $        (2.38) $         0.38
                                            ===============  ==============     ==============  ==============

Income taxes for the nine months ended October 28, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               January 28,      October 29,     October 28,
                                                                  2006             2005            2006
                                                             --------------  ---------------  --------------
Cash and cash equivalents                                    $          253  $           561  $            5
Receivables, net                                                     42,806           65,080          12,227
Inventories                                                          13,481           31,238          11,749
Current deferred taxes and prepaid expenses                          33,671            5,640           1,732
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       90,211  $       102,519  $       25,713
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $        1,648  $         2,437  $        1,296
Goodwill                                                              2,995            2,995           2,995
Prepaid taxes                                                             -            1,590               -
Other assets                                                          1,155              302             895
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $        5,798  $         7,324  $        5,186
                                                             ==============  ===============  ==============

Accounts payable                                             $       17,924  $        22,041  $        6,522
Accrued liabilities                                                  25,660            2,766          13,386
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       43,584  $        24,807  $       19,908
                                                             ==============  ===============  ==============

The accrued liabilities reflect the discontinued operations classification of New Campaign and IZOD and also include charges taken in connection with the 2005 Restructuring Plan that have not yet been paid and primarily relate to contractual obligations and employee severance and termination benefits. As noted above, the transactions related to the New Campaign and IZOD women's sportswear operations are expected to close in the first quarter and second quarter of 2007, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS
The following tables provide non-GAAP operating results for the three and nine month periods ended October 29, 2005 and October 28, 2006, for the ongoing operations, income tax repatriation and impairment, restructuring and other non-recurring charges, separately. The tables present this breakdown of our operations in a manner that reconciles to our consolidated results as presented in the condensed consolidated financial statements. The non-GAAP results of operations for the ongoing operations are presented separately from the income tax repatriation and impairment, restructuring and other non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring expenses that we believe are not indicative of our core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following reconciliation and analysis is for continuing operations only.

THREE MONTHS ENDED OCTOBER 29, 2005

                                                             Impairment,
                                                          restructuring and
                                           Total             other non-          Income Tax            Ongoing
                                        Continuing        recurring charges     Repatriation          Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $          519,962   $            2,400  $                 -  $           522,362
Cost of products sold                          417,203               (5,243)                   -              411,960
                                    ------------------   ------------------  -------------------  -------------------
Gross profit                                   102,759                7,643                    -              110,402
SG&A                                            80,169                    -                    -               80,169
Stock option expense                                 -                    -                    -                    -
Amortization of intangibles                      2,572                    -                    -                2,572
Impairment, restructuring and
   other non-recurring charges                   2,941               (2,941)                   -                    -
Interest expense, net                            5,831                    -                    -                5,831
Other expense, net                                (389)                   -                    -                 (389)
                                    ------------------   ------------------  -------------------  -------------------
Earnings before taxes                           11,635               10,584                    -               22,219
Income taxes                                     3,756                3,176                    -                6,932
                                    ------------------   ------------------  -------------------  -------------------
Net earnings from
   continuing operations            $            7,879   $            7,408  $                 -  $            15,287
                                    ==================   ==================  ===================  ===================
Effective tax rate                               32.3%                30.0%                   NM                31.2%





          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


THREE MONTHS ENDED OCTOBER 28, 2006
                                                             Impairment,
                                                          restructuring and
                                           Total              other non-         Income Tax            Ongoing
                                        Continuing        recurring charges     Repatriation          Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $          516,397   $                -  $                 -  $           516,397
Cost of products sold                          402,621                    -                    -              402,621
                                    ------------------   ------------------  -------------------  -------------------
Gross profit                                   113,776                    -                    -              113,776
SG&A                                            82,227                    -                    -               82,227
Stock option expense                               468                    -                    -                  468
Amortization of intangibles                      2,628                    -                    -                2,628
Impairment, restructuring and
   other non-recurring charges                  19,041              (19,041)                   -                    -
Interest expense, net                            3,613                    -                    -                3,613
Other income, net                                 (614)                   -                    -                 (614)
                                    ------------------   ------------------  -------------------  -------------------
Earnings before taxes                            6,413               19,041                    -               25,454
Income taxes                                       892                6,949                    -                7,841
                                    ------------------   ------------------  -------------------  -------------------
Net earnings from
   continuing operations            $            5,521   $           12,092  $                 -  $            17,613
                                    ==================   ==================  ===================  ===================
Effective tax rate                               13.9%                36.5%                   NM                30.8%

NINE MONTHS ENDED OCTOBER 29, 2005
                                                             Impairment,
                                                          restructuring and
                                           Total             other non-          Income Tax            Ongoing
                                        Continuing        recurring charges     Repatriation          Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $        1,515,564   $            2,450  $                 -  $         1,518,014
Cost of products sold                        1,199,894               (5,243)                   -            1,194,651
                                    ------------------   ------------------  -------------------  -------------------
Gross profit                                   315,670                7,693                    -              323,363
SG&A                                           246,814                    -                    -              246,814
Stock option expense                                 -                    -                    -                    -
Amortization of intangibles                      8,143                    -                    -                8,143
Impairment, restructuring and
   other non-recurring charges                  39,968              (39,968)                   -                    -
Interest expense, net                           18,376                    -                    -               18,376
Other income, net                                 (882)                   -                    -                 (882)
                                    ------------------   ------------------  -------------------  -------------------
Earnings before taxes                            3,251               47,661                    -               50,912
Income taxes                                   (11,416)              14,300               13,000               15,884
                                    ------------------   ------------------  -------------------  -------------------
Net earnings from
   continuing operations            $           14,667   $           33,361  $           (13,000) $            35,028
                                    ==================   ==================  ===================  ===================
Effective tax rate                                  NM                30.0%                   NM                31.2%






          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


NINE MONTHS ENDED OCTOBER 28, 2006
                                                             Impairment,
                                                          restructuring and
                                           Total             other non-          Income Tax            Ongoing
                                        Continuing        recurring charges     Repatriation          Operations
                                    ------------------   ------------------- -------------------  -------------------
Net sales                           $        1,469,822   $                -  $                 -  $         1,469,822
Cost of products sold                        1,159,779                    -                    -            1,159,779
                                    ------------------   ------------------  -------------------  -------------------
Gross profit                                   310,043                    -                    -              310,043
SG&A                                           243,229                    -                    -              243,229
Stock option expense                             3,877                    -                    -                3,877
Amortization of intangibles                      7,692                    -                    -                7,692
Impairment, restructuring and
   other non-recurring charges                  25,957              (25,957)                   -                    -
Interest expense, net                           11,478                    -                    -               11,478
Other income, net                               (1,937)                   -                    -               (1,937)
                                    ------------------   ------------------  -------------------  -------------------
Earnings before taxes                           19,747               25,957                    -               45,704
Income taxes                                     5,202                9,423                    -               14,625
                                    ------------------   ------------------  -------------------  -------------------
Net earnings from
   continuing operations            $           14,545   $           16,534  $                 -  $            31,079
                                    ==================   ==================  ===================  ===================
Effective tax rate                               26.3%                36.3%                   NM                32.0%

NM - Not meaningful

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following tables provide non-GAAP summarized financial data for the three and nine month periods ended October 29, 2005 and October 28, 2006 (percentages are calculated based on actual data and columns may not add due to rounding). These tables present the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                              Three months ended                       Nine months ended
                                    --------------------------------------  --------------------------------------
                                     October 29,  October 28,    Percent     October 29,  October 28,    Percent
                                        2005         2006        Change         2005         2006        Change
                                    ------------ ------------ ------------  ------------ ------------ ------------
Net sales                           $    522,362 $    516,397        (1.1%) $  1,518,014 $  1,469,822        (3.2%)
Cost of products sold                    411,960      402,621        (2.3%)    1,194,651    1,159,779        (2.9%)
                                    ------------ ------------ ------------  ------------ ------------ ------------
Gross profit                             110,402      113,776         3.1%       323,363      310,043        (4.1%)
SG&A                                      80,169       82,227         2.6%       246,814      243,229        (1.5%)
                                    ------------ ------------ ------------  ------------ ------------ ------------
Operating earnings before
    stock option expense
    and amortization(1)                   30,233       31,549         4.4%        76,549       66,814       (12.7%)
Stock option expense                           -          468           NM             -        3,877           NM
Amortization of intangibles                2,572        2,628         2.2%         8,143        7,692        (5.5%)
                                    ------------ ------------ ------------  ------------ ------------ ------------
Operating earnings                        27,661       28,453         2.9%        68,406       55,245       (19.2%)
Interest expense, net                      5,831        3,613       (38.0%)       18,376       11,478       (37.5%)
Other income, net                           (389)        (614)       57.8%          (882)      (1,937)      119.6%
                                    ------------ ------------ ------------  ------------ ------------ ------------
Earnings before taxes                     22,219       25,454        14.6%        50,912       45,704       (10.2%)
Income taxes                               6,932        7,841        13.1%        15,884       14,625        (7.9%)
                                    ------------ ------------ ------------  ------------ ------------ ------------
Net earnings from
    continuing operations           $     15,287 $     17,613        15.2%  $     35,028 $     31,079       (11.3%)
                                    ============ ============ ============  ============ ============ ============
Effective tax rate                         31.2%        30.8%                      31.2%        32.0%




          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                                              Three months ended                       Nine months ended
                                    --------------------------------------  --------------------------------------
                                     October 29,  October 28,                October 29,  October 28,
As a percentage of net sales:           2005         2006      Difference       2005         2006      Difference
-----------------------------       ------------ ------------ ------------  ------------ ------------ ------------
Net sales                                 100.0%       100.0%         0.0%        100.0%       100.0%         0.0%
Cost of products sold                      78.9%        78.0%        (0.9%)        78.7%        78.9%         0.2%
                                    ------------ ------------ ------------  ------------ ------------ ------------
Gross profit                               21.1%        22.0%         0.9%         21.3%        21.1%        (0.2%)
SG&A                                       15.3%        15.9%         0.6%         16.3%        16.5%         0.2%
                                    ------------ ------------ ------------  ------------ ------------ ------------
Operating earnings before
    stock option expense
    and amortization(1)                     5.8%         6.1%         0.3%          5.0%         4.5%        (0.5%)
Stock option expense                        0.0%         0.1%         0.1%          0.0%         0.3%         0.3%
Amortization of intangibles                 0.5%         0.5%         0.0%          0.5%         0.5%         0.0%
                                    ------------ ------------ ------------  ------------ ------------ ------------
Operating earnings                          5.3%         5.5%         0.2%          4.5%         3.8%        (0.7%)
Interest expense, net                       1.1%         0.7%        (0.4%)         1.2%         0.8%        (0.4%)
Other income, net                          (0.1%)       (0.1%)        0.0%         (0.1%)       (0.1%)        0.0%
                                    ------------ ------------ ------------  ------------ ------------ ------------
Earnings before taxes                       4.3%         4.9%         0.6%          3.4%         3.1%        (0.3%)
Income taxes                                1.3%         1.5%         0.2%          1.0%         1.0%         0.0%
                                    ------------ ------------ ------------  ------------ ------------ ------------
Net earnings from
    continuing operations                   2.9%         3.4%         0.5%          2.3%         2.1%        (0.2%)
                                    ============ ============ ============  ============ ============ ============

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

SEASONALITY Kellwood's businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. We generally sell our products prior to the principal retail selling seasons: spring, summer, fall and holiday. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

SALES for ongoing operations for the third quarter of 2006 were $516,397, decreasing $5,965 or 1.1% versus the third quarter of 2005. Sales in our Other Soft Goods and Men's Sportswear segments achieved strong growth. This was offset by a decline in sales due to cutbacks in Fall open-to-buy for some of our legacy brands as well as customer consolidation at retail associated with our Women's Sportswear segment. Sales for ongoing operations for the nine months ended October 28, 2006 were $1,469,822, decreasing $48,192 or 3.2% versus the nine months ended October 29, 2005. The decline in sales for the nine months ended October 28, 2006 is due to a decrease in orders for certain legacy brands and consolidations at retail associated with our Women's Sportswear segment.

GROSS PROFIT for ongoing operations for the third quarter of 2006 was $113,776 or 22.0% of sales, increasing $3,374 or 0.9 percentage points versus the third quarter of 2005. The increase in our gross margin rate of 0.9 percentage points for the three months ended October 28, 2006 resulted from improved performance by many of our brands at retail, which resulted in lower markdown allowances and reduced costs of liquidating surplus inventory. Gross profit for ongoing operations for the nine months ended October 28, 2006 was $310,043 or 21.1% of sales, decreasing $13,320 versus the nine months ended October 29, 2005, due to the decrease in sales.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


SG&A EXPENSE for ongoing operations for the third quarter of 2006 was $82,227, increasing $2,058 or 2.6% versus the third quarter of 2005. The increase in SG&A expense for the three months ended October 28, 2006 is primarily due to changes in the timing of the accrual of incentive programs. SG&A expense for ongoing operations for the nine months ended October 28, 2006 was $243,229 or 16.5% of sales, decreasing $3,585 versus the nine months ended October 29, 2005. In anticipation of lower sales levels we took various actions to resize parts of our organization and reduce our expenses for the nine months ended October 28, 2006.

INTEREST EXPENSE, NET for ongoing operations for the third quarter of 2006 decreased $2,218 or 38.0% versus the third quarter of 2005. Interest expense for the third quarter of 2006 was $8,839, increasing $621 versus the third quarter of 2005. Interest income for the third quarter of 2006 was $5,226, increasing $2,839 versus the third quarter of 2005. Interest expense, net for ongoing operations for the nine months ended October 28, 2006 decreased $6,898 or 37.5% versus the nine months ended October 29, 2005. Interest expense for the nine months ended October 28, 2006 was $26,095, increasing $1,707 versus the nine months ended October 29, 2005. Interest income for the nine months ended October 28, 2006 was $14,617, increasing $8,605 versus the nine months ended October 29, 2005. The decline in our interest expense, net for the three and nine month periods ended October 28, 2006 is due to an increase in interest income resulting from higher short term interest rates and an increase in cash due to the successful execution of the 2005 Restructuring Plan.

INCOME TAXES. Our effective tax rates on pretax earnings from ongoing operations for the three and nine month periods ended October 28, 2006 were 30.8% and 32.0%, respectively. These rates differ from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore and was lowered to 32.0% during the third quarter based on higher projected foreign earnings, which are taxed at a lower rate.

SHARE-BASED COMPENSATION
------------------------
On January 29, 2006, we adopted Statement of Financial Accounting Standard
(SFAS) No. 123(R), Share-Based Payment (SFAS No. 123(R)), requiring the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion
No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25).
See Note 10 to Condensed Consolidated Financial Statements for additional discussion.

We will recognize the cost of all employee stock options on a straight-line attribution over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards subsequent to adoption. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25, and related Interpretations in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. For the nine months ended October 28, 2006, we recorded $3,877 of stock option expense; we expect $468 to be expensed during the fourth quarter of 2006 and $1,371 of stock option expense in fiscal year 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. No triggering events have occurred in 2006. We will complete our annual goodwill impairment assessment in the fourth quarter of 2006. It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and that the effect of such changes on our Condensed Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING STANDARDS
------------------------
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating the impact of SFAS No. 158 on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements and do not believe its adoption will significantly impact our financial position.

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the three and nine month periods ended October 29, 2005 and October 28, 2006, for the discontinued operations.

                                                      Three months ended              Nine months ended
                                                 ----------------------------   ----------------------------
                                                  October 29,     October 28,    October 29,    October 28,
                                                     2005            2006           2005           2006
                                                 -------------  -------------   -------------  -------------
Net sales                                        $     107,135  $      22,228   $     312,748  $      63,797
Cost of products sold                                   69,998         16,534         311,128         46,107
                                                 -------------  -------------   -------------  -------------
Gross profit                                            37,137          5,694           1,620         17,690
SG&A                                                    15,192          3,725          49,532         11,741
                                                 -------------  -------------   -------------  -------------
Operating earnings (loss) before amortization
    and impairment, restructuring and other
    non-recurring charges(1)                            21,945          1,969         (47,912)         5,949
Amortization of intangibles                                  5              -             842              -
Impairment, restructuring and other
    non-recurring charges (reversals)                    9,846         (1,976)         44,681            286
                                                 -------------  -------------   -------------  -------------
Operating earnings (loss)                               12,094          3,945         (93,435)         5,663
Interest expense, net                                        -              -               -              -
Other income, net                                          (45)            (4)            (67)           (36)
                                                 -------------  -------------   -------------  -------------
Earnings (loss) before taxes                            12,139          3,949         (93,368)         5,699
Income taxes                                             3,830          1,395         (27,776)        (4,191)
                                                 -------------  -------------   -------------  -------------
Net earnings (loss) from discontinued operations $       8,309  $       2,554   $     (65,592) $       9,890
                                                 =============  =============   =============  =============
Effective tax rate                                       31.6%          35.3%           29.7%             NM

NM - Not meaningful

See following page for footnote (1) to above table.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


(1) Operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges is a non-GAAP measure that differs from operating (loss) earnings in that it excludes amortization of intangibles and impairment, restructuring and other non-recurring charges. Operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges should not be considered as an alternative to operating earnings (loss). Operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and impairment, restructuring and other non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges may not be comparable to any similarly titled measure used by another company.

During the third quarter of 2006, our New Campaign and IZOD women's sportswear operations became discontinued. The transactions related to New Campaign and IZOD are expected to close in the first quarter and the second quarter of 2007, respectively. The other discontinued businesses ceased operations in 2005. The sales amount related to the 2005 ceased operations for the three and nine month periods ending October 29, 2005 primarily represents the reversal of accrued estimated discounts, returns and allowances determined not to be necessary. SG&A expense related to the 2005 ceased operations represents expenses for final asset liquidation activities.

Income taxes for the nine months ended October 28, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Our effective tax rate on discontinued operations for the three months ended October 28, 2006 was 35.3%. Our effective tax rate on discontinued operations, excluding the reversal of tax reserves (see Note 3 to Condensed Consolidated Financial Statements for further information related to the reversal of tax reserves), was 37.0% for the nine months ended October 28, 2006.

SEGMENT RESULTS
---------------
We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our divisions are aggregated into the following reportable segments:

     o    Women's Sportswear,
     o    Men's Sportswear,
     o    Other Soft Goods, and
     o    General Corporate.

RECONCILIATION OF SEGMENT RESULTS - CONTINUING OPERATIONS: The following tables provide the non-GAAP segment net sales and earnings (loss) for the three and nine month periods ended October 29, 2005, for the ongoing operations and impairment, restructuring and other non-recurring charges separately. The tables present this breakdown of our operations in a manner that reconciles to our consolidated results. The non-GAAP segment net sales and earnings (loss) for the ongoing operations are provided separately from impairment, restructuring and other non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe that the non-GAAP segment net sales and earnings (loss) provide useful information to both management and investors by excluding sales and expenses that we believe are not indicative of our core operating results. Segment net sales and earnings (loss) for ongoing operations are the primary measures we use to evaluate our performance, as well as the performance of our divisions. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. Segment sales and earnings (loss) for the three and nine month periods ended October 28, 2006 do not include impairment, restructuring and other non-recurring charges; therefore, ongoing and continuing operations are the same, and no reconciliation is necessary.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                              Three months ended October 29, 2005            Nine months ended October 29, 2005
                        ---------------------------------------------- ----------------------------------------------
                                          Impairment,                                    Impairment,
                                         restructuring                                  restructuring
                                           and other                                      and other
                              Total      non-recurring     Ongoing          Total       non-recurring      Ongoing
Net sales                  Continuing       charges       Operations     Continuing        charges       Operations
---------               --------------- -------------- --------------- --------------- -------------- ---------------
Women's Sportswear      $       317,187 $        2,400 $       319,587 $       894,336 $        2,400 $       896,736
Men's Sportswear                131,575              -         131,575         379,629              -         379,629
Other Soft Goods                 71,200              -          71,200         241,599             50         241,649
                        --------------- -------------- --------------- --------------- -------------- ---------------
Total net sales         $       519,962 $        2,400 $       522,362 $     1,515,564 $        2,450 $     1,518,014
                        =============== ============== =============== =============== ============== ===============

                              Three months ended October 29, 2005            Nine months ended October 29, 2005
                        ---------------------------------------------- ----------------------------------------------
                                          Impairment,                                   Impairment,
                                         restructuring                                 restructuring
                                           and other                                     and other
                              Total      non-recurring     Ongoing          Total      non-recurring      Ongoing
Segment earnings (loss)    Continuing       charges       Operations     Continuing       charges       Operations
----------------------- --------------- -------------- --------------- --------------- -------------- ---------------
Women's Sportswear      $        15,244 $        7,614 $        22,858 $        41,960 $        7,614 $        49,574
Men's Sportswear                 11,208              -          11,208          37,167              -          37,167
Other Soft Goods                  6,430             29           6,459          22,787             79          22,866
General Corporate               (10,292)             -         (10,292)        (33,058)             -         (33,058)
                        --------------- -------------- --------------- --------------- -------------- ---------------
Segment earnings (loss) $        22,590 $        7,643 $        30,233 $        68,856 $        7,693 $        76,549
                        =============== ============== =============== =============== ============== ===============

ONGOING OPERATIONS: The following tables provide segment sales and earnings
(loss) for the three and nine months ended October 29, 2005 and October 28, 2006. These tables provide non-GAAP data for ongoing operations and present the same information for the ongoing operations as presented in the Reconciliation of Segment Results - Continuing Operations shown earlier for the three and nine month periods ended October 29, 2005. The non-GAAP information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. Segment sales and earnings
(loss) for the three and nine months ended October 28, 2006 do not include impairment, restructuring and other non-recurring charges; therefore, ongoing and continuing operations are the same.

                                         Three months ended                          Nine months ended
                             ------------------------------------------  -----------------------------------------
                              October 29,    October 28,     Percent      October 29,   October 28,     Percent
Net sales                        2005           2006         Change          2005          2006         Change
---------                    -------------  ------------  -------------  ------------  ------------- -------------
Women's Sportswear           $     319,587  $    293,734          (8.1%) $    896,736  $     834,233         (7.0%)
Men's Sportswear                   131,575       140,690           6.9%       379,629        390,915          3.0%
Other Soft Goods                    71,200        81,973          15.1%       241,649        244,674          1.3%
                             -------------  ------------  -------------  ------------  ------------- -------------
Total net sales              $     522,362  $    516,397          (1.1%) $  1,518,014  $   1,469,822         (3.2%)
                             =============  ============  =============  ============  ============= =============

                                    Three months ended - amounts             Three months ended - percentages
                             ------------------------------------------  -----------------------------------------
                              October 29,    October 28,     Percent      October 29,   October 28,
Segment earnings (loss)          2005           2006         Change          2005          2006        Difference
-----------------------      -------------  ------------  -------------  ------------  ------------- -------------
Women's Sportswear           $      22,858  $     22,771          (0.4%)         7.2%           7.8%          0.6%
Men's Sportswear                    11,208        11,273           0.6%          8.5%           8.0%         (0.5%)
Other Soft Goods                     6,459         9,374          45.1%          9.1%          11.4%          2.3%
General Corporate                  (10,292)      (11,869)         15.3%            NM             NM            NM
                             -------------  ------------  -------------  ------------  ------------- -------------
Segment earnings             $      30,233  $     31,549           4.4%          5.8%           6.1%          0.3%
                             =============  ============  =============  ============  ============= =============




          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                                     Nine months ended - amounts              Nine months ended - percentages
                             ------------------------------------------  -----------------------------------------
                              October 29,    October 28,     Percent      October 29,   October 28,
Segment earnings (loss)          2005           2006         Change          2005          2006        Difference
-----------------------      -------------  ------------  -------------  ------------  ------------- -------------
Women's Sportswear           $      49,574  $     49,766           0.4%          5.5%           6.0%          0.5%
Men's Sportswear                    37,167        29,650         (20.2%)         9.8%           7.6%         (2.2%)
Other Soft Goods                    22,866        25,680          12.3%          9.5%          10.5%          1.0%
General Corporate                  (33,058)      (38,282)         15.8%            NM             NM            NM
                             -------------  ------------  -------------  ------------  ------------- -------------
Segment earnings             $      76,549  $     66,814         (12.7%)         5.0%           4.5%         (0.5%)
                             =============  ============  =============  ============  ============= =============

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for ongoing operations for the third quarter of 2006 were $293,734, decreasing $25,853 or 8.1% versus the third quarter of 2005. Sales for ongoing operations for the nine months ended October 28, 2006 were $834,233, decreasing $62,503 or 7.0% versus the nine months ended October 29, 2005. The decrease in sales for the three and nine month periods ended October 28, 2006 is due to cutbacks in Fall open-to-buy for some of our legacy brands and customer consolidation at retail.

Segment earnings for ongoing operations for the third quarter of 2006 were $22,771, consistent with the third quarter of 2005. Segment earnings for ongoing operations for the nine months ended October 28, 2006 were $49,766, increasing slightly by $192 from the nine months ended October 29, 2005. Segment earnings were relatively consistent for the three and nine months despite lower sales due to improved performance of our brands at retail, including Sag Harbor(R), Briggs New York(R), XOXO(R) and Napa Valley(R) sportswear, and David Meister(R) and Liz Claiborne(R) dresses. This resulted in lower markdown allowances and reduced costs of liquidating surplus inventory compared to last year.

MEN'S SPORTSWEAR. Sales for ongoing operations for the third quarter of 2006 were $140,690, increasing $9,115 or 6.9% versus the third quarter of 2005. The increase in sales is due to growth in the Smart Shirts private label and branded business and increased licensing revenue as a result of strong performance of the Baby Phat(R) brand. Sales for ongoing operations for the nine months ended October 28, 2006 were $390,915, increasing $11,286 or 3.0% versus the nine months ended October 29, 2005. The increase in sales for the nine months ended October 28, 2006 resulted primarily from Smart Shirts private label sales.

Segment earnings for ongoing operations for the third quarter of 2006 were $11,273, increasing slightly by $65 versus the third quarter of 2005. Segment earnings for ongoing operations for the nine months ended October 28, 2006 were $29,650, decreasing $7,517 versus the nine months ended October 29, 2005. The decrease in segment earnings for the nine months ended October 28, 2006 is primarily due to lower gross margins during the first six months resulting from competitive price pressure and enhancing the quality and fashion level of our products.

OTHER SOFT GOODS. Sales for ongoing operations for the third quarter of 2006 were $81,973, increasing $10,773 or 15.1% versus the third quarter of 2005. The increase in sales is due to strong replenishment orders and increased sales of seasonal product for Gerber Childrenswear and increased sales of non-traditional camping products. Sales for ongoing operations for the nine months ended October 28, 2006 were $244,674, increasing $3,025 or 1.3% versus the nine months ended October 29, 2005.

Segment earnings for ongoing operations for the third quarter of 2006 were $9,374, increasing $2,915 versus the third quarter of 2005. Segment earnings for ongoing operations for the nine months ended October 28, 2006 were $25,680, increasing $2,814 versus the nine months ended October 29, 2005. The increase in segment earnings for the three and nine month periods ended October 28, 2006 is primarily due to the increase in sales while controlling selling, general and administrative expenses at their previous level.

GENERAL CORPORATE. Expense for the third quarter of 2006 was $11,869, increasing $1,577 versus the third quarter of 2005. Expense for the nine months ended October 28, 2006 was $38,282, increasing $5,224 versus the nine months ended October 29, 2005. The increase in expense for the three and nine month periods ended October 28, 2006 is primarily due to changes in the timing of the accrual of incentive programs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. We use financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through our debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders' equity, or total capital). At October 28, 2006, our debt-to-capital ratio was 44.7%, down 0.8 percentage points from January 28, 2006 and up 0.7 percentage points from October 29, 2005. The increase from October 29, 2005 was primarily due to our stock repurchase program (Stock Repurchase Program).

In July 2005, we announced the Stock Repurchase Program of up to ten percent or $75,000 of our stock. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During the first quarter of 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. We did not repurchase any shares under the Stock Repurchase Program during the second and third quarters of 2006. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program, and to meet existing obligations and engage in acquisitions supporting our business strategy.

NET CASH PROVIDED BY OPERATING ACTIVITIES decreased $69,240 from $93,870 for the nine months ended October 29, 2005 to $24,630 for the nine months ended October 28, 2006. The $69,240 decrease in net cash provided by operating activities from the nine months ended October 29, 2005 is due primarily to the seasonal increase in inventory, which last year was more than offset by inventory reductions from inventory management initiatives, and 2006 payments of liabilities associated with the 2005 Restructuring Plan, as well as reduced inventory and accounts receivable balances related to discontinued operations.

Working Capital
Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from January 28, 2006 to October 28, 2006 are primarily a result of seasonality of our businesses along with the payment of liabilities in 2006 associated with the 2005 Restructuring Plan. Comparisons from October 29, 2005 to October 28, 2006 include:

     - Accounts receivable increased $4,312 from $320,275 at October 29, 2005 to $324,587 at October 28, 2006. Days sales outstanding were 55 days at October 29, 2005 compared to 54 days at October 28, 2006.

     - Inventories increased $20,909 from $204,843 at October 29, 2005 to $225,752 at October 28, 2006. Days supply were 59 days at October 29, 2005 compared to 66 days at October 28, 2006. The increase in days supply is due to higher levels of inventory for fourth quarter shipments in the current year versus the prior year and use of third quarter manufacturing capacity to build inventory for fourth quarter sales.

     - Accounts payable increased $22,190 from $138,939 at October 29, 2005 to $161,129 at October 28, 2006 primarily as a result of improved management of vendor terms and higher inventory purchases.

     - Accrued expenses decreased $3,712 from $93,352 at October 29, 2005 to $89,640 at October 28, 2006 primarily as a result of lower accrued income taxes.

Working capital of discontinued operations decreased $67,443 from October 29, 2005 to October 28, 2006 due to reduced inventory and accounts receivable balances as these businesses are being liquidated and sold.

NET CASH USED IN INVESTING ACTIVITIES decreased $1,179 from $21,140 for the nine months ended October 29, 2005 to $19,961 for the nine months ended October 28, 2006. The $19,961 of cash used in investing activities for the nine months ended October 28, 2006 is due primarily to the additional cash purchase consideration paid to Briggs New York Corp. ($6,446) and Phat Fashions ($2,095), and capital expenditures of $13,875.

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

Subsequent Event
On October 31, 2006, we completed the acquisition of CRL Group, LLC, owner of the Vince(R) brand and trademark. Vince is a contemporary women's sportswear collection. The acquisition of Vince will expand our marketing-focused portfolio with higher profile, upscale brand offerings.

The total purchase price for Vince was $80.4 million, including net receivables of $11.5 million, prior to any subsequent working capital adjustments. We are in the process of evaluating the tangible and intangible assets and expect the purchase price allocations to be finalized in 2007. The Vince acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of Vince will be included in the consolidated financial statements from the acquisition date in our fiscal fourth quarter. Vince will be part of the Women's Sportswear Segment.

NET CASH USED IN FINANCING ACTIVITIES decreased $52,650 from $69,676 for the nine months ended October 29, 2005 to $17,026 for the nine months ended October 28, 2006. The $52,650 decrease was primarily due to reduced stock purchases under the Stock Repurchase Program for the nine months ended October 28, 2006 compared to the nine months ended October 29, 2005.

On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spreads depending upon excess liquidity, as defined in the credit agreement. At October 28, 2006, there were no borrowings outstanding under the Senior Credit Facility. Letters of credit outstanding under the Senior Credit Facility were $15,730 at October 28, 2006. See Note 7 to Condensed Consolidated Financial Statements for further information.

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal beginning November 2006. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. At October 28, 2006, there were $11,000 and $25,000 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. See Note 7 to Condensed Consolidated Financial Statements for further information.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $39,043 at October 28, 2006. There were no borrowings outstanding under these lines at October 28, 2006. We have $10,984 in outstanding letters of credit used by our foreign operations under these lines at October 28, 2006.

CASH AND CASH EQUIVALENTS increased $141,904 from $252,445 at October 29, 2005 to $394,349 at October 28, 2006. This increase was primarily due to working capital freed up as part of the 2005 Restructuring Plan as well as borrowing under the Asian Revolving Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

At October 28, 2006, our debt portfolio was composed of 93% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed during 2006.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $499,812, which compares to the book value of $505,922. Various financial instruments that we issue are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt. With respect to our fixed-rate debt outstanding at October 28, 2006, a 10% increase in interest rates would have resulted in approximately a $21,481 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $23,175 increase in the market value of our fixed-rate debt.

In addition, we do not believe that foreign currency risk, commodity price or inflation risk are expected to be material to our business or our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 28, 2006. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 28, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6. EXHIBITS
----------------

S.E.C. Exhibit
Reference No.              Description
-------------              -----------
10.32                      Supplemental Amendment No. 1 dated August 3, 2006
                           to US $50,000,000 Term and Revolving Credit
                           Facility Agreement by and among Smart Shirts
                           Limited, certain guarantors thereto and Banc of
                           America Securities Asia Limited as facility agent.

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

KELLWOOD COMPANY


December 6, 2006             /s/ W. Lee Capps III
                             ---------------------------------------------------
                             W. Lee Capps III
                             Chief Operating Officer and Chief Financial Officer
                             (Principal Financial Officer)


December 6, 2006             /s/ Gregory W. Kleffner
                             ---------------------------------------------------
                             Gregory W. Kleffner
                             Senior Vice President Finance and Controller
                             (Principal Accounting Officer)