Form 10-K
period 2007-02-03
KELLWOOD CO
filed 2007-03-22
CIK 55080

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the fiscal year ended February 3, 2007
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    -------------

Commission File Number: 1-7340

                               KELLWOOD COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                 36-2472410
-------------------------------------     -------------------------------------
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)               Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                       63178
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (314) 576-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
    Title of each class                        on which registered
    -------------------------------            -----------------------
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

Large Accelerated Filer [ ]   Accelerated Filer [X]    Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The estimated aggregate market value of the Common Stock held by nonaffiliates on July 29, 2006 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $685,275,914.

Number of shares of Common Stock, par value $0.01, outstanding at March 10, 2007: 25,913,470.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for Annual Meeting of Shareowners to be held on June 7, 2007 are incorporated in Part III of this Form 10-K.

                                          KELLWOOD COMPANY
                            FORM 10-K FOR THE YEAR ENDED FEBRUARY 3, 2007
                                          TABLE OF CONTENTS

PART I

       Item 1.    Business..........................................................................3
       Item 1A.   Risk Factors......................................................................6
       Item 1B.   Unresolved Staff Comments........................................................11
       Item 2.    Properties.......................................................................12
       Item 3.    Legal Proceedings................................................................12
       Item 4.    Submission of Matters to a Vote of Security Holders..............................12

PART II

       Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities.................................................13
       Item 6.    Selected Financial Data..........................................................14
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..................................................................15
       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................32
       Item 8.    Financial Statements and Supplementary Data......................................34
                    Report of PricewaterhouseCoopers LLP, Independent Registered Public
                      Accounting Firm on Consolidated Financial Statements and
                      on Internal Control over Financial Reporting.................................35
                    Consolidated Statements of Operations..........................................37
                    Consolidated Balance Sheets....................................................38
                    Consolidated Statements of Cash Flows..........................................39
                    Consolidated Statements of Stockholders' Equity................................40
                    Notes to Consolidated Financial Statements.....................................41
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure...........................................................64
       Item 9A.   Controls and Procedures..........................................................64
       Item 9B.   Other Information................................................................65

PART III

       Item 10.   Directors, Executive Officers, and Corporate Governance..........................65
       Item 11.   Executive Compensation...........................................................66
       Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters............................................................66
       Item 13.   Certain Relationships and Related Transactions and Director Independence.........66
       Item 14.   Principal Accountant Fees and Services...........................................66

PART IV

       Item 15.   Exhibits and Financial Statement Schedules.......................................67

SIGNATURES.........................................................................................71

PART I
------

ITEM 1.  BUSINESS
We are marketers of women's and men's sportswear, infant apparel and recreational camping products. We market branded as well as private label products and market to all channels of distribution with product specific to the particular channel.

Our fiscal year ends on the Saturday nearest January 31. References to our fiscal years represent the following:

      FISCAL YEAR                   REPRESENTS THE 52 WEEKS ENDED
      -----------                   -----------------------------
      2004                          January 29, 2005
      2005                          January 28, 2006

      FISCAL YEAR                   REPRESENTS THE 53 WEEKS ENDED
      -----------                   -----------------------------
      2006                          February 3, 2007

(a) We and our subsidiaries are marketers of apparel and consumer soft goods. We specialize in branded as well as private label products, and market to all channels of distribution with product specific to a particular channel. Most of our products are purchased from foreign contract manufacturers. Our Smart Shirts operation, discussed below, manufactures its own products.

Kellwood Company was founded in 1961 as the successor by merger of fifteen independent suppliers to Sears. Beginning in 1985, we implemented a business strategy to expand our branded label products, broaden our customer base, increase our channels of distribution and further develop our global product sourcing capability. As a result of this strategy, we have redirected our focus from primarily the manufacturing of private label apparel and home fashions for Sears to a marketing-driven emphasis on branded apparel and related soft goods. Our strategy has expanded our branded label products, diversified our customer base, broadened our channels of distribution and further developed our global product sourcing capabilities. Also as part of this strategy, we have acquired 26 domestic companies or businesses since 1985. The following companies were acquired since 2001:

      COMPANY NAME                                       DATE OF ACQUISITION
      --------------------------------------             -------------------
      o  HOLLYWOULD, Inc.                                December 2006
      o  CRL Group, LLC (Vince)                          October 2006
      o  Phat Fashions, LLC/Phat Licensing, LLC          February 2004
      o  Briggs New York Corp.                           February 2003
      o  Gerber Childrenswear, Inc.                      June 2002

These companies are principally marketers of branded apparel. In addition to our domestic acquisitions, in the early 1980's, we acquired Smart Shirts Limited (Smart Shirts) of Hong Kong, a leading shirt manufacturer in the Far East. Since its acquisition, Smart Shirts has diversified its manufacturing capabilities from its principal base of Hong Kong to China, Sri Lanka and the Philippines.

(b) The information required by this Item constitutes part of our 2006 Consolidated Financial Statements, under the caption "Industry Segment and Geographic Area Information," in Note 14 to Consolidated Financial Statements, which information is included in Item 8 to this Form 10-K, which information is incorporated herein by reference.

(c) We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our products are manufactured primarily in Asia.

       (i) Our divisions are aggregated into three major consumer market product groupings along with General Corporate, which represent our four reportable segments. The three major consumer segments are as follows:

              o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. Product lines include blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to specialty stores, department stores and catalog houses. A partial list of such brands we own are Sag Harbor(R), Koret(R), Dorby(TM), My Michelle(R), Briggs New York(R) (Briggs) and Vince(R). Calvin Klein, XOXO(R), Liz Claiborne(R) Dresses and Suits, O Oscar and David Meister(R) are Women's Sportswear brands sold under licensing agreements. Sales of Women's Sportswear accounted for 62%, 58% and 56% of our consolidated revenue from continuing operations in 2004, 2005 and 2006, respectively.

              o MEN'S SPORTSWEAR designs, manufactures and sells men's woven and knit shirts, pants and jeans sold to leading department stores, catalog houses and national chains. The business is primarily private label but also includes a number of branded programs such as Slates(R) business casual shirts, sweaters and tops, Nautica(R), Claiborne(R) and Dockers(R) dress shirts and Phat Farm(R) and Northern Isles(R) sportswear. Sales of Men's Sportswear accounted for 24%, 26% and 27% of our consolidated revenue from continuing operations in 2004, 2005 and 2006, respectively.

              o OTHER SOFT GOODS designs, merchandises and sells infant apparel and recreation products (tents, sleeping bags, backpacks and related products). The business is primarily branded goods including Kelty(R) and Sierra Designs(R) for recreation products and Gerber(R) for infant apparel. Sales of Other Soft Goods accounted for 14%, 16% and 17% of our consolidated revenue from continuing operations in 2004, 2005 and 2006, respectively.

       (ii) We anticipate no significant change in products or new industry segments, which would require a material investment. However, business acquisitions and new brands (either developed internally or through license agreements) within all three of our consumer market segments are continually being considered. Overall, it is anticipated that external and internal demands will generate increasing requirements for capital investment.

              In 2003 and 2004 we entered into several major licensing agreements, including Calvin Klein and IZOD for women's sportswear, XOXO(R) for junior's sportswear and dresses and Liz Claiborne(R) for women's dresses and suits. In 2004, we acquired Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm(R) and Baby Phat(R) brands. Part of the purchase was Phat's option to buyout the license from the menswear licensee, which we exercised shortly after the purchase. In 2006, we did the following: entered into an amended agreement under which we extended the Calvin Klein women's better sportswear license for North America; were granted the ck Calvin Klein women's bridge sportswear license for North America; agreed to re-launch O Oscar, an Oscar de la Renta Company, as a better women's sportswear collection exclusively at Macy's; extended the XOXO(R) license for junior's sportswear and dresses; and discontinued the New Campaign and IZOD operations, which resulted in the termination of the related licensing agreements.

       (iii) We purchase finished goods from numerous contract manufacturers and to a lesser extent raw materials directly from numerous textile mills and yarn producers and converters. We have not experienced difficulty in obtaining finished goods or raw materials essential to our business in any of our business segments.

       (iv) We are the owner of certain trade names essential to our business. We also license certain trade names in each of our business segments having various terms, which expire at various times through 2012. Further information about our trade names is set forth in our 2006 Consolidated Financial Statements, under the caption "Industry Segment and Geographic Area Information," in
              Note 14 to Consolidated Financial Statements, which information is included in Item 8 to this Form 10-K.
                                      4

       (v) Although our various product lines are sold on a year-round basis, the demand for specific styles is seasonal. Women's Sportswear products are generally sold at the beginning of each of the retail selling seasons including spring, summer, fall and holiday. Sales of Men's Sportswear and Other Soft Goods are also dependent, although to a lesser extent, on the retail selling seasons.

       (vi) Consistent with the seasonality of specific product offerings, we carry necessary levels of inventory to meet the anticipated delivery requirements of our customers.

       (vii) Customers that accounted for more than ten percent of our consolidated net sales during 2006 and the related sales amounts are as follows:

                               Percent of Sales            Net Sales
                              ------------------         -------------
              Wal-Mart                12%                $     222,893
              Kohl's                  11%                $     201,493

              Sales to Wal-Mart occurred in our Women's Sportswear, Men's Sportswear and Other Soft Goods segments. Sales to Kohl's occurred in our Women's Sportswear and Men's Sportswear segments. We believe that the relationship with these customers will continue into the foreseeable future.

       (viii) We do not believe that backlog is a meaningful or a material indicator of sales that can be expected for any period. All of our backlog is expected to be filled within 12 months, but there can be no assurance that the backlog at any point in time will translate into sales in any particular subsequent period.

       (ix)   Contracts or subcontracts with the government are not material.

       (x) We have substantial competition from numerous manufacturers and marketers, but accurate statistics relative to the competitive position of our products and brands are not available. Our ability to compete depends principally on styling, service to the retailer, continued high regard for our brands and trade names and price. Our competitors include, among others, Jones Apparel Group Inc., Liz Claiborne Inc., Polo Ralph Lauren Corp., Tommy Hilfiger Group and V.F. Corporation.

       (xi) We have a continuing program for the purpose of improving our production machinery and products, which includes consumer research and advertising programs. We are not engaged in any material customer-sponsored research and development programs. The amount spent on research and development activities during 2004, 2005 and 2006 was not material.

       (xii) In the opinion of management, there will be no material effect on us resulting from compliance with any federal, state or local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

       (xiii) At the end of 2006, we had approximately 30,000 employees. Substantially all of the work force is non-union, and we consider our relations with our employees to be satisfactory.

(d) Our Smart Shirts operations in the Men's Sportswear segment operate a number of foreign manufacturing operations. We have no other material foreign manufacturing operations and our foreign customers are not material. The sales, operating profit and net assets attributable to each segment are set forth under the caption "Industry Segment and Geographic Area Information" in Note 14 to the Consolidated Financial Statements, which information is included in Item 8 to this Form 10-K. Smart Shirts' operations are included in the Men's Sportswear segment and comprise 84% of sales and 87% of net assets from the continuing operations of this segment for 2004; 84% of sales and 85% of net assets from the continuing operations of this segment for 2005; and 85% of sales and 97% of net assets from the continuing operations of this segment for 2006. Almost all of Smart Shirts' net assets are located outside of the United States. Almost all of Smart Shirts' sales were in the United States in 2004, 2005 and 2006. Diversification of Smart Shirts' manufacturing capacity to various countries helps to mitigate these risks.

Because approximately 77% of our products are sourced from contract manufacturers, primarily in the Eastern Hemisphere, we established Kellwood Global Limited (KGL) in 2002, a Far Eastern sourcing infrastructure based in Hong Kong. KGL provides sourcing only to Kellwood divisions and does not have significant assets.

(e) We maintain a company website at www.kellwood.com. We make available, free of charge through the website, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Information relating to our corporate governance, including the Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Corporate Governance Principles, is available at our website within the "About Kellwood" section, under the caption "Corporate Governance" and is also available in print to any shareowner who requests it.

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

The reader is also directed to our periodic filings with the Securities and Exchange Commission for additional factors that may impact our results of operations and financial condition.

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

Our financial condition and performance are subject to various risks and uncertainties, including the risk factors described below. We may amend or supplement the risk factors from time to time by other reports that are filed with the SEC in the future.

INTENSE COMPETITION IN THE APPAREL INDUSTRY COULD REDUCE OUR SALES AND PROFITABILITY.

As an apparel company, we face competition on many fronts including the following:

       o      establishing and maintaining favorable brand recognition;

       o      developing products that appeal to consumers;

       o      pricing products appropriately; and

       o obtaining access to and sufficient floor space in retail outlets.

Competition in the apparel industry is intense and is dominated by a number of very large brands, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do. The competitive responses encountered from these larger, more established apparel companies may be more aggressive and comprehensive than anticipated, and we may not be able to compete effectively. The aggressive and competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect sales and profitability.

OUR BUSINESS WILL SUFFER IF WE FAIL TO CONTINUALLY ANTICIPATE FASHION TRENDS AND CUSTOMER TASTES.

Customer tastes and fashion trends can change rapidly. We may not be able to anticipate, gauge or respond to these changes within a timely manner. If we misjudge the market for products or product groups or if we fail to identify and respond appropriately to changing consumer demands and fashion trends, we may be faced with unsold finished goods inventory, which could materially adversely affect expected operating results and decrease sales, gross margins and profitability.

The apparel industry has relatively long lead times for the design and production of products. Consequently, we must in some cases commit to production in advance of orders based on forecasts of customer and consumer demand. If we fail to forecast demand accurately, we may under-produce or over-produce a product and encounter difficulty in filling customer orders or in liquidating excess inventory. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require retrospective price adjustments. These outcomes could have a material adverse effect on sales and brand image and seriously affect sales and profitability.

OUR REVENUES AND PROFITS ARE SENSITIVE TO CONSUMER CONFIDENCE AND SPENDING PATTERNS.

The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall, the carrying value of our tangible assets, intangible assets and goodwill and specifically sales, gross margins and profitability. The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs, etc.), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers' use of credit. In addition, war, terrorist activity or the threat of war and terrorist activity may adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

THE CONCENTRATION OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

Our twenty largest customers accounted for approximately 76% of sales in fiscal 2006, with the largest customer accounting for 12% of total fiscal 2006 sales. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis and are subject to certain rights of cancellation and rescheduling by the customer.

A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce revenues and materially adversely affect our profitability.

CONSOLIDATION AND CHANGE IN THE RETAIL INDUSTRY MAY ELIMINATE EXISTING OR POTENTIAL CUSTOMERS.

A number of apparel retailers have experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. During past years, various apparel retailers, including some of our customers, have experienced financial problems that have increased the risk of extending credit to those retailers. Financial problems with respect to any of our customers could cause us to reduce or discontinue business with those customers or require us to assume more credit risk relating to those customers' receivables, either of which could have a material adverse effect on our business, results of operations and financial condition.

There has been and continues to be merger, acquisition and consolidation activity in the retail industry. Future consolidation could reduce the number of our customers and potential customers. A smaller market for our products could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger customers, which result from mergers or consolidations, could decide to perform many of the services that we currently provide. If that were to occur, it could cause our business to suffer.

With increased consolidation in the retail industry, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing. Accordingly, we face greater pressure from these customers to provide more favorable trade terms. We could be negatively affected by changes in the policies or negotiating positions of our customers. Our inability to develop satisfactory programs and systems to satisfy these customers could adversely affect operating results in any reporting period.

LOSS OF KEY PERSONNEL COULD DISRUPT OUR OPERATIONS.

Our continued success is dependent on the ability to attract, retain and motivate qualified management, administrative and sales personnel to support existing operations and future growth. Competition for qualified personnel in the apparel industry is intense and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management, or the inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

THE EXTENT OF OUR FOREIGN SOURCING AND MANUFACTURING MAY ADVERSELY AFFECT OUR BUSINESS.

For fiscal 2006, approximately 93% of our products were manufactured outside the United States. As a result of the magnitude of our foreign sourcing and manufacturing, our business is subject to the following risks:

       o uncertainty caused by the elimination of import quotas in China. Such quotas have been replaced by safeguard provisions that continue to provide limits on importation of apparel on China. The operation and effects of these safeguard provisions are uncertain and could result in delays in imports and supplies. As a result, we will have to monitor and manage our sourcing of products and develop alternative sourcing plans, if necessary, to alleviate the impact of any anticipated impact of safeguard provisions;

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

       o imposition of increased duties, taxes and other charges on imports;

       o significant fluctuation of the value of the dollar against foreign currencies;

       o restrictions on the transfer of funds to or from foreign countries;

       o political instability, military conflict, or terrorism involving the United States, or any of the many countries where our products are manufactured, which could cause a delay in transportation, or an increase in transportation costs of raw materials or finished product;

       o disease epidemics and health related concerns, such as SARS, mad cow or hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

       o reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and

       o violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

THE SUCCESS OF OUR LICENSES DEPENDS ON THE VALUE OF THE LICENSED BRANDS.

Many of our products are produced under license agreements with third parties. Similarly, we license some of our brand names to other companies. Our success depends on the value of the brands and trademarks that we license and sell. Brands that we license from third parties are integral to our business as is the implementation of our strategies for growing and expanding these brands and trademarks. We market some of our products under the names and brands of recognized designers. Our sales of these products could decline if any of those designer's images or reputations were to be negatively impacted. Additionally, we rely on continued good relationships with both licensees and licensors, of certain trademarks and brand names. Adverse actions by any of these third parties could damage the brand equity associated with these trademarks and brands, which could have a material adverse effect on our business, results of operations and financial condition.

OUR PROFITABILITY AND EARNINGS COULD BE NEGATIVELY AFFECTED IF SALES OF CERTAIN PRODUCTS ARE NOT SUFFICIENT TO OFFSET THE MINIMUM ROYALTY PAYMENTS WE MUST PAY WITH RESPECT TO THESE PRODUCTS.

Many of the license agreements we have require significant minimum royalty payments. Our ability to generate sufficient sales and profitability to cover these minimum royalty requirements is not guaranteed and if sales of such products are not sufficient to generate these minimum payments, it could have a material adverse effect on our business, results of operations and financial condition.

OUR COMPETITIVE POSITION COULD SUFFER, IF OUR INTELLECTUAL PROPERTY RIGHTS ARE NOT PROTECTED.

We believe that our trademarks, patents, technologies and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. We are susceptible to others imitating our products and infringing our intellectual property rights. Our licensing agreements with more recognized designers may cause us to be more susceptible to infringement of our intellectual property rights, as some of our brands enjoy significant worldwide consumer recognition and generally higher pricing thus creating additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We cannot assure the reader that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure the reader that others will not assert rights in, or ownership of, our trademarks and other intellectual property rights or in similar marks or marks that we license and/or market or that we will be able to successfully resolve these conflicts to our satisfaction. We may need to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of resources.

FLUCTUATIONS IN THE PRICE, AVAILABILITY AND QUALITY OF RAW MATERIALS COULD CAUSE DELAYS AND INCREASE COSTS.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used in our manufactured apparel could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices for fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns and changes in oil prices. We may not be able to pass higher raw materials prices and related transportation costs on to our customers.

OUR RELIANCE ON INDEPENDENT MANUFACTURERS COULD CAUSE DELAYS AND DAMAGE CUSTOMER RELATIONSHIPS.

We use independent manufacturers to assemble or produce a substantial portion of our products. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term contracts with any independent manufacturers. Alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or, in the event of a disruption, that we would be able to substitute suitable alternative manufacturers in a timely manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

Additionally, we require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. We also sometimes impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff periodically visits and monitors the operations of our independent manufacturers to determine compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

ACQUISITIONS HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR PAST SALES GROWTH, AND WE MAY NOT FIND SUITABLE ACQUISITION CANDIDATES IN THE FUTURE.

Acquisitions have accounted for a significant portion of our sales growth in the past, and we expect to continue to generate a significant portion of our sales growth through acquisitions in the future. Our sales growth may be adversely affected if we are unable to find suitable acquisition candidates at reasonable prices, we are not successful in integrating any acquired businesses in a timely manner, or such acquisitions do not achieve anticipated results. In addition, future acquisitions could use substantial portions of our available cash for all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

ACQUISITIONS MAY CREATE TRANSITIONAL CHALLENGES.

Our business strategy includes growth through strategic acquisitions. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve challenges associated with integrating these acquired businesses into our existing business. These challenges include:

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

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW AND CERTAIN PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DELAY, DEFER OR PREVENT A CHANGE IN CONTROL THAT OUR STOCKHOLDERS MIGHT CONSIDER TO BE IN THEIR BEST INTERESTS.

We are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits "business combinations" between a publicly-held Delaware corporation and an "interested stockholder" which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock during the three-year period following the date that such stockholder became an interested stockholder.
Section 203 could have the effect of delaying, deferring or preventing a change in control of the Company that our stockholders might consider to be in their best interests.

Our certificate of incorporation and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

       o a board of directors that is divided into two classes with staggered terms;

       o elimination of the right of our shareowners to act by written consent;

       o rules regarding how shareowners may present proposals or nominate directors for election at shareowner meetings;

       o the right of our board of directors to issue preferred stock without shareowner approval;

       o a supermajority vote of shareholders for business combinations involving a holder of 25% or more of our outstanding common stock;

       o      a supermajority vote of shareowners to remove directors; and

       o      a supermajority vote of shareowners to amend these provisions.

We also have a rights agreement permitting under certain circumstances each holder of common stock, other than potential acquirers, to purchase one one-hundredth of a share of a newly created series of our Series A
Junior Preferred Stock at a purchase price of $100 or to acquire additional shares of our common stock 50% of the current market price. The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock. The rights are not exercisable, if the acquisition is pursuant to a qualified offer for all outstanding shares. The agreement is reviewed by our independent directors at least every three years to consider whether the maintenance of the agreement continues to be in the best interests of our shareowners and us.

We believe these provisions protect our shareowners from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. The provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareowners and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our shareowners and us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At February 3, 2007, we operated 27 distribution or production facilities worldwide. Our operating facilities are primarily owned or leased under operating leases that generally contain renewal options. We also operated 83 retail stores at February 3, 2007, primarily in the Women's Sportswear segment. Our retail space is leased under operating leases. We lease our corporate office space in St. Louis County, Missouri and New York City, as well as showrooms and division office space, a substantial portion of which is in New York City.

WOMEN'S SPORTSWEAR
This segment currently operates seven warehousing and distribution centers totaling approximately 2.1 million square feet including:

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

MEN'S SPORTSWEAR
This segment currently operates one warehouse and distribution center and fourteen manufacturing facilities totaling approximately 1.5 million square feet. All of these facilities are operated by our Smart Shirts subsidiary. Smart Shirts' subsidiaries manage operations in Hong Kong, Sri Lanka, Philippines and China.

Additionally, this segment shares the warehousing and distribution center in Trenton, Tennessee with the Women's Sportswear segment.

OTHER SOFT GOODS
This segment operates four domestic warehousing and distribution facilities and one warehousing and distribution facility in Canada totaling approximately 725,000 square feet.

In management's opinion, our current facilities generally are well maintained and provide adequate capacity for future operations. However, management continues to evaluate the need to reposition our portfolio of businesses and facilities to meet the needs of the changing markets we serve and to reflect the international business environment.

ITEM 3.  LEGAL PROCEEDINGS
We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, litigation is subject to inherent uncertainties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA
                                           2005                                        2006
                           ----------------------------------          ---------------------------------
                              Stock Price          Dividends             Stock Price         Dividends
                             High      Low           Paid                High     Low          Paid
                           --------  --------    ------------          -------- --------   -------------
First Quarter               $30.55    $24.88        $0.16               $32.69   $23.69        $0.16
Second Quarter               28.42     23.75         0.16                34.57    24.80         0.16
Third Quarter                26.11     21.94         0.16                31.98    24.46         0.16
Fourth Quarter               24.84     21.83         0.16                34.84    29.02         0.16


Common stock of Kellwood Company is traded on the New York Stock Exchange, ticker symbol KWD. At March 10, 2007, there were approximately 2,510 shareowners of record.

In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430,070. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,005,669. We made no repurchases during the fourth quarter of 2006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Consolidated Balance Sheets.

PERFORMANCE GRAPH
The following graph compares the performance of Kellwood common shares with that of the S&P 500 and S&P 500 Apparel, Accessories & Luxury Goods Indices. The graph plots the growth in value of an initial $100 investment over the indicated time periods ended January 31, with dividends reinvested.

                                         [GRAPH]
-----------------------------------------------------------------------------------------------
                                                  1/02    1/03    1/04    1/05    1/06    1/07
-----------------------------------------------------------------------------------------------
Kellwood Co.                                      $100    $101    $177    $128    $109    $151
S&P 500 Index                                     $100     $77    $104    $110    $121    $139
S&P 500 Apparel, Accessories & Luxury Goods
  Index                                           $100     $85     $99    $126    $138    $177
-----------------------------------------------------------------------------------------------

Note:  Total return assumes reinvestment of dividends

ITEM 6.  SELECTED FINANCIAL DATA

This section presents our selected historical financial data and certain additional information.

In June 2002, we acquired Gerber Childrenswear, Inc., a manufacturer of baby apparel as well as bath and bedding products. In February 2003, we acquired Briggs New York Corp., a manufacturer of women's apparel. In February 2004, we acquired Phat Fashions, LLC and Phat Licensing, LLC, manufacturers of men's apparel. In October 2006, we acquired a women's apparel manufacturer named CRL Group, LLC, which we refer to as Vince. In December 2006, we acquired HOLLYWOULD, Inc., a manufacturer of women's apparel, shoes and accessories.

The selected financial data below for the last five fiscal years presents consolidated financial information of Kellwood Company and subsidiaries and have been derived from our audited consolidated financial statements (dollars in thousands, except per share data).

                                               2002(1)         2003            2004          2005(3)         2006(3)
                                           -------------  --------------  -------------  --------------  -------------
Fiscal year ended                             2/1/2003       1/31/2004       1/29/2005      1/28/2006      2/3/2007

Net sales                                  $   1,706,006  $    1,925,491  $   2,115,252  $    1,962,039  $   1,961,750

Net earnings from
   continuing operations                          34,861          66,720         62,221          18,756         21,083
Net earnings (loss) from
   discontinued operations (2), (4), (5)           7,149             671          4,115         (57,169)        10,319
                                           -------------  --------------  -------------  --------------  -------------
Net earnings (loss)                        $      42,010  $       67,391  $      66,336  $      (38,413) $      31,402
                                           =============  ==============  =============  ==============  =============

Earnings (loss) per share:
   Basic:
     Continuing operations                 $        1.42  $         2.52  $        2.26  $         0.70  $        0.82
     Discontinued operations (2), (4), (5)          0.29            0.03           0.15           (2.12)          0.40
                                           -------------  --------------  -------------  --------------  -------------
     Net earnings (loss)                   $        1.71  $         2.54  $        2.41  $        (1.42)         $1.22
                                           =============  ==============  =============  ==============  =============
   Diluted:
     Continuing operations                 $        1.40  $         2.46  $        2.22  $         0.69  $        0.82
     Discontinued operations (2), (4), (5)          0.29            0.02           0.15           (2.11)          0.40
                                           -------------  --------------  -------------  --------------  -------------
     Net earnings (loss)                   $        1.69  $         2.49  $        2.37  $        (1.42) $        1.21
                                           =============  ==============  =============  ==============  =============

Cash dividends declared per share          $        0.64  $         0.64  $        0.64  $         0.64  $        0.64

Cash                                       $     209,514  $      154,466  $     249,391  $      406,706  $     341,072
Working capital                                  600,161         584,746        720,909         686,378        642,452
Total assets                                   1,251,801       1,282,343      1,569,803       1,512,144      1,514,576

Long-term debt                                   278,115         271,877        469,657         492,028        486,627
Short-term debt                                   26,596           2,743            149          16,349         19,556
Total debt                                       304,711         274,620        469,806         508,377        506,183

Stockholders' Equity                             565,853         636,240        713,524         609,367        635,126
Equity per Diluted Share                           22.75           23.48          25.45           22.49          24.55

(1) During 2002, we made the decision to implement realignment actions. These actions decreased 2002 earnings by $14,083 before tax ($9,112 after tax) or $0.37 per basic share ($0.37 per diluted share).

(2) During fiscal 2003, we discontinued our True Beauty by Emme(R) operations and sold our domestic and European Hosiery operations. As such, these operations have been reflected as discontinued operations for all periods presented.

(3) During 2005, we announced a Restructuring Plan (the 2005 Restructuring
Plan). The costs associated with the 2005 Restructuring Plan decreased net earnings from continuing operations and net loss from discontinued operations for the fiscal year ended January 28, 2006 by $50,366 ($35,508 after tax) or $1.32 per basic share ($1.31 per diluted share) and $71,948 ($50,508 after tax) or $1.87 per basic share ($1.86 per diluted share), respectively. Of the total costs mentioned above for continuing operations, $2,450 ($1,727 after tax) was a decrease to net sales. The costs (income) associated with the 2005 Restructuring Plan decreased net earnings from continuing operations for the fiscal year ended February 3, 2007 by $33,632 ($21,423 after tax) or $0.83 per basic share ($0.83 per diluted share) and increased net earnings from discontinued operations for the fiscal year ended February 3, 2007 by $1,852 ($1,180 after tax) or $0.05 per basic share ($0.05 per diluted share), respectively. See Note 2 to Consolidated Financial Statements for further information.



(4) During fiscal 2005, we discontinued our Kellwood New England, several labels at our Oakland Operation, Private Label Menswear operations and Intimate Apparel, as part of the 2005 Restructuring Plan. As such, these operations have been reflected as discontinued operations for all periods presented. See Note 4 to Consolidated Financial Statements for further information.

(5) During fiscal 2006, we discontinued our New Campaign and IZOD operations. As such, these operations have been reflected as discontinued operations for all periods presented. See Note 4 to Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FINANCIAL REVIEW
----------------
The following discussion is a summary of the key factors management considers necessary in reviewing our results of operations, liquidity, capital resources and operating segment results. The amounts and disclosures included in management's discussion and analysis of financial condition and results of operations, unless otherwise indicated, are presented on a continuing operations basis. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Our internal reporting and related ongoing management analyses utilize net earnings, earnings per share and gross profit excluding the impairment, restructuring and other non-recurring charges and the tax benefit from repatriation discussed below as key financial measures. Such items excluding the impairment, restructuring and other non-recurring charges and the income tax benefit from repatriation are referred to as ongoing. Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges and benefits, which were infrequent and non-recurring. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the impairment, restructuring and other non-recurring charges. The ongoing amounts that exclude the impairment, restructuring and other non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

2005 RESTRUCTURING PLAN
During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing our corporate objectives of increasing our penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of our business operations. This reassessment was performed in the second quarter of 2005 and was directed by our Chief Executive Officer who was named to that position during the second quarter. The strategic reassessment focused on our businesses that had experienced profitability issues and considered the alignment of the businesses with our refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

The results of operations and impairment, restructuring and other non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net gain from discontinued operations and are not significant. See Note 4 to Consolidated Financial Statements for further information on the operating results and financial position of the discontinued businesses.

The total 2005 Restructuring Plan provision recorded to date (the second quarter of 2005 through the fourth quarter of 2006) related to our reportable segments (before tax) is as follows:

                                       Continuing          Discontinued
                                       Operations           Operations             Total
                                     --------------       --------------       --------------
Women's Sportswear                   $       45,625       $       22,362       $       67,987
Men's Sportswear                              1,022               13,197               14,219
Other Soft Goods                                702               29,466               30,168
General Corporate                            36,649                5,071               41,720
                                     --------------       --------------       --------------
   Total                             $       83,998       $       70,096       $      154,094
                                     ==============       ==============       ==============

As of February 3, 2007, we have substantially completed the business dispositions and shutdown activities contemplated by the 2005 Restructuring Plan. We do not anticipate incurring significant expense related to the 2005 Restructuring Plan in future periods.

For the twelve months ended January 28, 2006, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                                                Fiscal Year ended January 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,450     $               2,266     $               4,716
Cost of products sold                                       5,575                    11,751                    17,326
Impairment of goodwill and intangibles                     30,909                    18,657                    49,566
Fixed asset impairment                                      1,850                     6,274                     8,124
Restructuring and other
   non-recurring charges                                    9,582                    33,000                    42,582
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              50,366     $              71,948     $             122,314
                                            =====================     =====================     =====================
Total after tax cost                        $              35,508     $              50,508     $              86,016
                                            =====================     =====================     =====================
Diluted loss per share                      $                1.31     $                1.86     $                3.17
                                            =====================     =====================     =====================

For the twelve months ended February 3, 2007, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Fiscal Year ended February 3, 2007
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Restructuring and other
   non-recurring charges                                   33,632                       688                    34,320
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              33,632     $              (1,852)    $              31,780
                                            =====================     =====================     =====================
Total after tax cost                        $              21,423     $              (1,180)    $              20,243
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.83     $               (0.05)    $                0.78
                                            =====================     =====================     =====================

A rollforward of the major components of this restructuring and other non-recurring charge from January 28, 2006 to February 3, 2007 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                       January 28,                                                       February 3,
                                          2006          Provision        Reversals       Utilization         2007
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
  Commitment Reserves                 $       2,710  $           -   $           (52)  $       (2,658)  $           -
Contractual Obligations                       3,600         31,977                 -          (12,435)         23,142
Employee Severance and
  Termination Benefits                          520          1,707                 -           (1,561)            666
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       6,830  $      33,684   $           (52)  $      (16,654)  $      23,808
                                      =============  =============   ===============   ==============   =============

A rollforward of the major components of this restructuring and other non-recurring charge from January 28, 2006 to February 3, 2007 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                       January 28,                                                       February 3,
                                          2006         Provision        Reversals       Utilization        2007
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
  Commitment Reserves                 $       1,273  $         109   $          (603)  $         (779)  $           -
Sales Allowances                              2,266              -            (2,192)             (74)              -
Contractual Obligations                      10,307            927                 -           (6,538)          4,696
Employee Severance and
  Termination Benefits                        9,783            307              (400)          (5,512)          4,178
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      23,629  $       1,343   $        (3,195)  $      (12,903)  $       8,874
                                      =============  =============   ===============   ==============   =============

                                      16

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Sales allowances included provisions for anticipated increased deductions taken by customers on previous sales for discontinued operations. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,400 employees.

The provision for contractual obligations for the twelve months ended February 3, 2007 includes $19,333 before tax ($12,315 after tax) for estimated future payments in connection with contractual obligations. These amounts were previously planned to be expensed as they were incurred, in accordance with accounting guidance in place when the 2005 Restructuring Plan was announced. On November 10, 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which was applicable for certain contractual obligations entered into in the first quarter subsequent to its issuance. Contracts under which we were obligated and that are part of the 2005 Restructuring Plan were amended during the current year; thus, the related obligations have been accrued in accordance with the new guidance.

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

DISCONTINUED OPERATIONS
During the third quarter of 2006, our New Campaign and IZOD women's sportswear operations became discontinued. The discontinuance of New Campaign was the result of our agreement during the third quarter to transfer the business and sell business assets to the licensor. We expect to receive proceeds of approximately $9 million and do not anticipate a significant gain or loss from this sale. We expect to close this transaction in the first quarter of 2007. The discontinuance of our IZOD women's sportswear operation was the result of our agreement during the three months ended October 28, 2006 to terminate the licensing agreement. We expect to close this transaction in the second quarter of 2007 with no significant gain or loss. Prior to being classified as discontinued, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

Related to our 2005 Restructuring Plan, as discussed in Note 2 to Consolidated Financial Statements, our Private Label Menswear (which does not include our Smart Shirts subsidiary) and several labels at our Oakland Operation were discontinued during the fourth quarter of 2005. During the third quarter of 2005, our Intimate Apparel and Kellwood New England operations became discontinued. Prior to being classified as discontinued, Kellwood New England and the labels at the Oakland Operation were included in the Women's Sportswear segment, the Private Label Menswear operations were included in the Men's Sportswear segment, and Intimate Apparel was included in the Other Soft Goods segment.

The results of operations and impairment, restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 2 to Consolidated Financial Statements) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Consolidated Balance Sheets.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2 to Consolidated Financial Statements, are as follows:

                                                               Fiscal Year
                                            ------------------------------------------------
                                                  2004            2005             2006
                                            ---------------  --------------  ---------------
Net sales                                   $       440,453  $      389,359  $        86,790
                                            ===============  ==============  ===============
Impairment, restructuring and other
  non-recurring charges                     $             -  $       57,931  $           688
                                            ===============  ==============  ===============
Earnings (loss) before income taxes                   6,933         (81,942)           6,392
Income taxes                                          2,818         (24,773)          (3,927)
                                            ---------------  --------------  ---------------
Net earnings (loss)                         $         4,115  $      (57,169) $        10,319
                                            ===============  ==============  ===============
Diluted earnings (loss) per share           $          0.15  $        (2.11) $          0.40
                                            ===============  ==============  ===============

The 2004 income tax rate of 40.6% for discontinued operations differs from our overall 2004 tax rate due to foreign losses for which no benefit will be obtained. The 2005 income tax benefit rate of 30.2% for discontinued operations differs from our overall tax rate due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan. The 2006 income taxes for discontinued operations includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                                  2005             2006
                                                             --------------  ---------------
Cash and cash equivalents                                    $          253  $             5
Receivables, net                                                     42,806           12,898
Inventories                                                          13,481           12,248
Current deferred taxes and prepaid expenses                          33,671            3,485
                                                             --------------  ---------------
Current assets of discontinued operations                    $       90,211  $        28,636
                                                             ==============  ===============

Property, plant and equipment, net                           $        1,648  $         1,190
Goodwill                                                              2,995            2,995
Other assets                                                          1,155              251
                                                             --------------  ---------------
Long-term assets of discontinued operations                  $        5,798  $         4,436
                                                             ==============  ===============

Accounts payable                                             $       17,924  $         9,363
Accrued liabilities                                                  25,660           12,911
                                                             --------------  ---------------
Current liabilities of discontinued operations               $       43,584  $        22,274
                                                             ==============  ===============

Deferred income taxes and other                              $            -  $           347
                                                             --------------  ---------------
Long-term liabilities of discontinued operations             $            -  $           347
                                                             ==============  ===============

The accrued liabilities reflect the discontinued operations classification of New Campaign and IZOD and also include charges taken in connection with the 2005 Restructuring Plan that have not yet been paid and primarily related to contractual obligations and employee severance and termination benefits. As noted above, the transactions related to the New Campaign and IZOD women's sportswear operations are expected to close in the first quarter and second quarter of 2007, respectively.

FISCAL 2006 VS. 2005
--------------------
Summarized comparative financial data for continuing operations for fiscal years 2005 and 2006 is as follows (percentages are calculated based on actual data, and columns may not add due to rounding):

                                                         Amounts                          Percentage of net sales
                                    -------------------------------------------------  ------------------------------
                                                                          Percent
                                         2005              2006           Change            2005            2006
                                    ---------------  ---------------   -------------   --------------  --------------

Net sales                           $     1,962,039  $     1,961,750            0.0%           100.0%          100.0%
Cost of products sold                     1,559,453        1,547,242           (0.8%)           79.5%           78.9%
                                    ---------------  ---------------   -------------   --------------  --------------
Gross profit                                402,586          414,508            3.0%            20.5%           21.1%
SG&A                                        318,010          322,586            1.4%            16.2%           16.4%
                                    ---------------  ---------------   -------------   --------------  --------------
Operating earnings before
   stock option expense,
   amortization and impairment,
   restructuring and other non-
   recurring charges (1)                     84,576           91,922            8.7%             4.3%            4.7%
Stock option expense                              -            4,345            0.0%             0.0%            0.2%
Amortization of intangibles                  10,685           10,935            2.3%             0.5%            0.6%
Impairment, restructuring and
   other non-recurring charges               42,341           33,632          (20.6%)            2.2%            1.7%
                                    ---------------  ---------------   -------------   --------------  --------------
Operating earnings                           31,550           43,010           36.3%             1.6%            2.2%
Interest expense, net                        23,241           15,676          (32.6%)            1.2%            0.8%
Other income, net                            (1,302)          (1,743)          33.9%            (0.1%)          (0.1%)
                                    ---------------  ---------------   -------------   --------------  --------------
Earnings before taxes                         9,611           29,077          202.6%             0.5%            1.5%
Income taxes                                 (9,145)           7,994         (187.4%)           (0.5%)           0.4%
                                    ---------------  ---------------   -------------   --------------  --------------
Net earnings from
   continuing operations            $        18,756  $        21,083           12.4%             1.0%            1.1%
                                    ===============  ===============   =============   ==============  ==============
Effective tax rate                               NM            27.5%
                                    ===============  ===============

NM - Not meaningful

(1) Operating earnings before stock option expense, amortization and impairment, restructuring and other non-recurring charges is a non-GAAP measure that differs from operating earnings in that it excludes stock option expense, amortization of intangibles and impairment, restructuring and other non-recurring charges. Operating earnings before stock option expense, amortization and impairment, restructuring and other non-recurring charges should not be considered as an alternative to operating earnings. Operating earnings before stock option expense, amortization and impairment, restructuring and other non-recurring charges is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings before stock option expense, amortization and impairment, restructuring and other non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of stock option expense, amortization of intangibles and impairment, restructuring and other non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating earnings before stock option expense, amortization and impairment, restructuring and other non-recurring charges may not be comparable to any similarly titled measure used by another company.

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS: The following tables provide operating results for ongoing operations, impairment, restructuring and other non-recurring charges and income tax repatriation, separately, for the fiscal years ended January 28, 2006 and February 3, 2007. The tables present this breakdown of our operations in a manner that reconciles to our consolidated results as presented in the Consolidated Financial Statements. The non-GAAP results of operations for the ongoing operations are presented separately from the impairment, restructuring and other non-recurring charges and the income tax repatriation in order to enhance the user's overall understanding of our current financial performance. We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring benefits and expenses that we believe are not indicative of our core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following reconciliation and analysis is for continuing operations only.

FISCAL YEAR ENDED JANUARY 28, 2006

                                                             Impairment,
                                                          restructuring and
                                           Total             other non-          Income Tax             Ongoing
                                        Continuing        recurring charges     Repatriation           Operations
                                    ------------------   ------------------  -------------------  -------------------


Net sales                           $        1,962,039   $            2,450  $                 -  $         1,964,489
Cost of products sold                        1,559,453               (5,575)                   -            1,553,878
                                    ------------------   ------------------  -------------------  -------------------
Gross profit                                   402,586                8,025                    -              410,611
SG&A                                           318,010                    -                    -              318,010
Stock option expense                                 -                    -                    -                    -
Amortization of intangibles                     10,685                    -                    -               10,685
Impairment, restructuring and
   other non-recurring charges                  42,341              (42,341)                   -                    -
Interest expense, net                           23,241                    -                    -               23,241
Other income, net                               (1,302)                   -                    -               (1,302)
                                    ------------------   ------------------  -------------------  -------------------
Earnings before taxes                            9,611               50,366                    -               59,977
Income taxes                                    (9,145)              14,858               13,000               18,713
                                    ------------------   ------------------  -------------------  -------------------
Net earnings from
   continuing operations            $           18,756   $           35,508  $           (13,000) $            41,264
                                    ==================   ==================  ===================  ===================
Effective tax rate                                  NM                29.5%                   NM                31.2%

FISCAL YEAR ENDED FEBRUARY 3, 2007
                                                             Impairment,
                                                          restructuring and
                                           Total             other non-          Income Tax             Ongoing
                                        Continuing        recurring charges     Repatriation           Operations
                                    ------------------   ------------------  -------------------  -------------------


Net sales                           $        1,961,750   $                -  $                 -  $         1,961,750
Cost of products sold                        1,547,242                    -                    -            1,547,242
                                    ------------------   ------------------  -------------------  -------------------
Gross profit                                   414,508                    -                    -              414,508
SG&A                                           322,586                    -                    -              322,586
Stock option expense                             4,345                    -                    -                4,345
Amortization of intangibles                     10,935                    -                    -               10,935
Impairment, restructuring
   and other non-recurring
   charges                                      33,632              (33,632)                   -                    -
Interest expense, net                           15,676                    -                    -               15,676
Other income, net                               (1,743)                   -                    -               (1,743)
                                    ------------------   ------------------  -------------------  -------------------
Earnings before taxes                           29,077               33,632                    -               62,709
Income taxes                                     7,994               12,209                    -               20,203
                                    ------------------   ------------------  -------------------  -------------------
Net earnings from
   continuing operations            $           21,083   $           21,423  $                 -  $            42,506
                                    ==================   ==================  ===================  ===================
Effective tax rate                               27.5%                36.3%                   NM                32.2%

NM - Not meaningful

INCOME TAXES. In October 2004, the American Jobs Creation Act of 2004 (the
Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During 2005, we adopted a formal domestic reinvestment plan that resulted in the repatriation of $160,000 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13,000 recorded during the second quarter of 2005 due to the reversal of $23,500 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10,500 of taxes provided on earnings to be repatriated.

Our effective tax rates on all charges associated with the 2005 Restructuring Plan included in continuing operations for 2005 and 2006 were 29.5% and 36.3%, respectively. The 2005 effective rate is less than the U.S. statutory rate of 35.0% primarily due to the non-deductibility of the goodwill and intangible asset impairment recorded under the 2005 Restructuring Plan. The 2006 effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the provision of state taxes.

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following table provides summarized financial data for the fiscal years ended January 28, 2006 and February 3, 2007 (amounts based on actual data, therefore columns/rows may not add due to rounding). This table presents the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                                         Amounts                          Percentage of net sales
                                    -------------------------------------------------  ------------------------------
                                                                           Percent
                                         2005              2006            Change           2005            2006
                                    ---------------  ---------------   --------------  --------------  --------------

Net sales                           $     1,964,489  $     1,961,750           (0.1%)          100.0%          100.0%
Cost of products sold                     1,553,878        1,547,242           (0.4%)           79.1%           78.9%
                                    ---------------  ---------------   -------------   --------------  --------------
Gross profit                                410,611          414,508            0.9%            20.9%           21.1%
SG&A                                        318,010          322,586            1.4%            16.2%           16.4%
                                    ---------------  ---------------   -------------   --------------  --------------
Operating earnings before
  stock option expense
  and amortization (1)                       92,601           91,922           (0.7%)            4.7%            4.7%
Stock option expense                              -            4,345              NM             0.0%            0.2%
Amortization of intangibles                  10,685           10,935            2.3%             0.5%            0.6%
                                    ---------------  ---------------   -------------   --------------  --------------
Operating earnings                           81,916           76,642           (6.4%)            4.2%            3.9%
Interest expense, net                        23,241           15,676          (32.6%)            1.2%            0.8%
Other income, net                            (1,302)          (1,743)          33.9%            (0.1%)          (0.1%)
                                    ---------------  ---------------   -------------   --------------  --------------
Earnings before taxes                        59,977           62,709            4.6%             3.1%            3.2%
Income taxes                                 18,713           20,203            8.0%             1.0%            1.0%
                                    ---------------  ---------------   -------------   --------------  --------------
Net earnings from
  continuing operations             $        41,264  $        42,506            3.0%             2.1%            2.2%
                                    ===============  ===============   =============   ==============  ==============
Effective tax rate                            31.2%            32.2%

(1) Operating earnings before stock option expense and amortization is a non-GAAP measure that differs from operating earnings in that it excludes stock option expense and amortization of intangibles. Operating earnings before stock option expense and amortization should not be considered as an alternative to operating earnings. Operating earnings before stock option expense and amortization for ongoing divisions is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings before stock option expense and amortization between periods is useful in showing the interaction of changes in gross profit and SG&A excluding stock option expense and amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before stock option expense and amortization may not be comparable to any similarly titled measure used by another company.

SALES for ongoing operations for 2006 were $1,961,750, decreasing $2,739 or 0.1% versus 2005. The decline in sales is due to a decrease in orders for certain legacy brands and consolidations at retail associated with our Women's Sportswear segment. These decreases were partially offset by a growth in sales driven by our Smart Shirts' private label and branded businesses and the acquisition of Vince.

GROSS PROFIT for ongoing operations for 2006 was $414,508 or 21.1% of sales, increasing $3,897 or 0.2 percentage points of sales versus 2005. The increase in gross profit was due to a reduction in markdown expense, a reduction in the cost of liquidating surplus and obsolete inventory and improved retail performance related to the Women's Sportswear segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for 2006 were $322,586, increasing $4,576 or 1.4% versus 2005. SG&A expense as a percentage of sales increased from 16.2% for 2005 to 16.4% for 2006. The increase in SG&A expense and as a percent of sales is primarily due to the addition of retail stores, higher expense in accordance with various incentive programs and the acquisitions during 2006.

STOCK OPTION EXPENSE for 2006 was $4,345. On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of our employee share-based options. Therefore, stock option expense was not recorded in 2005. See Note 9 to Consolidated Financial Statements for additional information.

INTEREST EXPENSE, NET for 2006 was $15,676, decreasing $7,565 or 32.6% versus 2005. Interest expense for 2006 was $35,073, increasing $2,437 versus 2005. Interest income for 2006 was $19,397, increasing $10,002 versus 2005. The decline in our interest expense, net for 2006 is due to an increase in interest income resulting from a higher average cash balance and higher short term interest rates.

INCOME TAXES. Our effective tax rates on pretax earnings for ongoing operations, excluding impairment, restructuring and other non-recurring charges and the income tax benefit from repatriation for 2005 and 2006 were 31.2% and 32.2%, respectively. These rates differ from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore, partially offset by the provision of state taxes. Our 2006 tax rate was lowered to 32.2% during the fourth quarter of 2006 based on higher projected foreign earnings, which are taxed at a lower rate.

WEIGHTED AVERAGE DILUTED SHARES outstanding decreased due to the Stock Repurchase Program.

FISCAL 2005 VS. 2004
--------------------
CONTINUING OPERATIONS - ONGOING OPERATIONS: The following table provides summarized financial data for the fiscal years ended January 29, 2005 and January 28, 2006 (amounts based on actual data, therefore columns/rows may not add due to rounding). The table provides non-GAAP summarized financial data for the fiscal year ended January 28, 2006 and is the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The operating results for the fiscal year ended January 29, 2005 do not include income tax repatriation or impairment, restructuring and other non-recurring charges; therefore, continuing and ongoing are the same, and no reconciliation is necessary.

                                                         Amounts                           Percentage of net sales
                                    -------------------------------------------------  ------------------------------
                                                                           Percent
                                          2004             2005            Change           2004           2005
                                    ---------------  ---------------   --------------  --------------  --------------

Net sales                           $     2,115,252  $     1,964,489           (7.1%)          100.0%          100.0%
Cost of products sold                     1,654,901        1,553,878           (6.1%)           78.2%           79.1%
                                    ---------------  ---------------   -------------   --------------  --------------
Gross profit                                460,351          410,611          (10.8%)           21.8%           20.9%
SG&A                                        331,670          318,010           (4.1%)           15.7%           16.2%
                                    ---------------  ---------------   -------------   --------------  --------------
Operating earnings before
  amortization (1)                          128,681           92,601          (28.0%)            6.1%            4.7%
Amortization of intangibles                  11,205           10,685           (4.6%)            0.5%            0.5%
                                    ---------------  ---------------   -------------   --------------  --------------
Operating earnings                          117,476           81,916          (30.3%)            5.6%            4.2%
Interest expense, net                        25,860           23,241          (10.1%)            1.2%            1.2%
Other income, net                            (2,091)          (1,302)         (37.7%)           (0.1%)          (0.1%)
                                    ---------------  ---------------   -------------   --------------  --------------
Earnings before taxes                        93,707           59,977          (36.0%)            4.4%            3.1%
Income taxes                                 31,486           18,713          (40.6%)            1.5%            1.0%
                                    ---------------  ---------------   -------------   --------------  --------------
Net earnings from
  continuing operations             $        62,221  $        41,264          (33.7%)            2.9%            2.1%
                                    ===============  ===============   =============   ==============  ==============
Effective tax rate                            33.6%            31.2%

(1) Operating earnings before amortization is a non-GAAP measure that differs from operating earnings in that it excludes the amortization of intangibles. Operating earnings before amortization should not be considered as an alternative to operating earnings. Operating earnings before amortization for ongoing operations is the primary measure used by management to evaluate our performance as well as the performance of our divisions and segments. Management believes the comparison of operating earnings before amortization between periods is useful in showing the interaction of changes in gross profit and SG&A excluding the amortization of intangibles, the change in which is explained elsewhere. The subtotal of operating earnings before amortization may not be comparable to any similarly titled measure used by another company.

SALES for ongoing operations for 2005 were $1,964,489, decreasing $150,763 or 7.1% versus 2004. The decline in sales was due to decreased sales of popular-to-moderately priced women's sportswear brands and private label business. Additionally, the dress market has shrunk dramatically.

GROSS PROFIT for ongoing operations for 2005 was $410,611 or 20.9% of sales, decreasing $49,740 or 0.9 percentage points of sales versus 2004. The decline in our gross profit rate in 2005 resulted from competitive price pressure and higher markdown expense, primarily in the Women's Sportswear segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for ongoing operations for 2005 were $318,010, decreasing $13,660 or 4.1% versus 2004. The decline in SG&A expense is primarily due to a decrease in overhead, primarily compensation expense, in divisions experiencing lower sales partially offset by increased advertising expense. SG&A expense as a percentage of sales increased from 15.7% for 2004 to 16.2% for 2005 primarily due to decreased sales. We have reduced SG&A expense but the sales levels have decreased faster than the decrease in SG&A expense.

INTEREST EXPENSE, NET for 2005 was $23,241, decreasing $2,619 or 10.1% versus 2004. Interest expense for 2005 was $32,636, increasing $2,730 versus 2004. Interest income for 2005 was $9,395, increasing $5,348 versus 2004. The decline in our interest expense, net is primarily due to an increase in interest income resulting from increased cash balances and higher interest rates on cash investments in 2005 as compared to 2004.

INCOME TAXES. Our effective tax rate on earnings before income taxes before impairment, restructuring and other non-recurring charges and the income tax benefit from repatriation for 2005 was lowered in 2005 (33.6% in 2004 versus 31.2% in 2005) as the incremental U.S. tax on current year foreign earnings was significantly less.

WEIGHTED AVERAGE DILUTED SHARES outstanding decreased due to the Stock Repurchase Program.

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the fiscal years ended January 29, 2005, January 28, 2006 and February 3, 2007, for the discontinued operations.

                                                    Fiscal Year                              Percent Change
                               ---------------------------------------------------  ---------------------------------
                                     2004              2005             2006            2004-2005        2005-2006
                               ----------------  ---------------  ----------------  ---------------- ----------------
Net sales                      $        440,453  $       389,359  $         86,790           (11.6%)          (77.7%)
Cost of products sold                   358,764          351,528            63,805            (2.0%)          (81.8%)
                               ----------------  ---------------  ----------------  ---------------  ---------------
Gross profit                             81,689           37,831            22,985           (53.7%)          (39.2%)
SG&A                                     72,560           61,146            14,546           (15.7%)          (76.2%)
                               ----------------  ---------------  ----------------  ---------------  ---------------
Operating earnings (loss)
  before amortization and
  impairment, restructuring
  and other non-recurring
  charges (1)                             9,129          (23,315)            8,439               NM               NM
Amortization of intangibles               2,228              842                 -           (62.2%)              NM
Impairment, restructuring
  and other non-recurring
  charges                                     -           57,931               688               NM               NM
                               ----------------  ---------------  ----------------  ---------------- ----------------
Operating earnings (loss)                 6,901          (82,088)            7,751               NM               NM
Interest (income) expense, net               (4)              (1)                -           (67.7%)              NM
Other income, net                           (28)            (145)            1,359               NM               NM
                               ----------------  ---------------  ----------------  ---------------- ----------------
Earnings (loss) before taxes              6,933          (81,942)            6,392               NM               NM
Income taxes                              2,818          (24,773)           (3,927)              NM           (84.2%)
                               ----------------  ---------------  ----------------  ---------------- ---------------
Net earnings (loss)            $          4,115  $       (57,169) $         10,319               NM               NM
                               ================  ===============  ================  ================ ================
Effective tax rate                        40.6%            30.2%                NM

NM - Not meaningful

(1) Operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges is a non-GAAP measure that differs from operating earnings (loss) in that it excludes amortization of intangibles and impairment, restructuring and other non-recurring charges. Operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges should not be considered as an alternative to operating earnings (loss). Operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings (loss) before amortization and impairment, restructuring and other non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A excluding the amortization of intangibles and impairment, restructuring and other non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating earnings
(loss) before amortization and impairment, restructuring and other non-recurring charges may not be comparable to any similarly titled measure used by another company.

Sales for 2005 were $389,359, decreasing $51,094 or 11.6% versus 2004, due primarily to the loss of business after the announcement of the 2005 Restructuring Plan and to sales that were eliminated when certain discontinued operations were sold prior to the end of 2005. Gross profit for 2005 was $37,831, decreasing $43,858 or 53.7% versus 2004. This decrease was primarily caused by $14,017 of sales allowances and inventory reserves related to the 2005 Restructuring Plan included in gross profit for 2005. SG&A expense for 2005 decreased $11,414 versus 2004 primarily due to decreased spending at the discontinued operations.

Sales for 2006 were $86,790, decreasing $302,569 or 77.7% primarily due to sales that were eliminated when certain discontinued operations ceased operations in 2005. During the third quarter of 2006, our New Campaign and IZOD women's sportswear operations became discontinued. Fiscal year 2006 operating results for discontinued operations primarily relate to the New Campaign and IZOD operations. The transactions related to New Campaign and IZOD are expected to close in the first quarter and the second quarter of 2007, respectively.

Income taxes for the fiscal year ended February 3, 2007 include a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Our effective tax rate on discontinued operations, excluding the reversal of tax reserves (see Note 4 to Consolidated Financial Statements for further information related to the reversal of tax reserves), was 37.1% for the fiscal year ended February 3, 2007.

SEGMENT RESULTS
---------------
We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our divisions are aggregated into the following reportable segments:

     o    Women's Sportswear,

     o    Men's Sportswear,

     o    Other Soft Goods, and

     o    General Corporate.

RECONCILIATION OF SEGMENT RESULTS - CONTINUING OPERATIONS: The following tables provide non-GAAP segment net sales and earnings (loss) for the fiscal year ended January 28, 2006, for the ongoing operations and impairment, restructuring and other non-recurring charges, separately. The tables present this breakdown of our operations in a manner that reconciles to our consolidated results. The non-GAAP segment net sales and earnings (loss) for the ongoing operations are provided separately from impairment, restructuring and other non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe that the non-GAAP segment net sales and earnings (loss) provide useful information to both management and investors by excluding sales and expenses that we believe are not indicative of our core operating results. Segment net sales and earnings (loss) for ongoing operations are the primary measures we use to evaluate our performance, as well as the performance of our divisions. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. Segment sales and earnings (loss) for the fiscal years ended January 29, 2005 and February 3, 2007 do not include impairment, restructuring and other non-recurring charges; therefore, ongoing and continuing operations are the same, and no reconciliation is necessary.

                                                 Fiscal year ended January 28, 2006
                                    -------------------------------------------------------------
                                                             Impairment,
                                                            restructuring
                                                              and other
                                           Total            non-recurring            Ongoing
Net sales                               Continuing             charges             Operations
---------                           -------------------  -------------------  -------------------
Women's Sportswear                  $         1,144,607  $             2,400  $         1,147,007
Men's Sportswear                                498,061                    -              498,061
Other Soft Goods                                319,371                   50              319,421
                                    -------------------  -------------------  -------------------
Total net sales                     $         1,962,039  $             2,450  $         1,964,489
                                    ===================  ===================  ===================


                                                 Fiscal year ended January 28, 2006
                                    -------------------------------------------------------------
                                                             Impairment,
                                                            restructuring
                                                              and other
                                           Total            non-recurring            Ongoing
Segment earnings (loss)                 Continuing             charges             Operations
-----------------------             -------------------  -------------------  -------------------
Women's Sportswear                  $            54,814  $             7,562  $            62,376
Men's Sportswear                                 43,262                    -               43,262
Other Soft Goods                                 31,205                  463               31,668
General Corporate                               (44,705)                   -              (44,705)
                                    -------------------  -------------------  -------------------
Total segment earnings              $            84,576  $             8,025  $            92,601
                                    ===================  ===================  ===================

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following tables provide segment sales and earnings (loss) for the fiscal years ended January 29, 2005, January 28, 2006 and February 3, 2007. These tables provide non-GAAP data for ongoing operations and present the same information for the ongoing operations as presented in the Reconciliation of Segment Results - Continuing Operations shown earlier for fiscal year 2005. The non-GAAP information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. Segment sales and earnings (loss) for fiscal years 2004 and 2006 do not include impairment, restructuring and other non-recurring charges; therefore, ongoing and continuing operations are the same.

                                                        Amounts                              Percent Change
                                    ----------------------------------------------    -----------------------------
Net sales                                2004            2005            2006            2004-2005      2005-2006
---------                           --------------  --------------  --------------    -------------  --------------
Women's Sportswear                  $    1,304,740  $    1,147,007  $    1,107,571          (12.1%)          (3.4%)
Men's Sportswear                           505,318         498,061         525,005           (1.4%)           5.4%
Other Soft Goods                           305,194         319,421         329,174            4.7%            3.1%
                                    --------------  --------------  --------------    ------------   -------------
Total net sales                     $    2,115,252  $    1,964,489  $    1,961,750           (7.1%)          (0.1%)
                                    ==============  ==============  ==============    ============   =============

Segment earnings (loss)
-----------------------
Women's Sportswear                  $       93,742  $       62,376  $       68,421          (33.5%)           9.7%
Men's Sportswear                            52,645          43,262          38,297          (17.8%)         (11.5%)
Other Soft Goods                            28,211          31,668          35,085           12.3%           10.8%
General Corporate                          (45,917)        (44,705)        (49,881)          (2.6%)          11.6%
                                    --------------  --------------  --------------    ------------   -------------
Total segment earnings              $      128,681  $       92,601  $       91,922          (28.0%)          (0.7%)
                                    ==============  ==============  ==============    ============   =============

Segment earnings (loss) margins
-------------------------------
Women's Sportswear                            7.2%            5.4%            6.2%
Men's Sportswear                             10.4%            8.7%            7.3%
Other Soft Goods                              9.2%            9.9%           10.7%
General Corporate                               NM              NM              NM
                                    --------------  --------------  --------------
Total segment earnings                        6.1%            4.7%            4.7%
                                    ==============  ==============  ==============

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for ongoing operations of Women's Sportswear for 2005 were $1,147,007, decreasing $157,733 or 12.1% versus 2004. The decrease in sales is primarily due to reduced orders for some of our traditionally styled popular-to-moderately priced sportswear brands. Additionally, the dress market has shrunk dramatically with some of our customers having either dropped the category altogether or significantly cut open-to-buy. These decreases were partially offset by growth in junior sportswear and suits.

Women's Sportswear segment earnings for ongoing operations for 2005 were $62,376 or 5.4% of net sales, decreasing $31,366 or 1.8 percentage points of net sales versus 2004, due to the decline in segment sales and the decrease in gross profit as a percent of sales related to markdown support provided to customers and higher off-price sales for 2005 compared to 2004. This was partially offset by increased profit from higher junior sportswear sales.

Sales of Women's Sportswear for 2006 were $1,107,571, decreasing $39,436 or 3.4% versus 2005. The sales decrease was primarily due to cutbacks in Fall open-to-buy for some of our legacy brands and customer consolidation at retail.

Women's Sportswear segment earnings for 2006 were $68,421 or 6.2% of net sales, increasing $6,045 or 0.8 percentage points of net sales versus 2005. The increase was greater in the second half of the year than the first half of the year. The primary reasons for the increase in segment earnings for 2006 was due to decreased markdown expense and improved inventory management.

MEN'S SPORTSWEAR. Sales of Men's Sportswear for 2005 were $498,061, decreasing $7,257 or 1.4% versus 2004 primarily due to decreased private label sales.

Men's Sportswear segment earnings for 2005 were $43,262 or 8.7% of net sales, decreasing $9,383 or 1.7 percentage points of net sales versus 2004. The decrease in earnings was primarily due to decreasing private label and branded margins resulting from increased competitive pricing pressure and increased markdown support provided to customers.

Sales of Men's Sportswear for 2006 were $525,005, increasing $26,944 or 5.4% versus 2005. The increase in sales resulted primarily from Smart Shirts private label and branded business sales.

Men's Sportswear segment earnings for 2006 were $38,297, decreasing $4,965 versus 2005. The decline in earnings was due to lower gross margins resulting from competitive price pressure and enhancing the quality and fashion level of our products.

OTHER SOFT GOODS. Sales for ongoing operations of Other Soft Goods for 2005 were $319,421, increasing $14,227 or 4.7% versus 2004. The increase in sales was due to the strength of our major consumer brands as retail selling prices were flat across most product categories following several years of price deflation.

Segment earnings for ongoing operations of Other Soft Goods for 2005 were $31,668 or 9.9% of net sales, increasing $3,457 or 0.7 percentage points of net sales versus 2004. Segment earnings increased primarily due to the increase in sales.

Sales of Other Soft Goods for 2006 were $329,174, increasing $9,753 or 3.1% versus 2005. The increase in sales was due to strong replenishment orders and increased sales of seasonal product for Gerber Childrenswear and increased sales of non-traditional camping products.

Segment earnings of Other Soft Goods for 2006 were $35,085, increasing $3,417 versus 2005. The increase in segment earnings was primarily due to the increase in sales while controlling selling, general and administrative expenses at their previous level.

GENERAL CORPORATE. General corporate expenses for 2005 were $44,705, decreasing $1,212 or 2.6% versus 2004. The decrease resulted from reduced operating expenses in several areas.

General corporate expenses for 2006 were $49,881, increasing $5,176 or 11.6% versus 2005 due to increased spending for strategic initiatives and higher expense in accordance with various incentive programs.

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

ACCOUNTS RECEIVABLE - RESERVES FOR ALLOWANCES
---------------------------------------------
Accounts receivable are recorded net of allowances for bad debts as well as existing and expected future chargebacks from customers. It is the nature of the apparel and soft goods industry that suppliers like us face significant pressure from customers in the retail industry to provide allowances to compensate for customer margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our customers have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season in order to collect the receivables. We evaluate the allowance balances on a continuing basis and adjust them as necessary to reflect changes in anticipated allowance activity.

ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS
-----------------------------------------------------
We maintain an allowance for doubtful accounts receivable for estimated losses resulting from customers that are unable to meet their financial obligations. Our estimation of the allowance for doubtful accounts involves consideration of the financial condition of specific customers as well as general estimates of future collectibility based on historical experience and expected future trends. The estimation of these factors involves significant judgment. In addition, actual collection experience, and thus bad debt expense, can be significantly impacted by the financial difficulties of as few as one customer.

INVENTORY VALUATION
-------------------
Inventories are recorded at cost. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Our products can be classified into two types: replenishment and non-replenishment. Replenishment items are those basics (dress shirts, infant apparel, etc.) that are not highly seasonal or dependent on fashion trends. The same products are sold by retailers 12 months a year, and styles evolve slowly. Retailers generally replenish their stocks of these items as they are sold. Only a relatively small portion of our business involves replenishment items.

The majority of our products consist of items that are non-replenishment as a result of being highly tied to a season or fashion look. These products are economically "perishable". The value of this seasonal merchandise might be sufficient for us to generate a profit over its cost at the beginning of its season, but by the end of its season a few months later the same inventory might be salable only at less than cost. For these products, the selling season generally ranges from three to six months. The value may rise again the following year when the season in which the goods sell approaches - or it may not, depending on the level of prior year merchandise on the market and on year-to-year fashion changes.

While we sell some "prior year" merchandise through our own outlet stores, the majority of out-of-season inventories must be sold to off-price retailers and other customers who serve a customer base that will purchase prior year fashions. The amount, if any, that these customers will pay for prior year fashions is determined by the desirability of the inventory itself as well as the general level of prior year goods available to these customers. The assessment of inventory value, as a result, is highly subjective and requires an assessment of the seasonality of the inventory, its future desirability, and future price levels in the "off-price" sector.

Many of our products are purchased for and sold to specific customers' orders. Others are purchased in anticipation of selling them to a specific customer. The loss of a major customer, whether due to the customer's financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to purchase obligations for goods that have not yet been received. These obligations involve product to be received into inventory over the next one to six months.

MARKET VALUE ASSESSMENTS OF GOODWILL AND INTANGIBLE ASSETS
----------------------------------------------------------
Before the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, the values of goodwill and intangible assets were written off over the period expected to be benefited through regular amortization charges. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be written off through periodic charges to the income statement over the defined period. Future impairment charges may be required if the value of the division becomes less than its book value. The determination of the fair value of the divisions is highly subjective, as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results of our divisions. The fair value of the division as a whole is compared to the book value of the division (including goodwill). If a deficiency exists, impairment will be calculated. Impairment is measured as the difference between the fair value of the goodwill and its carrying amount. The fair value of goodwill is the difference between the fair value of the division as a whole and the fair value of the division's individual assets and liabilities. The annual impairment testing is performed in the fourth quarter, and additional testing would be necessary if a triggering event were to occur in an interim period.

Identifiable intangible assets include trademarks, customer base and license agreements, which are being amortized over their useful lives ranging from 2 to 20 years (weighted average life of 20 years). Impairment testing of these would occur if and when a triggering event occurs.

It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 123(R)-3 (FSP No. 123(R)-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We have adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original announcement. See Note 9 to Consolidated Financial Statements for detailed disclosure.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. Based on our evaluation as of February 3, 2007, we do not believe that FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 while the measurement date provisions are effective for fiscal years ending after December 15, 2008. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We have adopted the recognition requirements of SFAS No. 158 in the fourth quarter of 2006. See Note 8 to Consolidated Financial Statements for detailed disclosure.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial statements, but do not expect it to have a material impact on our financial statements.

FINANCIAL CONDITION
-------------------
Cash flow from operations is our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. We use financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through its debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders' equity, or total capital). At February 3, 2007, our debt-to-capital ratio was 44.4%, down 1.1 percentage points from January 28, 2006 primarily due to increased net earnings and decreased debt.

In July 2005, we announced a Stock Repurchase Program of up to ten percent or $75,000 of our stock. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. Management believes that the current cash will provide the capital flexibility necessary to fund the restructuring and the announced stock repurchase program and to meet existing obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES decreased from $217,830 for 2005 to $67,093 for 2006. This $150,737 decrease was primarily due to the change in working capital discussed below and the significant decrease in working capital related to the discontinued businesses being liquidated and sold.

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

The year-to-year changes in the major components of working capital from continuing operations are discussed below:

     o Accounts receivable increased $24,263 from $278,270 at January 28, 2006 to $302,533 at February 3, 2007 due to increased sales in the fourth quarter of 2006 versus the fourth quarter of 2005.

     o Inventories increased $24,747 from $219,639 at January 28, 2006 to $244,386 at February 3, 2007. Days supply were 52 days at January 28, 2006 compared to 60 days at February 3, 2007. The increase in inventory levels and days supply is primarily due to the expansion of retail, an increase to more sustainable inventory levels by certain of our businesses and to a lesser extent, the push out of delivery dates by certain customers at February 3, 2007.

     o Accounts payable increased $11,807 from $160,769 at January 28, 2006 to $172,576 at February 3, 2007 as a result of an increase in inventory purchases to support higher sales volumes.

     o Accrued expenses decreased $18,018 from $133,722 at January 28, 2006 to $115,704 at February 3, 2007 primarily due to decreased accrued income taxes resulting from the continued ability to offset current taxes with loss carryforwards from the 2005 Restructuring Plan.

Working capital of discontinued operations decreased $40,265 from January 28, 2006 to February 3, 2007 due to reduced inventory and accounts receivable balances as these businesses are being liquidated and/or sold.

NET CASH USED IN INVESTING ACTIVITIES increased $85,989 from $28,228 for 2005 to $114,217 for 2006. The net cash used in investing activities primarily relates to acquisitions as discussed below. In addition to those described, we continually evaluate possible acquisition candidates as a part of our ongoing corporate development process. Various potential acquisition candidates are in different stages of this process. Capital expenditures were $27,436 for 2004, $19,583 for 2005 and $22,922 for 2006.

BRIGGS. In connection with our acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration has and will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). Additional cash consideration paid in 2004, 2005 and 2006 was $8,226, $8,750 and $6,446, respectively. The additional consideration for fiscal year 2006 is estimated at $3,580, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2006 and will be paid in 2007.

PHAT. On February 3, 2004, we completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm(R) and Baby Phat(R) brands. The acquisition of Phat adds important consumer lifestyle brands to our portfolio of brands. The purchase price (including acquisition costs) for Phat was $136,497 in cash, net of cash acquired. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which we exercised in February 2004. Additional cash purchase consideration has been and will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. Additional cash consideration paid in 2005 and 2006 was $3,427 and $2,095, respectively. The additional consideration for fiscal year 2006 is estimated at $3,385, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2006 and will be paid in 2007.

VINCE. On October 31, 2006, we completed the acquisition of CRL Group, LLC, owner of the Vince(R) brand and trademark. Vince is a contemporary women's sportswear collection. The acquisition of Vince expands our marketing-focused portfolio with higher profile, upscale brand offerings. The purchase price (including acquisition costs) for Vince was $80,937 in cash, including net working capital of $11,652. Additional cash purchase consideration will be due if Vince achieves certain specified financial performance targets for each of the five years after the acquisition (2007 through 2011).

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES decreased $13,777 from $32,287 for 2005 to $18,510 for 2006. The $13,638 decrease was primarily due to reduced stock purchases under the Stock Repurchase Program partially offset by lower net borrowings of notes payable and long-term debt for 2006 compared to 2005.

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal that began in November 2006. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict our Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that our Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. At February 3, 2007, we were in compliance with the covenants of the Asian Credit Facility. At February 3, 2007, there were $14,000 and $22,222 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively.

On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior $400,000 five-year unsecured, syndicated credit facility entered into on October 20, 2004. We and our subsidiaries (the Borrowers) are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by the Borrowers' domestic current assets, principally consisting of accounts receivable and inventory. This does not include the stock of any subsidiaries. Borrowings under the Senior Credit Facility are limited to the lesser of the commitment amount or the borrowing base as defined in the credit agreement. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spread depending upon excess liquidity, as defined in the credit agreement. The Senior Credit Facility contains certain customary covenants, including:
(a) when availability under the Senior Credit Facility becomes less than $40,000, a minimum fixed charge coverage ratio is required; and (b) so long as availability remains above $60,000, Borrowers would generally not be restricted in terms of distributions and dividends, investments, issuance of new indebtedness, granting of liens (except to assets securing the Senior Credit Facility), acquisitions and capital expenditures. At February 3, 2007, there were no borrowings outstanding under the Senior Credit Facility, and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $23,646 at February 3, 2007.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $38,804 at February 3, 2007. There were no borrowings outstanding under these lines at February 3, 2007. We have $6,291 in outstanding letters of credit used by our foreign operations under these lines at February 3, 2007.

After the announcement of the 2005 Restructuring Plan, Standard & Poor's downgraded our credit rating to BB from BBB-, and Moody's downgraded our credit rating to Ba2 from Ba1. These actions are not expected to impact our operations.

Management believes that our operating, cash and equity position will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

DISCLOSURES CONCERNING "OFF-BALANCE SHEET" ARRANGEMENTS. We own 50% of a Singaporean manufacturing joint venture that has a $5,043 credit facility. We have guaranteed one half of the amount of any borrowing under this facility not otherwise paid when due by the joint venture. At the end of fiscal year 2006, $3,317 was outstanding under this facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our long-term obligations at February 3, 2007 is as follows:

                                                                 Future payments due by period
                                            -----------------------------------------------------------------------
                                              Less than        1 - 3         4 - 5          After
                                               1 year          Years         Years         5 years        Total
                                            ------------   ------------  ------------   ------------  -------------
Long-term debt - principal                  $      5,556   $    151,406  $      5,556   $    329,665  $     492,183
Long-term debt - interest                         29,367         52,085        34,147        214,693        330,292
Operating lease obligations                       25,413         31,813        10,591          4,795         72,612
Minimum royalty/advertising obligations           28,334         48,588        43,633         18,283        138,838
Purchase orders/commitments                      232,603              -             -              -        232,603
Contingent purchase price (1)                      6,965              -             -              -          6,965
Deferred compensation (2)                          2,000          4,000         4,000         10,000         20,000
Unfunded pension obligations (3):
      Defined benefit plans                            -          1,000         1,000          2,000          4,000
      Multiemployer plans' exit liability            600            600           600            600          2,400
                                            ------------   ------------  ------------   ------------  -------------
Total                                       $    330,838   $    289,492  $     99,527   $    580,036  $   1,299,893
                                            ============   ============  ============   ============  =============

(1) Additional cash purchase consideration will be due if acquired entities achieve certain specified financial performance targets through 2011. Such consideration, if earned, would be accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to operating results. A minimum level of performance must be reached in order for this additional consideration to be paid. The amount of consideration increases with increased levels of earnings or royalty revenue depending on the agreement. There is no maximum amount of incremental purchase price. The table includes the estimated obligation based on actual 2006 performance only for those entities where additional cash purchase consideration has been accrued as estimable and probable. There is a potential for additional cash purchase consideration related to entities where such amounts are not yet estimable and probable.

(2) The timing of payment of the deferred compensation is based on the individual participants' payment elections and the timing of their retirement or termination. There are 108 participants in the deferred compensation plan.

(3) The timing of the pension funding obligations associated with our frozen defined benefit pension plans and exit obligations under multiemployer pension plans as discussed in Note 8 to Consolidated Financial Statements and is dependent on a number of factors including investment results and other factors that contribute to future pension expense. The defined benefit plan obligation is ratably allocated over the nine year payout period.

STOCK REPURCHASES
In July 2005, we announced the Stock Repurchase Program. The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Consolidated Balance Sheet. See
Note 10 to Consolidated Financial Statements for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK. We do not believe that we have significant foreign currency transactional exposures. Almost all of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars. A significant amount of our underlying sourcing and production costs would be impacted by changes in local currencies. Sourcing is not concentrated in any one foreign country. Approximately 28% is sourced in China with all other countries representing less than 15% each. The impact of a ten percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we do have transactional exposures would be immaterial. In addition, there are discussions about strengthening the Chinese Renminbi against the U.S. dollar. If this were to occur and subject to the extent of the revaluation, we do not believe it will have a material impact on the financial position or results of operations. These foreign currency risks are similar to those experienced by our competitors.

INTEREST RATE RISK. At February 3, 2007, our debt portfolio was composed of 93% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during 2006. We do not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed in the coming year.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $500,732, which compares to the book value of $506,183.

We issue various financial instruments that are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt. With respect to our fixed-rate debt outstanding at February 3, 2007, a 10% increase in interest rates would have resulted in approximately a $21,101 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $22,729 increase in the market value of our fixed-rate debt.

COMMODITY PRICE RISK. We are subject to commodity price risk arising from price fluctuations in the market prices of sourced garments and the various raw materials that comprise our manufactured products (synthetic fabrics, woolens, denim, cotton, etc.). We are subject to commodity price risk to the extent that any fluctuations in the market prices of our purchased garments and raw materials are not reflected by adjustments in selling prices of our products or if such adjustments significantly trail changes in these costs. Historically, there have been no significant risks due to commodity price fluctuations. We do not use derivative instruments in the management of these risks.

INFLATION RISK. Our inflation risks are managed by each division through selective price increases when possible, productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------------------

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f). Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Management's assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

Management has excluded Vince and HOLLYWOULD from its assessment of internal control over financial reporting as of February 3, 2007 because they were acquired by the Company in the fourth quarter of the fiscal year. Vince and HOLLYWOULD are wholly-owned subsidiaries whose total assets and total sales represent 0.5% and 0.6%, respectively, of the related Consolidated Financial Statements as of and for the year ended February 3, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Shareowners and Board of Directors of Kellwood Company:

We have completed integrated audits of Kellwood Company's consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kellwood Company and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit retirement plans in fiscal 2006.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded CRL Group, LLC and HOLLYWOULD, Inc. from its assessment of internal control over financial reporting as of February 3, 2007 because they were acquired by the Company in a purchase business combination during 2006. We have also excluded CRL Group, LLC and HOLLYWOULD, Inc. from our audit of internal control over financial reporting. CRL Group, LLC and HOLLYWOULD, Inc. are wholly-owned subsidiaries whose total assets and total revenues represent less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 3, 2007.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 21, 2007

                                   KELLWOOD COMPANY AND SUBSIDIARIES
                                   ---------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                              (Amounts in thousands, except per share data)

                                                                  2004            2005            2006
                                                              ------------    ------------    ------------

Net sales                                                     $  2,115,252    $  1,962,039    $  1,961,750
Cost of products sold                                            1,654,901       1,559,453       1,547,242
                                                              ------------    ------------    ------------
Gross profit                                                       460,351         402,586         414,508
Selling, general and administrative expenses                       331,670         318,010         322,586
Stock option expense                                                     -               -           4,345
Amortization of intangible assets                                   11,205          10,685          10,935
Impairment, restructuring and other non-recurring charges                -          42,341          33,632
Interest expense, net                                               25,860          23,241          15,676
Other income, net                                                   (2,091)         (1,302)         (1,743)
                                                              ------------    ------------    ------------
Earnings before income taxes                                        93,707           9,611          29,077
Income taxes                                                        31,486          (9,145)          7,994
                                                              ------------    ------------    ------------
Net earnings from continuing operations                             62,221          18,756          21,083

Net earnings (loss) from discontinued operations                     4,115         (57,169)         10,319
                                                              ------------    ------------    ------------

Net earnings (loss)                                           $     66,336    $    (38,413)   $     31,402
                                                              ============    ============    ============


Weighted average shares outstanding:

   Basic                                                            27,504          26,986          25,709

   Diluted                                                          28,039          27,094          25,866

Earnings (loss) per share:
   Basic:
      Continuing operations                                   $       2.26    $       0.70    $       0.82
      Discontinued operations                                         0.15           (2.12)           0.40
                                                              ------------    ------------    ------------
      Net earnings (loss)                                     $       2.41    $      (1.42)   $       1.22
                                                              ============    ============    ============

   Diluted:
      Continuing operations                                   $       2.22    $       0.69    $       0.82
      Discontinued operations                                         0.15           (2.11)           0.40
                                                              ------------    ------------    ------------
      Net earnings (loss)                                     $       2.37    $      (1.42)   $       1.21
                                                              ============    ============    ============

See accompanying notes to Consolidated Financial Statements.

                                     KELLWOOD COMPANY AND SUBSIDIARIES
                                     ---------------------------------
                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                (Amounts in thousands, except per share data)

                                                                        January 28, 2006     February 3, 2007
                                                                       -----------------     -----------------

ASSETS
------
Current assets:
   Cash and cash equivalents                                           $         406,706     $         341,072
   Receivables, net                                                              278,270               302,533
   Inventories                                                                   219,639               244,386
   Current deferred taxes and prepaid expenses                                    45,976                55,935
   Current assets of discontinued operations                                      90,211                28,636
                                                                       -----------------     -----------------
      Total current assets                                                     1,040,802               972,562
Property, plant and equipment:
   Land                                                                            2,199                 2,471
   Buildings and improvements                                                     94,541                96,881
   Machinery and equipment                                                       112,676               119,569
   Capitalized software                                                           52,690                60,460
                                                                       -----------------     -----------------
Total property, plant and equipment                                              262,106               279,381
   Less accumulated depreciation and amortization                               (183,932)             (203,384)
                                                                       -----------------     -----------------
Property, plant and equipment, net                                                78,174                75,997
Intangible assets, net                                                           160,027               202,704
Goodwill                                                                         200,837               228,168
Other assets                                                                      26,506                30,709
Long-term assets of discontinued operations                                        5,798                 4,436
                                                                       -----------------     -----------------

Total assets                                                           $       1,512,144     $       1,514,576
                                                                       =================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable and current portion of long-term debt                 $          16,349     $          19,556
   Accounts payable                                                              160,769               172,576
   Accrued salaries and employee benefits                                         39,873                37,061
   Other accrued expenses                                                         93,849                78,643
   Current liabilities of discontinued operations                                 43,584                22,274
                                                                       -----------------     -----------------
      Total current liabilities                                                  354,424               330,110
Long-term debt                                                                   492,028               486,627
Deferred income taxes and other                                                   56,325                62,366
Long-term liabilities of discontinued operations                                       -                   347
Stockholders' equity:
   Common stock, par value $0.01 per share, 50,000 shares authorized,
     25,902 shares issued and outstanding (25,651 at January 28, 2006)           272,073               280,236
   Retained earnings                                                             499,613               514,559
   Accumulated other comprehensive loss                                           (8,634)               (8,259)
   Less treasury stock, at cost, 8,185 shares (8,435 at
     January 28, 2006)                                                          (153,685)             (151,410)
                                                                       -----------------     -----------------

      Total stockholders' equity                                                 609,367               635,126
                                                                       -----------------     -----------------

Total liabilities and stockholders' equity                             $       1,512,144     $       1,514,576
                                                                       =================     =================

See accompanying notes to Consolidated Financial Statements.

                                         KELLWOOD COMPANY AND SUBSIDIARIES
                                         ---------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                              (Amounts in thousands)

                                                                           2004            2005           2006
                                                                       ------------    ------------   -------------

OPERATING ACTIVITIES:

Net earnings (loss)                                                    $     66,336    $    (38,413)  $      31,402

Add/(deduct) items not affecting operating cash flows:
   Depreciation and amortization                                             41,841          39,869          36,957
   Stock-based compensation expense                                               -               -           4,345
   Deferred income taxes and other                                            4,516         (25,672)          2,377
   Incremental tax benefits from stock options exercised                          -               -            (326)
   Non-cash adjustments related to impairment, restructuring
     and other non-recurring charges                                              -          86,017          20,177
Changes in working capital components:
   Receivables, net                                                         (57,621)         55,905          17,024
   Inventories                                                                7,614          77,504         (17,835)
   Prepaid expenses                                                             790          (2,703)         (4,670)
   Accounts payable and accrued expenses                                     (2,551)         (3,332)         (7,772)
   Payment of liabilities associated with the 2005 Restructuring Plan             -         (12,330)        (28,082)
   Current deferred and accrued income taxes                                 14,225          40,985          13,496
                                                                       ------------    ------------   -------------
Net cash provided by operating activities                                    75,150         217,830          67,093
                                                                       ------------    ------------   -------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                  (27,436)        (19,583)        (22,922)
Acquisitions                                                               (144,722)        (12,177)        (94,500)
Receipts for note receivable                                                  2,063           2,750           2,750
Dispositions of fixed assets                                                    436             782             455
                                                                       ------------    ------------   -------------
Net cash used in investing activities                                      (169,659)        (28,228)       (114,217)
                                                                       ------------    ------------   -------------

FINANCING ACTIVITIES:
Borrowings of notes payable                                                       -          13,565          97,952
Payments of notes payable                                                         -               -         (97,517)
Borrowings of long-term debt                                                195,343          25,000               -
Payments of long-term debt                                                   (4,448)              -          (2,778)
Decrease in bank overdraft                                                   (1,372)         (2,203)         (5,542)
Dividends paid                                                              (17,584)        (17,361)        (16,453)
Stock purchases under Stock Repurchase Program                                    -         (55,430)         (5,006)
Stock transactions under incentive plans                                     17,495           4,142          10,508
Incremental tax benefits from stock options exercised                             -               -             326
                                                                       ------------    ------------   -------------
Net cash provided by / (used in) financing activities                       189,434         (32,287)        (18,510)
                                                                       ------------    ------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      94,925         157,315         (65,634)

Cash and cash equivalents, beginning of year                                154,466         249,391         406,706
                                                                       ------------    ------------   -------------
Cash and cash equivalents, end of year                                 $    249,391    $    406,706   $     341,072
                                                                       ============    ============   =============

Supplemental cash flow information:
   Interest paid                                                       $     27,659    $     30,957   $      34,085
                                                                       ============    ============   =============
   Income taxes (refunded) paid, net                                   $       (628)   $    (16,399)  $         942
                                                                       ============    ============   =============

See accompanying notes to Consolidated Financial Statements.

                                                 KELLWOOD COMPANY AND SUBSIDIARIES
                                                 ---------------------------------
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          -----------------------------------------------
                                           (Dollars in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated       Total
                                             Common                                                      Other          Stock-
                                             Shares         Common        Treasury      Retained     Comprehensive      holders'
                                           Outstanding       Stock          Stock       Earnings     Income (Loss)      Equity
                                           -----------    -----------   -----------    ----------    -------------      -------
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2004                   26,850,183    $   247,684   $  (103,010)   $  506,635    $     (11,621)   $   639,688
Net earnings                                                                               66,336                          66,336
Unrecognized gain on derivatives                                                                                31             31
Foreign currency translation adjustment                                                                       (338)          (338)
Minimum pension liability adjustment, net
  of income tax expense of $312                                                                                532            532
                                                                                                                      -----------
Total comprehensive income                                                                                                 66,561
Cash dividends declared, $0.64 per share                                                  (17,584)                        (17,584)
Shares issued under stock plans                921,104         22,580         5,815                                        28,395
Treasury stock acquired in conjunction
  with incentive plans                         (86,282)                      (3,536)                                       (3,536)
                                          ------------    -----------   -----------    ----------    -------------    -----------

BALANCE, JANUARY 29, 2005                   27,685,005        270,264      (100,731)      555,387          (11,396)       713,524
Net loss                                                                                  (38,413)                        (38,413)
Unrecognized gain on derivatives                                                                               259            259
Foreign currency translation adjustment                                                                      1,691          1,691
Minimum pension liability adjustment, net
  of income tax expense of $477                                                                                812            812
                                                                                                                      -----------
Total comprehensive loss                                                                                                  (35,651)
Cash dividends declared, $0.64 per share                                                  (17,361)                        (17,361)
Shares purchased under
  Stock Repurchase Program                  (2,218,200)                     (55,430)                                      (55,430)

Shares issued under stock plans                206,473          1,475         3,074                                         4,549
Treasury stock acquired in conjunction
  with incentive plans                         (22,055)                        (598)                                         (598)

Deferred stock unit costs                                         334                                                         334
                                          ------------    -----------   -----------    ----------    -------------    -----------
BALANCE, JANUARY 28, 2006                   25,651,223        272,073      (153,685)      499,613           (8,634)       609,367
Net earnings                                                                               31,402                          31,402
Unrecognized loss on derivatives                                                                               (66)           (66)
Foreign currency translation adjustment                                                                     (1,638)        (1,638)
Minimum pension liability adjustment, net
  of income tax expense of $97                                                                                 165            165
                                                                                                                      -----------
Total comprehensive income                                                                                                 29,863
Adjustment to initially apply FASB
  Statement No. 158, net of tax                                                                              1,914          1,914
Cash dividends declared, $0.64 per share                                                  (16,456)         (16,456)
Shares purchased under
  Stock Repurchase Program                    (173,600)                      (5,006)                                       (5,006)
Shares issued under stock plans                452,938          7,750         8,224                                        15,974
Treasury stock acquired in conjunction
  with incentive plans                         (28,965)                        (943)                                         (943)

Deferred stock unit costs                                         413                                                         413
                                          ------------    -----------   -----------    ----------    -------------    -----------
BALANCE, FEBRUARY 3, 2007                   25,901,596    $   280,236   $  (151,410)   $  514,559  $        (8,259)   $   635,126
                                          ============    ===========   ===========    ==========    =============    ===========

Accumulated other comprehensive income (loss) at February 3, 2007 includes:
Unrecognized gain on derivatives                                        $        33
Foreign currency translation adjustment                                     (10,206)
Adjustment to initially apply FASB Statement No. 158, net of tax              1,914
                                                                        -----------
Total accumulated other comprehensive loss                              $    (8,259)
                                                                        ===========

See accompanying notes to Consolidated Financial Statements.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) DESCRIPTION OF BUSINESS: We are marketers of women's and men's sportswear, infant apparel and recreational camping products. We market branded as well as private label products and market to all channels of distribution with product specific to the particular channel. We market products under many brands, some of which we own, and others that we use are under licensing agreements. Approximately 77% of our products are sourced from contract manufacturers, primarily in the Eastern Hemisphere. Products are manufactured to meet our product specifications and labor standards. In addition, we manufacture certain products in our own plants located primarily in the Eastern Hemisphere.

(B) BASIS OF PRESENTATION: The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Substantially all foreign subsidiaries are consolidated based upon a fiscal year ending December 31 due to the timing of receipt of financial information. All significant intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. As used in this Report, unless the context requires otherwise, "our," "us" and "we" refer to Kellwood Company and its subsidiaries.

(C) FISCAL YEAR: Our fiscal year ends on the Saturday nearest January 31. References to our fiscal years represent the following:

   FISCAL YEAR                      REPRESENTS THE 52 WEEKS ENDED
   -----------                      -----------------------------
   2004                             January 29, 2005
   2005                             January 28, 2006

   FISCAL YEAR                      REPRESENTS THE 53 WEEKS ENDED
   -----------                      -----------------------------
   2006                             February 3, 2007

(D) USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

(E) CASH AND CASH EQUIVALENTS: All highly liquid short-term time deposits with original maturities of three months or less maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents was not significant for 2004, 2005 or 2006.

(F) ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK: We maintain an allowance for accounts receivable estimated to be uncollectible. The activity in this allowance is summarized as follows:

                                                         2004           2005           2006
                                                     -----------    -----------     -----------
Balance, beginning of year                           $     4,005    $     4,813     $     3,144
Provision/(Reversals) for bad debt expense                 1,465           (611)            872
Bad debts written off                                       (657)        (1,058)         (1,123)
                                                     -----------    -----------     -----------
Balance, end of year                                 $     4,813    $     3,144     $     2,893
                                                     ===========    ===========     ===========

The provision for bad debts is included in selling, general and administrative expense. Substantially all of our trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. We perform ongoing credit evaluations of our customers' financial condition and require collateral as deemed necessary. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

There was no customer that accounted for more than ten percent of our consolidated net sales in 2004 or 2005. Customers that accounted for more than ten percent of our consolidated net sales during 2006 and the related sales amounts are as follows:

                                    Percent of Sales           Net Sales
                                    ----------------          ------------
Wal-Mart                                   12%                $    222,893
Kohl's                                     11%                $    201,493

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

Sales to Wal-Mart occurred in our Women's Sportswear, Men's Sportswear and Other Soft Goods segments. Sales to Kohl's occurred in our Women's Sportswear and Men's Sportswear segments.

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

                                                  2005           2006
                                               -----------    -----------
         Finished goods                        $   168,343    $   184,396
         Work in process                            29,240         32,163
         Raw materials                              22,056         27,827
                                               -----------    -----------
         Total inventories                     $   219,639    $   244,386
                                               ===========    ===========
         Net of obsolescence reserves of:      $    20,307    $    26,500
                                               ===========    ===========

(H) PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed generally on the straight-line method over estimated useful lives of 15 years for buildings and of 3 to 10 years for machinery and equipment. Leasehold improvements are amortized principally on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term, excluding renewal terms. Capitalized software is amortized on the straight-line basis over the estimated economic useful life of the software, generally 3 to 7 years. Depreciation expense was $25,764, $26,049 and $24,331 for 2004, 2005 and 2006, respectively. This includes computer software amortization of $8,095, $8,406 and $7,868 for 2004, 2005 and 2006, respectively.

(I) IMPAIRMENT OF LONG-LIVED ASSETS: We review long-lived assets and other intangibles with a finite life if facts and circumstances exist which indicate that the asset useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are recognized in operating results when discounted expected future cash flows are less than the carrying value of the asset. See Note 2 and Note 5 for discussion of impairment of long-lived assets related to the 2005 Restructuring Plan.

(J) GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a division to the book value, including goodwill. If the fair value of a division exceeds its book value, goodwill of the division is not considered impaired and the second step of the impairment test is not required. If the book value of a division exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the division's goodwill with the book value of that goodwill. If the book value of the division's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. This evaluation utilizes discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of our divisions. During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) (see Note 2). As a result of this triggering event, interim impairment testing was deemed necessary and impairment charges were recorded. See Note 5 for more information on SFAS No. 142 and accounting for goodwill as well as the details surrounding the impairment charges. At the end of 2005 and 2006, no additional impairment was indicated.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

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

(K) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: We periodically enter into forward currency exchange contracts to hedge our exposure to foreign currency fluctuations for purchases of certain inventories and sales of certain products. Company policy allows for the use of derivatives only for identifiable exposures, and therefore, we do not enter into derivative instruments for speculative purposes where the objective is to generate profits. We use derivatives that have an initial term of less than one year. Management expects these derivatives to be highly effective in hedging the intended foreign currency fluctuation risks. As of January 28, 2006 and February 3, 2007, our derivatives have been designated as hedges of variable cash flows of forecasted transactions. As such, the fair values of the derivatives have been recorded in the Consolidated Balance Sheets, with the offset recorded in other comprehensive income. The fair value of these derivatives on January 28, 2006 and February 3, 2007 was not material. The gain or loss related to these derivatives will be reclassified to earnings as the forecasted transactions take place between February 2007 and December 2007.

(L) FAIR VALUE DISCLOSURE FOR FINANCIAL INSTRUMENTS: Our financial instruments consist of cash equivalents, accounts receivable, notes receivable, notes payable and long-term debt. For cash equivalents, accounts receivable, notes receivable and notes payable, the carrying amounts approximate fair value. Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of $500,732 that compares to its book value of $506,183 at February 3, 2007.

(M) FOREIGN CURRENCY TRANSLATION: The financial statements of foreign subsidiaries are translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Where the functional currency of a foreign subsidiary is its local currency, income statement items are translated at the average exchange rate for the period and balance sheet accounts are translated using period-end exchange rates. Gains and losses resulting from translation are reported as a separate component of other comprehensive income within stockholders' equity.

Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates as appropriate. These adjustments, together with gains and losses on foreign currency transactions, are recognized in the income statement as incurred.

(N) REVENUE RECOGNITION: Sales are recognized when goods are shipped in accordance with customer orders. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known to us. Accrued discounts, returns and allowances are included as an offset to accounts receivable in the balance sheet. The activity in the accrued discounts, returns and allowances account is summarized as follows:

                                                         2004           2005           2006
                                                     -----------    -----------     -----------
Balance, beginning of year                           $    61,382    $    54,008     $    48,474
Provision                                                146,634        138,283         139,367
(Charges)/Recoveries                                    (154,008)      (143,817)       (140,047)
                                                     -----------    -----------     -----------

Balance, end of year                                 $    54,008    $    48,474     $    47,794
                                                     ===========    ===========     ===========

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

Amounts billed to customers for shipping and handling costs are not significant. Our stated terms are FOB shipping point. There is no stated obligation to customers after shipment, other than specifically set forth allowances or discounts that are accrued at the time of sale. The rights of inspection or acceptance contained in certain sales agreements are limited to whether the goods received by our customers are in conformance with the order specifications.

(O) LICENSE AGREEMENTS: We have exclusive license agreements to market apparel and other soft goods under trademarks owned by other parties. These agreements contain provisions for minimum guaranteed royalty and advertising payments based on anticipated sales. In any year, if we do not anticipate meeting the minimum sales amounts to satisfy the guaranteed minimum royalty and advertising amounts, the guaranteed minimum royalty and advertising amounts are accrued. In 2004, 2005 and 2006 sales of licensed products were approximately $417,406, $437,222 and $452,407, respectively. See Note 2 and
Note 13 for additional discussion regarding commitments.

(P) ADVERTISING: We provide cooperative advertising allowances to certain of our customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. Advertising expense includes contractually set forth amounts paid to licensors that are specifically identified as advertising payments and advertising we conduct for products we sell. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. Communication expense related to Company-directed advertising is expensed as incurred. Advertising expense was $22,788 in 2004, $27,778 in 2005 and $26,756 in 2006. There were no significant amounts of production expenses associated with company-directed advertising deferred at January 28, 2006 and February 3, 2007.

(Q) INCOME TAXES: Income taxes are based upon income for financial reporting purposes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes.

(R) STOCK-BASED COMPENSATION: We have two stock-based employee compensation plans, which are described more fully in Note 9. On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of our common stock. For stock option awards, no compensation cost was recognized prior to January 28, 2006. If the fair value method had been applied, our net earnings and earnings per share for 2004 and 2005 would have been the pro-forma amounts as follows:

                                                           2004           2005
                                                       -----------     -----------
Net earnings from continuing operations as reported    $    62,221     $    18,756

Stock-based employee compensation expense
   determined under fair value-based method for
   all stock option awards, net of tax effect               (3,710)         (7,404)
                                                       -----------     -----------
Pro-forma net earnings from continuing operations      $    58,511     $    11,352
                                                       ===========     ===========

Earnings per share from continuing operations:

Basic, as reported                                     $      2.26     $      0.70
Basic, pro-forma                                       $      2.13     $      0.42
Diluted, as reported                                   $      2.22     $      0.69
Diluted, pro-forma                                     $      2.09     $      0.42

Further discussion of the methodology and key assumptions used in developing the option fair values, as well as other information regarding the option plans and the adoption of SFAS No. 123(R), is included in Note 9.

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

(T) NEW ACCOUNTING STANDARDS: In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 123(R)-3 (FSP No. 123(R)-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We have adopted FSP No. 123(R)-3 in the first quarter of 2006 and implemented the method contained in the original announcement. See Note 9 for detailed disclosure.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. Based on our evaluation as of February 3, 2007, we do not believe that FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006 while the measurement date provisions are effective for fiscal years ending after December 15, 2008. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We have adopted the recognition provisions of SFAS No. 158 in the fourth quarter of 2006. See
Note 8 for detailed disclosure.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial statements, but do not expect it to have a material impact on our financial statements.

NOTE 2. IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES
During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan) aimed at advancing our corporate objectives of increasing our penetration of consumer lifestyle brands with strong growth and profit potential while reducing exposure to smaller volume brands and certain private label businesses. The 2005 Restructuring Plan resulted from a thorough strategic reassessment of all of our business operations. This reassessment was performed in the second quarter of 2005 and was directed by our Chief Executive Officer who was named to that position during the second quarter. The strategic reassessment focused on our businesses that had experienced profitability issues and considered the alignment of the businesses with our refreshed strategy, which considered, among other things, market place developments affecting the retail landscape and our retail customers.

The results of operations and impairment, restructuring and other non-recurring charges for the businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net gain from discontinued operations and are not significant. See Note 4 for further information on the operating results and financial position of the discontinued businesses.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

The total 2005 Restructuring Plan provision recorded to date (the second quarter of 2005 through the fourth quarter of 2006) related to our reportable segments (before tax) is as follows:

                                       Continuing          Discontinued
                                       Operations           Operations             Total
                                    -----------------   -----------------   ------------------
Women's Sportswear                  $          45,625   $          22,362   $           67,987
Men's Sportswear                                1,022              13,197               14,219
Other Soft Goods                                  702              29,466               30,168
General Corporate                              36,649               5,071               41,720
                                    -----------------   -----------------   ------------------
   Total                            $          83,998   $          70,096   $          154,094
                                    =================   =================   ==================

As of February 3, 2007, we have substantially completed the business dispositions and shutdown activities contemplated by the 2005 Restructuring Plan. We do not anticipate incurring significant expense related to the 2005 Restructuring Plan in future periods.

For the twelve months ended January 28, 2006, the costs related to the 2005 Restructuring Plan were recorded as follows:

                                                                Fiscal Year ended January 28, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $               2,450     $               2,266     $               4,716
Cost of products sold                                       5,575                    11,751                    17,326
Impairment of goodwill and intangibles                     30,909                    18,657                    49,566
Fixed asset impairment                                      1,850                     6,274                     8,124
Restructuring and other
   non-recurring charges                                    9,582                    33,000                    42,582
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              50,366     $              71,948     $             122,314
                                            =====================     =====================     =====================
Total after tax cost                        $              35,508     $              50,508     $              86,016
                                            =====================     =====================     =====================
Diluted loss per share                      $                1.31     $                1.86     $                3.17
                                            =====================     =====================     =====================

For the twelve months ended February 3, 2007, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                                Fiscal Year ended February 3, 2007
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Restructuring and other
   non-recurring charges                                   33,632                       688                    34,320
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $              33,632     $              (1,852)    $              31,780
                                            =====================     =====================     =====================
Total after tax cost                        $              21,423     $              (1,180)    $              20,243
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.83     $               (0.05)    $                0.78
                                            =====================     =====================     =====================

A rollforward of the major components of this restructuring and other non-recurring charge from January 28, 2006 to February 3, 2007 recorded in continuing operations is as follows:

                                      Accrual as of                                                    Accrual as of
                                       January 28,                                                       February 3,
                                          2006         Provision        Reversals       Utilization         2007
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $       2,710  $           -   $           (52)  $       (2,658)  $           -
Contractual Obligations                       3,600         31,977                 -          (12,435)         23,142
Employee Severance and
    Termination Benefits                        520          1,707                 -           (1,561)            666
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       6,830  $      33,684   $           (52)  $      (16,654)  $      23,808
                                      =============  =============   ===============   ==============   =============

                                      46

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

A rollforward of the major components of this restructuring and other non-recurring charge from January 28, 2006 to February 3, 2007 recorded in discontinued operations is as follows:

                                       Accrual as of                                                    Accrual as of
                                        January 28,                                                      February 3,
                                           2006        Provision        Reversals       Utilization         2007
                                      -------------  -------------   ---------------   --------------   -------------
Inventory and Purchase
    Commitment Reserves               $       1,273  $         109   $          (603)  $         (779)  $           -
Sales Allowances                              2,266              -            (2,192)             (74)              -
Contractual Obligations                      10,307            927                 -           (6,538)          4,696
Employee Severance and
    Termination Benefits                      9,783            307              (400)          (5,512)          4,178
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      23,629  $       1,343   $        (3,195)  $      (12,903)  $       8,874
                                      =============  =============   ===============   ==============   =============

Inventory and Purchase Commitment Reserves include provisions to reduce inventory and purchase commitments to net realizable values. Sales allowances included provisions for anticipated increased deductions taken by customers on previous sales for discontinued operations. Contractual Obligations are adverse contractual arrangements under which losses are probable and estimable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred and relates to approximately 1,400 employees.

The provision for contractual obligations for the twelve months ended February 3, 2007 includes $19,333 before tax ($12,315 after tax) for estimated future payments in connection with contractual obligations. These amounts were previously planned to be expensed as they were incurred, in accordance with accounting guidance in place when the 2005 Restructuring Plan was announced. On November 10, 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which was applicable for certain contractual obligations entered into in the first quarter subsequent to its issuance. Contracts under which we were obligated and that are part of the 2005 Restructuring Plan were amended during the current year; thus, the related obligations have been accrued in accordance with the new guidance.

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

NOTE 3.  BUSINESS COMBINATIONS
On February 4, 2003, we completed the acquisition of substantially all of the assets of Briggs New York Corp. (Briggs). Briggs is a leading provider of women's pants and skirts for the moderate market to department stores and national chains. Additional cash purchase consideration has and will be due if Briggs achieves certain annual operating results for each of the four years after the acquisition (2003 through 2006). Additional cash consideration paid is recorded as goodwill. Additional cash purchase consideration paid in 2004, 2005 and 2006 was $8,226, $8,750 and $6,446, respectively. The additional consideration for fiscal year 2006 is estimated at $3,580, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2006 and will be paid in 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

On February 3, 2004, we completed the acquisition of Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat). Phat is a licensor of apparel for men, women and children, athletic shoes and accessories through the Phat Farm(R) and Baby Phat(R) brands. The acquisition of Phat adds important consumer lifestyle brands to our portfolio of brands. The purchase price (including acquisition costs) for Phat was $136,497 in cash, net of cash acquired. Included in this amount was the exercise price for Phat's option to buyout the license from the menswear licensee for $25,000, which we exercised in February 2004. Additional cash purchase consideration has been and will be due if Phat achieves certain specified financial performance targets for 2004 through 2010. Such consideration, if earned, is accounted for as additional goodwill. This additional cash purchase consideration is calculated based on a formula applied to annual royalty revenue through 2010. A minimum level of royalty revenue must be earned in order for this additional consideration to be paid. There is no maximum amount of incremental purchase price. Additional cash consideration paid in 2005 and 2006 was $3,427 and $2,095, respectively. The additional consideration for fiscal year 2006 is estimated at $3,385, which resulted in an increase to goodwill and accrued expenses in the fourth quarter of 2006 and will be paid in 2007.

On October 31, 2006, we completed the acquisition of CRL Group, LLC, owner of the Vince(R) brand and trademark. Vince is a contemporary women's sportswear collection. The acquisition of Vince expands our marketing-focused portfolio with higher profile, upscale brand offerings. The purchase price (including acquisition costs) for Vince was $80,937 in cash, including net working capital of $11,652. Additional cash purchase consideration will be due if Vince achieves certain specified financial performance targets for each of the five full years after the acquisition (2007 through 2011). Such consideration, if earned, would be accounted for as additional goodwill.

On December 5, 2006, we completed the acquisition of HOLLYWOULD, Inc., owner of the HOLLYWOULD(R) brand and trademark. HOLLYWOULD is an upscale women's line that includes apparel, accessories and shoes. The acquisition of HOLLYWOULD augments our strategy to expand our marketing-focused portfolio with higher profile, upscale brands. The purchase price (including acquisition costs) for HOLLYWOULD was $5,022 in cash, net of cash acquired. Additional cash purchase consideration will be due if HOLLYWOULD achieves certain specified financial performance targets for each of the five years after the acquisition (2007 through 2011). Such consideration, if earned, would be accounted for as additional goodwill.

Briggs, Vince and HOLLYWOULD are part of the Women's Sportswear segment. Phat is part of the Men's Sportswear segment. These acquisitions were accounted for under the purchase method of accounting. Accordingly, their results have been included in the Consolidated Financial Statements from the acquisition dates. Unaudited consolidated results of operations on a pro-forma basis, assuming these acquisitions had occurred at the beginning of the year in which they occurred, are not required as the acquisitions were at the beginning of a fiscal year or they were immaterial to our consolidated results of operations.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

For the more significant acquisitions, the following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. For Phat, the table represents the final fair values of the assets acquired and liabilities assumed at the date of acquisition. For Vince, the table represents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of finalizing third-party valuations of certain intangible assets; thus, the allocation of the purchase price for Vince is subject to refinement.

                                        Phat                Vince
                                   --------------       -------------
     Cash                          $        5,437       $           -
     Other current assets                   3,331              12,211
     Property, plant & equipment            2,940                 105
     Intangible assets                     89,340(1)           51,112(2)
     Goodwill                              48,060              18,045
     Other assets                               -                  23
                                   --------------       -------------
     Total assets acquired                149,108              81,496
                                   --------------       -------------

     Current liabilities                    7,174                 559
                                   --------------       -------------

     Net assets acquired           $      141,934       $      80,937
                                   ==============       =============

(1) Identified intangible assets related to the acquisition of Phat are trademarks ($86,290) and customer relationships ($3,050) with useful lives of 20 and 15 years, respectively, based on an independent appraisal. The amount of goodwill expected to be deductible for tax purposes is $48,060, not including additional consideration based on operating results.

(2) Preliminary identified intangible assets related to the acquisition of Vince are trademarks ($16,908) and customer relationships ($34,204) with useful lives of 20 years each based on an independent appraisal. The amount of goodwill expected to be deductible for tax purposes is $18,045, not including increases related to additional consideration based on operating results and further refinement to the purchase price allocation.

NOTE 4. DISCONTINUED OPERATIONS
During the third quarter of 2006, our New Campaign and IZOD women's sportswear operations became discontinued. The discontinuance of New Campaign was the result of our agreement during the third quarter to transfer the business and sell business assets to the licensor. We expect to receive proceeds of approximately $9 million and do not anticipate a significant gain or loss from this sale. We expect to close this transaction in the first quarter of 2007. The discontinuance of our IZOD women's sportswear operation was the result of our agreement during the three months ended October 28, 2006 to terminate the licensing agreement. We expect to close this transaction in the second quarter of 2007 with no significant gain or loss. Prior to being classified as discontinued, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

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

The results of operations and impairment, restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 2) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Consolidated Balance Sheets.

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

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan related to these divisions as described in Note 2, are as follows:

                                                               Fiscal Year
                                            ------------------------------------------------
                                                  2004            2005             2006
                                            ---------------  --------------  ---------------
Net sales                                   $       440,453  $      389,359  $        86,790
                                            ===============  ==============  ===============
Impairment, restructuring and other
    non-recurring charges                   $             -  $       57,931  $           688
                                            ===============  ==============  ===============
Earnings (loss) before income taxes                   6,933         (81,942)           6,392
Income taxes                                          2,818         (24,773)          (3,927)
                                            ---------------  --------------  ---------------
Net earnings (loss)                         $         4,115  $      (57,169) $        10,319
                                            ===============  ==============  ===============
Diluted earnings (loss) per share           $          0.15  $        (2.11) $          0.40
                                            ===============  ==============  ===============

The 2004 income tax rate of 40.6% for discontinued operations differs from our overall 2004 tax rate due to foreign losses for which no benefit will be obtained. The 2005 income tax benefit rate of 30.2% for discontinued operations differs from our overall tax rate due to the non-deductibility of certain costs (goodwill impairment) recorded under the 2005 Restructuring Plan. The 2006 income taxes for discontinued operations includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                                  2005             2006
                                                             --------------  ---------------
Cash and cash equivalents                                    $          253  $             5
Receivables, net                                                     42,806           12,898
Inventories                                                          13,481           12,248
Current deferred taxes and prepaid expenses                          33,671            3,485
                                                             --------------  ---------------
Current assets of discontinued operations                    $       90,211  $        28,636
                                                             ==============  ===============

Property, plant and equipment, net                           $        1,648  $         1,190
Goodwill                                                              2,995            2,995
Other assets                                                          1,155              251
                                                             --------------  ---------------
Long-term assets of discontinued operations                  $        5,798  $         4,436
                                                             ==============  ===============

Accounts payable                                             $       17,924  $         9,363
Accrued liabilities                                                  25,660           12,911
                                                             --------------  ---------------
Current liabilities of discontinued operations               $       43,584  $        22,274
                                                             ==============  ===============

Deferred income taxes and other                              $            -  $           347
                                                             --------------  ---------------
Long-term liabilities of discontinued operations             $            -  $           347
                                                             ==============  ===============

The accrued liabilities reflect the discontinued operations classification of New Campaign and IZOD and also include charges taken in connection with the 2005 Restructuring Plan that have not yet been paid and primarily related to contractual obligations and employee severance and termination benefits. As noted above, the transactions related to the New Campaign and IZOD women's sportswear operations are expected to close in the first quarter and second quarter of 2007, respectively.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS
Goodwill balances and changes therein since the beginning of fiscal year 2005 by segment are as follows:

                                                        Women's           Men's            Other
                                                      Sportswear       Sportswear       Soft Goods         Total
                                                     ------------     ------------     ------------    -------------
Balance as of January 29, 2005                       $    134,120     $     51,390     $     26,243    $     211,753
Impairment charges                                        (20,045)               -                -          (20,045)
Adjustment to contingent purchase price
    for 2004                                                  541               97                -              638
Contingent purchase price for 2005                          6,487            2,004                -            8,491
                                                     ------------     ------------     ------------    -------------
Balance as of January 28, 2006                            121,103           53,491           26,243          200,837
Adjustment to contingent purchase price
    for 2005                                                  (41)              91                -               50
Contingent purchase price for 2006                          3,580            3,385                -            6,965
Acquisitions                                               20,316                -                -           20,316
                                                     ------------     ------------     ------------    -------------
Balance as of February 3, 2007                       $    144,958     $     56,967     $     26,243    $     228,168
                                                     ============     ============     ============    =============

Identifiable intangible assets that are being amortized are as follows:

                                         Life (1)        Gross          Accumulated           Net
                                         (Years)         Amount         Amortization       Book Value
                                         --------    ------------     ---------------    ---------------
AS OF JANUARY 28, 2006:
Customer base                              20        $     46,708     $         7,934    $        38,774
Trademarks                                 20             130,356              17,844            112,512
License agreements                         19              13,931               5,190              8,741
Other                                      10                 662                 662                  -
                                                     ------------     ---------------    ---------------
Total intangibles                          19        $    191,657     $        31,630    $       160,027
                                                     ============     ===============    ===============

AS OF FEBRUARY 3, 2007:
Customer base                              20        $     82,162     $        10,817    $        71,345
Trademarks                                 20             148,513              24,723            123,790
License agreements                         19              12,220               4,651              7,569
Other                                      10                 660                 660                  -
                                                     ------------     ---------------    ---------------
Total intangibles                          20        $    243,555     $        40,851    $       202,704
                                                     ============     ===============    ===============

(1) Weighted Average - original lives

Amortization of identifiable intangible assets for continuing operations was $11,205 for 2004, $10,685 for 2005 and $10,935 for 2006. Amortization expense for the years 2007 to 2010 is expected to be approximately $13,000 per year.

In connection with the restructuring activities described in Note 2 and pursuant to our policies for assessing impairment of goodwill and long-lived assets, $29,279 and $20,287 of goodwill and intangible assets, respectively, including trademarks and customer lists, were written off during 2005. These write-offs occurred in the second quarter of 2005. Of these amounts, $9,234 and $9,423 of goodwill and intangible assets, respectively, relate to divisions that are included in discontinued operations. The remaining impairment charges of $10,864 for intangible assets and $20,045 for goodwill are included in continuing operations and are discussed in the following paragraph.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Our annual impairment testing is performed in the fourth quarter. In 2005, the Restructuring Plan was a triggering event that required impairment testing of certain divisions' goodwill and intangible asset balances. The impairment resulting from this test was due to the operating results for the first half of 2005 and expectations regarding future results of our dress business being well below the expectations reflected in the test performed in the fourth quarter of 2004. This business has experienced several years of significant sales decreases resulting from weakness in the retail market for dresses. Expectations reflected in prior period impairment tests were that these market decreases were ending. The reassessment of our businesses performed as part of the 2005 Restructuring Plan during the second quarter of 2005 resulted in the conclusion that the negative trends were likely to continue into the future. The first step of the impairment testing showed that the book value of the dress business in the Women's Sportswear segment, which is not being exited, exceeded its fair value. The second step of the impairment testing showed that the identifiable intangible assets of this business (customer relationships and trademarks) had no fair value, and that the book value of the division's goodwill exceeded the implied fair value of that goodwill. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results. As a result, impairment charges of $20,045 and $10,864 for goodwill and intangible assets, including trademarks and customer lists, respectively, of this division were recorded during the second quarter of 2005. At the end of 2005 and 2006, no additional impairment was indicated.

It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT
Notes Payable:
On October 20, 2004, we executed a $400,000 five-year unsecured, syndicated credit facility (the U.S. Revolving Credit Facility). The U.S. Revolving Credit Facility could have been used for borrowings and/or letters of credit. Borrowings under the U.S. Revolving Credit Facility bore interest at LIBOR plus a spread ranging from 0.60% to 1.25% with such spread depending on our consolidated leverage ratio. The U.S. Revolving Credit Facility contained certain customary covenants, which, among other things, restricted our ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the U.S. Revolving Credit Facility included requirements that we satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant.

On September 1, 2005, the U.S. Revolving Credit Facility was amended to accommodate the impact of the 2005 Restructuring Plan and lower earnings from certain brands of women's sportswear included in our ongoing operations. The amendments to the U.S. Revolving Credit Facility changed the interest rate spread to LIBOR plus 0.60% to 1.45%, depending on our consolidated leverage ratio. In addition, provisions were added to include a borrowing base calculation, and the financial covenants were updated. The updated financial covenants included the exclusion of the charges related to the 2005 Restructuring Plan, a lowered pretax interest coverage threshold and modification of the consolidated leverage ratio.

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is discussed in the long-term debt section of this footnote. The revolving portion of the Asian Credit Facility (the Asian Revolving Credit Facility) is $25,000 and can be used for borrowings and/or letters of credit. Borrowings under the Asian Credit Facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.35% with such spread depending on our Asian operations' leverage ratio. The Asian Credit Facility contains certain customary covenants, which among other things, restrict our Asian operations' ability to incur indebtedness, grant liens, make investments and acquisitions and sell assets. The financial covenants of the Asian Credit Facility include requirements that our Asian operations satisfy an interest coverage ratio, a leverage ratio and a net worth maintenance covenant. We were in compliance with the covenants of the Asian Credit Facility at the end of 2006. At February 3, 2007, there was $14,000 of borrowings outstanding under the Asian Revolving Credit Facility.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

On April 12, 2006, we executed a $400,000 five-year secured, syndicated credit facility (the Senior Credit Facility) and terminated our prior U.S. Revolving Credit Facility. We and our subsidiaries (the Borrowers) are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by the Borrowers' domestic current assets, principally consisting of accounts receivable and inventory. This does not include the stock of any subsidiaries. Borrowings under the Senior Credit Facility are limited to the lesser of the commitment amount or the borrowing base as defined in the credit agreement. The Senior Credit Facility can be used to refinance existing indebtedness, for letters of credit, for working capital needs and for other general corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus a spread of 1.00% to 2.00%, with such spread depending upon excess liquidity, as defined in the credit agreement. The Senior Credit Facility contains certain customary covenants, including:
(a) when availability under the Senior Credit Facility becomes less than $40,000, a minimum fixed charge coverage ratio is required; and (b) so long as availability remains above $60,000, Borrowers would generally not be restricted in terms of distributions and dividends, investments, issuance of new indebtedness, granting of liens (except to assets securing the Senior Credit Facility), acquisitions and capital expenditures. At February 3, 2007, there were no borrowings outstanding under the Senior Credit Facility, and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $23,646 at February 3, 2007.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $38,804 at February 3, 2007. There were no borrowings outstanding under these lines at February 3, 2007. We have $6,291 in outstanding letters of credit used by our foreign operations under these lines at February 3, 2007.

The weighted average interest rate on the notes payable was 5.81% and 6.45% as of January 28, 2006 and February 3, 2007, respectively.

Long-term Debt:
Long-term debt is comprised of the following at January 28, 2006 and February 3, 2007:

                                                               January 28, 2006      February 3, 2007
                                                               ----------------      ----------------
3.50% 2004 Convertible Debentures due June 15, 2034            $        200,000      $        200,000
7.625% 1997 Debentures due October 15, 2017                             129,592               129,665
7.875% 1999 Debentures due July 15, 2009                                140,214               140,296
Asian Term Credit Facility                                               25,000                22,222
Other                                                                         6                     -
                                                               ----------------      ----------------
                                                                        494,812               492,183
Less current maturities                                                  (2,784)               (5,556)
                                                               ----------------      ----------------
                                                               $        492,028      $        486,627
                                                               ================      ================

On December 21, 2005, our Asian operations executed a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support its working capital needs (the Asian Credit Facility). The term portion of the Asian Credit Facility (the Asian Term Credit Facility) is $25,000 and requires semiannual payments of principal that began in November 2006. See the notes payable section of this footnote for a discussion of the revolving portion and additional information related to the Asian Credit Facility. At February 3, 2007, there was $22,222 of borrowings outstanding under the Asian Term Credit Facility, of which $5,556 is current.

During the second quarter of 2004, we privately placed $200,000 of 3.50% Convertible Senior Debentures due 2034. The debentures are convertible into shares of Kellwood's common stock at an initial conversion rate of 18.7434 shares per one thousand dollars original principal amount of debentures (which is equivalent to an initial conversion price of $53.35 per share) if the last reported sale price of the common stock is greater than or equal to $70.05 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The holders may also convert the debentures into shares of Kellwood common stock prior to the stated maturity if we call the debentures for redemption and under certain other circumstances. In July 2004, we irrevocably elected to satisfy in cash (in lieu of issuance of stock) 100% of the accreted principal amount of debentures converted. We may still satisfy the remainder of our conversion obligation to the extent it exceeds the accreted principal amount in cash or common stock or any combination thereof.

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

The debentures will mature on June 15, 2034, unless we convert, redeem or repurchase them at an earlier date. We may redeem some or all of the debentures for cash, at any time and from time to time, on or after June 20, 2011 at a redemption price equal to 100% of the accreted principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders have the right to require us to repurchase some or all of the debentures for cash at a repurchase price equal to 100% of the accreted principal amount of the debentures to be repurchased, plus accrued and unpaid interest on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or if we
undergo a fundamental change as defined in the debentures agreement.

During 1997, $150,000 of 7.625% Debentures were issued under a shelf registration. Principal on the notes is due October 15, 2017. Interest is payable semi-annually on each April 15 and October 15. During 1999, $150,000 of 7.875% Debentures were issued under a shelf registration. Principal on the notes is due July 15, 2009. Interest is payable semi-annually on each January 15 and July 15. In prior fiscal years, we have purchased portions of these securities on the open market.

Aggregate maturities on long-term debt for the next five years are as follows:
2007 - $5,556; 2008 - $5,555; 2009 - $145,851; 2010 - $5,556; 2011 - $0; 2012
& thereafter - $329,665.

We own 50% of a Singaporean shirt manufacturing joint venture that has a $5,043 credit facility. We have guaranteed one half of the borrowings under this facility not otherwise paid when due by the joint venture. At the end of fiscal year 2006, $3,317 was outstanding under this facility.

NOTE 7.  LEASES
We lease substantially all of our office space, certain distribution facilities, retail outlet stores and certain machinery and equipment under operating leases having remaining terms ranging up to 10 years, excluding renewal terms. Rent under leases with scheduled rent changes or lease concessions is recorded on a straight-line basis over the lease term. Rent expense under all operating leases for 2006 totaled $30,135 ($29,783 for 2004 and $30,087 for 2005).

The future minimum lease payments under operating leases at February 3, 2007 were as follows:

                                                   Operating
                                                 -------------
2007                                             $      25,413
2008                                                    19,072
2009                                                    12,741
2010                                                     6,997
2011                                                     3,594
Thereafter                                               4,795
                                                 -------------
Total minimum lease payments                     $      72,612
                                                 =============

Minimum operating lease payments were not reduced for future minimum sublease rentals of approximately $311.

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

NOTE 8.  RETIREMENT BENEFITS
Various contributory and/or noncontributory retirement plans cover substantially all domestic and certain foreign employees. Total retirement benefits expense includes the following:

                                                  2004            2005            2006
                                              ------------    -----------     -----------

Defined contribution plans                    $      6,105    $     6,085     $     6,552
Single-employer defined benefit plans                1,815          1,309             997
Multi-employer defined benefit plan                    333            299              19
                                              ------------    -----------     -----------

Total retirement benefits expense             $      8,253    $     7,693     $     7,568
                                              ============    ===========     ===========

Defined Contribution Plans:
We sponsor or contribute to various defined contribution retirement benefit and savings plans covering substantially all employees.

Single-Employer Defined Benefit Plans:
Our Smart Shirts subsidiary maintains a defined benefit plan for certain of its employees. This plan was closed to new hires after December 1, 2000. Our Gerber Childrenswear (Gerber) subsidiary maintains a defined benefit plan for certain of its employees. This plan was frozen effective December 2002. We use a December 31 measurement date for these plans.

Summarized information on our single-employer defined benefit plans (Gerber and Smart Shirts) is as follows:

                                                                   2004            2005            2006
                                                                -----------     -----------    ------------
Components of Net Periodic Pension Cost and other
amounts recognized in Other Comprehensive Income:
   Service cost                                                 $       903     $       494    $        480
   Interest cost                                                      2,742           2,176           2,127
   Expected return on plan assets                                    (2,173)         (1,996)         (2,102)
   Amortization of prior service costs and actuarial losses             343             239             104
   Settlement loss / (gain)                                               -             396              (5)
                                                                -----------     -----------    ------------
    Net periodic pension cost                                   $     1,815     $     1,309    $        604
                                                                ===========     ===========    ============

The weighted average key actuarial assumptions used to determine:

   Benefit obligations:
     Discount rate                                                    5.8%            5.4%            5.6%
     Expected long-term rate of return on plan assets                 6.8%            6.8%            7.0%
   Net periodic benefit cost:
     Discount rate                                                    6.0%            5.8%            5.4%
     Expected long-term rate of return on plan assets                 6.6%            6.8%            6.8%
     Rate of compensation increases                                   3.0%            3.0%            3.0%

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

                                                                   2005            2006
                                                                -----------     -----------
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year                 $    41,123     $    40,105
Service cost                                                            753             708
Interest cost                                                         2,176           2,127
Actuarial (gain)/loss                                                  (368)           (113)
Settlement loss                                                         396            (192)
Benefits paid                                                        (3,975)         (3,018)
                                                                -----------     -----------
Projected benefit obligation, end of year                       $    40,105     $    39,617
                                                                ===========     ===========

Change in Plan Assets:
Fair value of plan assets, beginning of year                    $    32,154     $    33,066
Actual return on plan assets                                          2,607           4,294
Employer contributions                                                2,053           1,428
Employee contributions                                                  227             212
Benefits paid                                                        (3,975)         (3,203)
                                                                -----------     -----------
Fair value of plan assets, end of year                          $    33,066     $    35,797
                                                                ===========     ===========
                                                                   2005            2006
                                                                -----------     -----------
Reconciliation of funded status to prepaid pension cost:
Funded Status - Plan assets in excess of
     projected benefit obligation                               $    (7,039)    $    (3,820)
Unamortized prior service costs                                          23               *
Unrecognized actuarial (gain)/loss                                   (1,156)              *
                                                                -----------     -----------
Accrued pension costs                                           $    (8,172)    $    (3,820)
                                                                ===========     ===========

Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                                   2005            2006
                                                                -----------     -----------
Accrued pension cost                                            $    (8,337)    $         *
Accumulated other comprehensive income                                  165               *
Noncurrent liability                                                      *          (3,820)
                                                                -----------     -----------
Net amount recognized                                           $    (8,172)    $    (3,820)
                                                                ===========     ===========

Amounts recognized in Accumulated Other Comprehensive Income consist of the following:

                                                                   2005            2006
                                                                -----------     -----------
Unamortized prior service costs                                 $         *     $        13
Net actuarial gain                                                        *          (3,540)
                                                                -----------     -----------
Net amount recognized                                           $         *     $    (3,527)
                                                                ===========     ===========

* Not applicable due to adoption of SFAS No. 158.

We adopted SFAS No. 158 as of February 3, 2007. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at February 3, 2007, is as follows:

                                                        Before application                         After application
                                                          of SFAS No. 158        Adjustments        of SFAS No. 158
                                                        ------------------     ---------------     -----------------
Deferred tax asset                                      $                -     $         1,613     $           1,613
Accrued pension liability                                            7,347              (3,527)                3,820
Accumulated other comprehensive loss, net of tax                         -               1,914                 1,914

                                      56

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

The decrease in the minimum liability included in other comprehensive income in 2006 was $262 (a decrease of $1,289 for 2005). The accumulated benefit obligation for all defined benefit pension plans was $38,336 and $39,617 at January 28, 2006 and February 3, 2007, respectively. Information for the defined benefit pension plans with accumulated benefit obligation in excess of plan assets is as follows:

                                                2005           2006
                                            ------------   ------------
Projected benefit obligation                $     40,105   $     39,617
Accumulated benefit obligation                    38,336         39,617
Fair value of plan assets                         33,066         35,797

The weighted average asset allocations for each of our pension plans by asset category are as follows:

                                                 Gerber Plan Assets         Smart Shirts Plan Assets
                                            ---------------------------    --------------------------
Asset Category                                  2005           2006            2005           2006
--------------                              ------------   ------------    ------------   -----------
Equity securities                                    70%            69%             47%           55%
Debt securities                                      29%            29%             53%           44%
Other                                                 1%             2%              0%            1%
                                            ------------   ------------    ------------   -----------
                                                    100%           100%            100%          100%
                                            ============   ============    ============   ===========

Gerber's retirement assets are invested in a series of broadly diversified asset class specific portfolios. Assets are allocated to these funds in accordance with the strategic target allocation as follows: equity securities of 67%, debt securities of 30% and cash of 3%. Smart Shirts' investment policies are to maintain solvency for the future, establish an overall average company contribution rate and ensure the ability to pay short-term distributions. The target allocations for the Smart Shirts' plan assets are 50% debt securities and 50% equity securities.

We expect to contribute approximately $1,700 to our pension plans during 2007.

We expect that the plans will make payments ranging from $2,300 to $3,400 annually for the next five years and payments totaling $18,700 for the years 2012 through 2016.

Multi-Employer Defined Benefit Plan:
Certain of our subsidiaries make contributions to a multi-employer defined benefit plan on behalf of their participating employees. The plan administrator estimates that if we were to withdraw from the plan, its potential liability for unfunded plan benefits would be approximately $2,400 as of December 31, 2006, the date of the most recent actuarial valuation report.

NOTE 9.  STOCK PLANS
On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

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

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Total stock option expense recorded in fiscal year 2006 and in the pro-forma table in Note 1 for 2004 and 2005 has been reduced by an estimated forfeiture rate of 5.0%. This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

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

A summary of stock options outstanding as of January 28, 2006 and the plans' activity during the twelve months ended February 3, 2007 is presented below:

                                                                                Weighted Average
                                                                                    Remaining            Aggregate
                                                         Weighted Average          Contractual           Intrinsic
(Shares in thousands)                    Shares           Exercise Price          Term (Years)             Value
                                    ----------------    ------------------     ------------------      -------------
Outstanding at January 28, 2006                2,748    $            28.84
Granted                                            -                     -
Exercised                                       (461)                23.61
Forfeited or expired                            (135)                34.72
                                    ----------------    ------------------     ------------------      -------------
Outstanding at February 3, 2007                2,152    $            29.60                    5.6      $      10,809
                                    ----------------    ------------------     ------------------      -------------


Exercisable at February 3, 2007                1,586    $            30.38                    5.1      $       7,924
                                    ----------------    ------------------     ------------------      -------------

The total intrinsic value of options exercised during 2004, 2005 and 2006 was $13,024, $1,483 and $3,209, respectively. The amount of cash received from the exercise of stock options for the twelve months ended February 3, 2007 was $10,264.

A summary of the activity for nonvested stock option awards as of February 3, 2007 and changes during 2006 is presented below:

                                                         Weighted Average
                                                            Grant Date
(Shares in thousands)                    Awards        Fair Value per Award
                                    ----------------  ---------------------
Nonvested at January 28, 2006                  1,043  $                8.53
Granted                                            -                      -
Vested                                          (742)                  8.44
Cancelled                                        (38)                  8.65
                                    ----------------  ---------------------

Nonvested at February 3, 2007                    263  $                8.78
                                    ----------------  ---------------------

For the twelve months ended February 3, 2007, we recorded $4,344 of stock option expense and a related deferred tax asset of $1,605. As of February 3, 2007, there was $1,371 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans, which will all be expensed in fiscal year 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 10.  CAPITAL STOCK
The reported outstanding shares of common stock have been reduced by treasury stock totaling 8,184,894 shares at February 3, 2007 (8,435,267 shares at January 28, 2006).

Authorized capital includes 500,000 shares of preferred stock, none of which have been issued.

We have adopted a Rights Agreement. Each outstanding common share has associated with it one right to purchase a specified amount of Series A Junior Preferred Stock at a stipulated price in certain circumstances related to changes in the ownership of our common shares. There are 160,000 shares of Preferred Stock reserved for the exercise of the rights. None of the rights were exercisable as of February 3, 2007.

In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Consolidated Balance Sheets.

NOTE 11.  INCOME TAXES
The provision (benefit) for income taxes for continuing operations consists of the following:

                                                           2004           2005           2006
                                                       -----------     -----------    -----------
Current:
   Domestic:
       Federal                                         $    10,830     $    (5,114)   $     1,481
       State                                                   541           1,102          1,092
   Foreign                                                   4,970           5,514          1,754
                                                       -----------     -----------    -----------
Total current provision for income taxes                    16,341           1,502          4,327
Deferred (primarily federal)                                15,145           2,353          3,667
Effect of repatriation of foreign earnings                       -         (13,000)             -
                                                       -----------     -----------    -----------
Total (benefit) provision for income taxes             $    31,486     $    (9,145)   $     7,994
                                                       ===========     ===========    ===========

The sources of income (loss) before income taxes are:
   United States                                       $    66,664     $   (18,788)   $    10,010
   Foreign                                                  27,043          28,399         19,067
                                                       -----------     -----------    -----------
Kellwood total                                         $    93,707     $     9,611    $    29,077
                                                       ===========     ===========    ===========

Current income taxes are the amounts payable under the respective tax laws and regulations on each year's earnings and on foreign earnings remitted during the year. A reconciliation of the federal statutory income tax rate to the effective tax rate (including impairment, restructuring and other non-recurring charges and repatriation) is as follows:

                                                  2004                        2005                        2006
                                      --------------------------  --------------------------  --------------------------
                                         Dollars     Percentage      Dollars     Percentage      Dollars     Percentage
                                      ------------  ------------  ------------  ------------  ------------  ------------
Statutory rate                        $     32,797        35.0%   $      3,364        35.0%   $     10,177        35.0%
State taxes, net of federal benefit          1,183         1.3%            831         8.6%          1,729         5.9%
Foreign tax rate differential               (1,403)       (1.5%)        (4,430)      (46.1%)        (4,928)      (16.9%)
Non-deductible impairment                        -         0.0%          2,866        29.8%              -         0.0%
Other                                       (1,091)       (1.2%)         1,224        12.8%          1,016         3.5%
                                      ------------  -----------   ------------  -----------   ------------  -----------
   Prior to repatriation benefit            31,486        33.6%          3,855        40.1%          7,994        27.5%
Repatriation benefit                             -         0.0%        (13,000)     (135.3%)             -         0.0%
                                      ------------  ------------  ------------  -----------   ------------  -----------
   Total                              $     31,486        33.6%   $     (9,145)      (95.2%)  $      7,994        27.5%
                                      ============  ============  ============  ===========   ============  ===========

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a special one-time deduction of 85% of foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. During 2005, we adopted a formal domestic reinvestment plan that resulted in the repatriation of $160,000 of foreign earnings. This repatriation resulted in a one-time tax benefit of $13,000 recorded during the second quarter of 2005 due to the reversal of $23,500 of previously provided taxes on foreign earnings, which will not be incurred under the new regulations, offset by $10,500 of taxes provided on earnings to be repatriated.

Deferred income tax assets and liabilities consisted of the following:

                                                              2005                    2006
                                                       ------------------     -------------------
Deferred tax assets
   Employee related costs                              $           18,003     $            13,845
   Allowance for asset valuations                                  17,023                  13,609
   Net operating losses                                                 -                  21,450
   Other                                                           10,056                  17,262
                                                       ------------------     -------------------
Net deferred income tax assets                         $           45,082     $            66,166
                                                       ------------------     -------------------

Deferred tax liabilities
   Depreciation and amortization                       $          (15,373)    $           (16,544)
   Other                                                           (5,067)                 (8,449)
                                                       ------------------     -------------------
Net deferred income tax liabilities                    $          (20,440)    $           (24,993)
                                                       ------------------     -------------------

Net deferred income tax assets / (liabilities)         $           24,642     $            41,173
                                                       ==================     ===================

Included in:
   Current deferred taxes and prepaid expenses         $           26,400     $            33,363
   Other assets                                                         -                   7,810
   Deferred income taxes and other                                 (1,758)                      -
                                                       ------------------     -------------------
Net deferred income tax assets / (liabilities)         $           24,642     $            41,173
                                                       ==================     ===================

Substantially all available net operating loss carryforwards as of February 3, 2007 will expire in 2026. We expect to utilize these net operating loss carryforwards in 2007 and 2008. As of January 28, 2006 and February 3, 2007, the other deferred tax asset shown above consists substantially of deferred tax assets for accrued expenses not deductible until paid and the other deferred tax liability shown above is primarily related to accrued interest.

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are currently expected to be permanently reinvested abroad. Undistributed foreign earnings that we currently consider to be permanently reinvested abroad totaled approximately $14,045 through February 3, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of fiscal year 2007. Based on our evaluation as of February 3, 2007, we do not believe that FIN 48 will have a material impact on our financial statements.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 12.  EARNINGS (LOSS) PER SHARE
Earnings (loss) per share have been calculated as follows:

                                                           2004           2005           2006
                                                       -----------     -----------    -----------
Numerators:
   Net earnings from continuing operations             $    62,221     $    18,756    $    21,083
   Net earnings (loss) from discontinued operations          4,115         (57,169)        10,319
                                                       -----------     -----------    -----------
   Net earnings (loss)                                 $    66,336     $   (38,413)   $    31,402
                                                       ===========     ===========    ===========

Denominators (000's):
    Average shares outstanding - Basic                      27,504          26,986         25,709
    Impact of stock options                                    535             108            157
                                                       -----------     -----------    -----------
    Average shares outstanding - Diluted                    28,039          27,094         25,866
                                                       -----------     -----------    -----------

Continuing operations                                  $      2.26     $      0.70    $      0.82
Discontinued operations                                       0.15           (2.12)          0.40
                                                       -----------     -----------    -----------
   Basic earnings (loss) per share                     $      2.41     $     (1.42)   $      1.22
                                                       ===========     ===========    ===========

Continuing operations                                  $      2.22     $      0.69    $      0.82
Discontinued operations                                       0.15           (2.11)          0.40
                                                       -----------     -----------    -----------
   Diluted earnings (loss) per share                   $      2.37     $     (1.42)   $      1.21
                                                       ===========     ===========    ===========

The calculation of diluted earnings per share excludes the impact of the contingent convertible debt for 2004, 2005 and 2006, and 601,000, 2,318,975 and 1,065,066 of stock options in 2004, 2005 and 2006, respectively, because to include them would have been antidilutive.

NOTE 13.  COMMITMENTS AND CONTINGENCIES
We are currently party to various legal proceedings. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations, litigation is subject to inherent uncertainties.

We have exclusive license agreements to market apparel under trademarks owned by other parties. These include Calvin Klein for women's better sportswear, Liz Claiborne(R) for women's dresses and suits, O Oscar for women's better sportswear and XOXO(R) for junior's sportswear and dresses. These agreements contain provisions for minimum royalty and advertising payments based on anticipated sales in future periods.

During 2006, there were changes to our license agreements. We entered into an amended agreement under which we extended the Calvin Klein women's better sportswear license for North America; we were granted the ck Calvin Klein women's bridge sportswear license for North America; we agreed to re-launch O Oscar, an Oscar de la Renta Company, as a better women's sportswear collection exclusively at Macy's; and we extended the XOXO(R) license for junior's sportswear and dresses. In addition, as discussed in Note 4, we discontinued the New Campaign and IZOD operations, which resulted in the termination of the related licensing agreements. In 2006, the royalty and advertising expense for all agreements totaled $21,351 and $9,698, respectively ($21,665 and $11,610 in 2004 and $21,199 and $9,769 in 2005).

Our future minimum payments for all license agreements is as follows:

                                                  Royalties     Advertising
                                                 -----------    ------------
2007                                             $    17,455    $     10,879
2008                                                  15,958          11,287
2009                                                  13,062           8,281
2010                                                  14,400           6,805
2011                                                  15,210           7,218
Thereafter                                            12,224           6,059
                                                 -----------    ------------
Total                                            $    88,309    $     50,529
                                                 ===========    ============

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 14.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION
We and our subsidiaries are principally engaged in the apparel and related soft goods industries. Our operations are managed in a number of divisions that are organized around individual product lines and brands. These divisions are aggregated into three major consumer market product groupings along with General Corporate, which represent our reportable segments. These segments are:

     o WOMEN'S SPORTSWEAR designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution. The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants and skorts. The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines - upper price point women's sportswear sold principally to specialty stores, department stores and catalog houses. A partial list of such brands are Sag Harbor(R), Koret(R), Dorby(TM), My Michelle(R), Briggs New York(R) (Briggs) and Vince(R). Calvin Klein, XOXO(R), Liz Claiborne(R) Dresses and Suits, O Oscar and David Meister(R) are produced under licensing agreements.

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

Segment net assets measures net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill, net intangibles and certain corporate assets, including capitalized software, shared distribution centers, and debt and cash balances, are accounted for at the corporate level and as a result are included in the General Corporate segment net assets. Amortization of intangibles is accounted for at the corporate level and is not allocated to the segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                     2004              2005              2006
                                                 -------------    --------------    -------------
Net sales:
   Women's Sportswear                            $   1,304,740    $    1,144,607    $   1,107,571
   Men's Sportswear                                    505,318           498,061          525,005
   Other Soft Goods                                    305,194           319,371          329,174
                                                 -------------    --------------    -------------
   Total net sales                               $   2,115,252    $    1,962,039    $   1,961,750
                                                 =============    ==============    =============

Segment earnings:
   Women's Sportswear                            $      93,742    $       54,814    $      68,421
   Men's Sportswear                                     52,645            43,262           38,297
   Other Soft Goods                                     28,211            31,204           35,085
   General Corporate                                   (45,917)          (44,704)         (49,881)
                                                 -------------    --------------    -------------
   Total segments                                      128,681            84,576           91,922

Stock option expense                                         -                 -            4,345
Amortization of intangible assets                       11,205            10,685           10,935
Impairment, restructuring and
   other non-recurring charges                               -            42,341           33,632
Interest expense, net                                   25,860            23,241           15,676
Other income, net                                       (2,091)           (1,302)          (1,743)
                                                 -------------    --------------    -------------
Earnings before income taxes                     $      93,707    $        9,611    $      29,077
                                                 =============    ==============    =============

Net assets at end of year:
   Women's Sportswear                            $     243,415    $      168,164    $     178,313
   Men's Sportswear                                    160,060           111,426          115,089
   Other Soft Goods                                     51,893            38,030           46,957
   General Corporate                                    97,256           239,322          284,316
                                                 -------------    --------------    -------------
   Continuing operations                               552,624           556,942          624,675
   Discontinued operations                             160,900            52,425           10,451
                                                 -------------    --------------    -------------
   Kellwood total                                $     713,524    $      609,367    $     635,126
                                                 =============    ==============    =============

Capital expenditures:
   Women's Sportswear                            $       3,292    $        3,197    $       3,360
   Men's Sportswear                                      8,254            11,371            8,830
   Other Soft Goods                                        915               354              589
   General Corporate                                     9,386             4,602           10,127
                                                 -------------    --------------    -------------
   Continuing operations                                21,847            19,524           22,906
   Discontinued operations                               5,589                58               16
                                                 -------------    --------------    -------------
   Kellwood total                                $      27,436    $       19,582    $      22,922
                                                 =============    ==============    =============

Depreciation expense:
   Women's Sportswear                            $       6,359    $        6,051    $       3,535
   Men's Sportswear                                      8,110             8,854            7,979
   Other Soft Goods                                      2,147             1,351              705
   General Corporate                                     9,148             9,793           12,112
                                                 -------------    --------------    -------------
   Continuing operations                                25,764            26,049           24,331
   Discontinued operations                               1,388             1,251              246
                                                 -------------    --------------    -------------
   Kellwood total                                $      27,152    $       27,300    $      24,577
                                                 =============    ==============    =============


Substantially all sales are to U.S. customers. Sales and transfers between segments were not significant. Approximately $31,024 of our net property, plant and equipment is located in Asia.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter                                                     First           Second            Third           Fourth
                                                       --------------   --------------   --------------   --------------
FISCAL 2005(1):
   Net sales                                           $      528,196   $      467,406   $      519,962   $      446,476
   Gross profit                                               117,881           95,031          102,759           86,917

   Net earnings (loss) from continuing operations              14,412           (7,624)           7,879            4,090
   Net (loss) earnings from discontinued operations            (2,593)         (71,308)           8,309            8,423
                                                       --------------   --------------   --------------   --------------
   Net earnings (loss)                                 $       11,819   $      (78,932)  $       16,188   $       12,513
                                                       ==============   ==============   ==============   ==============

   Diluted earnings (loss) per share:
      Continuing operations                            $         0.52   $        (0.27)  $         0.29   $         0.16
      Discontinued operations                                   (0.09)           (2.56)            0.31             0.33
                                                       --------------   --------------   --------------   --------------
      Net earnings (loss)                              $         0.42   $        (2.84)  $         0.60   $         0.49
                                                       ==============   ==============   ==============   ==============

FISCAL 2006:
   Net sales                                           $      493,777   $      459,648   $      516,397   $      491,928
   Gross profit                                                99,669           96,598          113,776          104,464

   Net earnings from continuing operations                      1,077            7,946            5,521            6,538
   Net earnings (loss) from discontinued operations             8,116             (780)           2,554              429
                                                       --------------   --------------   --------------   --------------
   Net earnings                                        $        9,193   $        7,166   $        8,075   $        6,967
                                                       ==============   ==============   ==============   ==============

   Diluted earnings (loss) per share:
      Continuing operations                            $         0.04   $         0.31   $         0.21   $         0.25
      Discontinued operations                                    0.31            (0.03)            0.10             0.02
                                                       --------------   --------------   --------------   --------------
      Net earnings (loss)                              $         0.36   $         0.28   $         0.31   $         0.27
                                                       ==============   ==============   ==============   ==============

(1) Included in net loss from continuing operations and net loss from discontinued operations in the second quarter of 2005 were charges taken in connection with the 2005 Restructuring Plan of $25,952 and $67,397, respectively. The net charges associated with the 2005 Restructuring Plan decreased net earnings from continuing operations in the third and fourth quarters of 2005 by $8,272 and $3,374, respectively, while the net reversal of charges associated with the 2005 Restructuring Plan increased net earnings from discontinued operations in the third and fourth quarters of 2005 by $7,225 and $10,530, respectively. Reversals of previously recorded expenses were $863 and $1,228 for continuing operations in the third and fourth quarters of 2005, respectively, and $15,388 and $19,255 for discontinued operations in the third and fourth quarters of 2005, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e) and 15d- 15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K.

CHANGE IN INTERNAL CONTROLS
There were no changes in the Company's internal control over financial reporting during the quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III
--------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
(a) The information required by this Item regarding directors constitutes part of our Proxy Statement for the 2007 Annual Meeting of Shareowners, under the captions "Nominees for Election to Serve Until 2009" and "Directors Continuing to Serve Until 2008," which information is incorporated herein by reference. The information regarding compliance with section 16(a) of the Securities and Exchange Act of 1934 constitutes part of our Proxy Statement for the 2007 Annual Meeting of Shareowners under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

(b) Executive Officers of the Registrant as of March 10, 2007:

Name of Officer            Age      Office and Employment During the Last Five Years
----------------------     ---      ------------------------------------------------

Robert C. Skinner, Jr.      52      Chairman, President and Chief Executive Officer since February 1, 2006;
                                    President and Chief Executive Officer (June 1, 2005 - January 31, 2006);
                                    President and Chief Operating Officer (2003 - June 1, 2005);
                                    Vice President and President Menswear (2002 - 2003);
                                    President Kellwood Menswear (2000 - 2002)

W. Lee Capps III            59      Chief Financial Officer, Chief Operating Officer and Treasurer since November 30, 2006;
                                    Chief Operating Officer and Chief Financial Officer (June 1, 2005 - November 30, 2006);
                                    Executive Vice President Finance and Chief Financial Officer (2003 - June 1, 2005);
                                    Senior Vice President Finance and Chief Financial Officer (2002 - 2003);
                                    Vice President Finance and Chief Financial Officer (2000 - 2002)

Thomas H. Pollihan          57      Executive Vice President, Secretary and General Counsel since June 1, 2005;
                                    Senior Vice President, Secretary and General Counsel (2002 - 2005);
                                    Vice President, Secretary and General Counsel (1993 - 2002)

Gregory W. Kleffner         52      Senior Vice President Finance and Controller since June 1, 2006;
                                    Vice President Finance and Controller (June 1, 2005 - June 1, 2006);
                                    Vice President Controller (2002 - 2005);
                                    Partner, Arthur Andersen (1988 - 2002)

Donna B. Weaver             56      Vice President Corporate Communications since April 24, 2002;
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

We have adopted a Code of Ethical Conduct for Senior Financial Officers and Financial Management. This Code applies to, and has been signed by, all key financial management personnel as well as the Chief Financial Officer and the Chief Executive Officer. The full text of the Code of Ethical Conduct for Senior Financial Officers and Financial Management is available at our website at www.kellwood.com and is available in print to any shareowner who requests it. The Corporate Governance Committee determined that should any changes to or waivers of this Code of Ethical Conduct occur, such changes or waivers will be timely disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2007 Annual Meeting of Shareowners, under the captions "Director Compensation," "Compensation Discussion and Analysis - Executive Officer Agreements," and "Compensation Discussion and Analysis - Summary Compensation Table" which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS Some of the information required by this Item is set forth in our Proxy Statement for the 2007 Annual Meeting of Shareowners, under the captions "Security Ownership - Security Ownership of Certain Beneficial Owners" and "Security Ownership - Security Ownership of Directors and Executive Officers," which information is incorporated herein by reference. In addition, set forth below is certain equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------------
     Plan Category              Number Of Securities To      Weighted-Average        Number Of Securities Remaining
                                Be Issued Upon Exercise      Exercise Price Of       Available For Future Issuance Under
                                Of Outstanding Options,      Outstanding Options,    Equity Compensation Plans (Excluding
                                Warrants And Rights          Warrants And Rights     Securities Reflected In Columnn (A))

---------------------------------------------------------------------------------------------------------------------------
                                         (A)                         (B)                             (C)
---------------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans
  Approved by Security Holders        2,151,581                    $29.60                         2,485,782
Equity Compensation Plans not
   Approved by Security Holders          N/A                         N/A                             N/A

---------------------------------------------------------------------------------------------------------------------------
         TOTAL                        2,151,581                    $29.60                         2,485,782
---------------------------------------------------------------------------------------------------------------------------

Additional information required by this Item is set forth under the caption "Stock Plans" in Note 9 to the Consolidated Financial Statements included in our 2006 Annual Report to Shareowners, which information is included in Item 8 to this Form 10-K and incorporated herein by reference.

Our 1995 Stock Option Plan provides for an annual increase in the shares available for issuance by an amount equal to 2% of the adjusted average common stock outstanding we used to calculate diluted earnings per share for the preceding fiscal year. Additional shares reserved based upon the 2006 adjusted average common stock outstanding are reflected in the amounts in column (C) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2007 Annual Meeting of Shareowners, under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2007 Annual Meeting of Shareowners, under the caption "Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

PART IV
-------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules

     (i)      Financial Statements:

              The following financial statements are included in this Form 10-K:

                    Reports of Independent Registered Public Accounting Firm

                    Financial Statements
                    --------------------
                       Consolidated Statement of Operations..................37
                       Consolidated Balance Sheets...........................38
                       Consolidated Statements of Cash Flows.................39
                       Consolidated Statements of Stockholders' Equity.......40
                       Notes to Consolidated Financial Statements............41

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

S.E.C. Exhibit
Reference No.   Description
-------------   -----------

3.1 Restated Certificate of Incorporation of Kellwood Company, as amended, incorporated herein by reference to Form 10-Q for the quarter ended July 31, 1987, SEC File No. 1-7340.

3.2 By-Laws, as amended, incorporated herein by reference to Form 8-K filed with the SEC on March 21, 2007, SEC File No. 1-7340.

4.1 Indenture for senior debt securities dated as of September 30, 1997 between Kellwood Company and JPMorgan Chase Bank, formerly known as the Chase Manhattan Bank, as Trustee, under which certain of the Company's debt securities are outstanding, incorporated herein by reference to Form S-3 filed October 24, 1997, SEC File No. 333-36559.

4.2             [Intentionally Omitted]

4.3             [Intentionally Omitted]

4.4 Rights to Acquire Series A Junior Preferred Stock, pursuant to a Rights Agreement between the registrant and Centerre Trust Company of St. Louis, incorporated herein by reference to Registration Statement on Form 8-A, effective June 24, 1986 and Amendment dated August 21, 1990, incorporated herein by reference to Form 10-Q for the quarter ended October 31, 1990, and Amendment dated May 31, 1996 incorporated herein by reference to Form 8-A/A effective June 3, 1996, SEC File No. 1-7340, and Amendment dated November 21, 2000 incorporated herein by reference to Form 10-K for the fiscal year ended February 3, 2001, SEC File No. 1-7340.

4.5             [Intentionally Omitted]

4.6             [Intentionally Omitted]

S.E.C. Exhibit
Reference No.   Description
--------------  -----------

4.7             [Intentionally Omitted]

4.8 Loan and Security Agreement dated as of April 12, 2006 among Kellwood Company and certain of its domestic subsidiaries, certain commercial lending institutions, and Bank of America, N.A., as Agent incorporated herein by reference to Form 8-K filed with the SEC on April 17, 2006, SEC File No. 1-7340.

4.9 Indenture for senior debt securities dated as of June 22, 2004 between Kellwood Company and Union Bank of California, N.A., as Trustee, under which certain of the Company's debt securities are outstanding, incorporated herein by reference to Form S-3 filed July 30, 2004, SEC File No. 333-117833.

4.10            [Intentionally Omitted]

4.11 Guaranty Agreement executed and delivered as of March 15, 2005, made by certain domestic subsidiaries of the Company to Union Bank of California, N.A., incorporated by reference to
                Exhibit 4.01 to Form 8-K filed March 15, 2005, File No.
                1-7340.

4.12 Supplemental Indenture to the 3.50% Convertible Senior Debenture Indenture, dated as of March 15, 2005, with
                Union Bank of California, N.A., incorporated by reference to
                Exhibit 4.02 to Form 8-K filed March 15, 2005, File No.
                1-7340.

4.13 Guaranty Agreement executed and delivered as of March 15, 2005, made be certain domestic subsidiaries of the Company to JPMorgan Chase Bank, as trustee, with respect to the Company's $150,000,000 7.625% 1997 Debentures due October 15, 2017 and
                $150,000,000 7.875% 1999 Debentures due July 15, 2009,
                incorporated by reference to Exhibit 4.03 to Form 8-K filed March 15, 2005, File No. 1-7340.

4.14 Supplemental Indenture to the Master Trust Indenture, dated as of March 15, 2005, with JPMorgan Chase Bank, as trustee, governing the Company's $150,000,000 7.625% 1997 Debentures due October 15, 2017 and $150,000,000 7.875% 1999 Debentures
                due July 15, 2009, incorporated by reference to Exhibit 4.04 to Form 8-K filed March 15, 2005, File No. 1-7340.

10.1 Form of Rights Agreement dated June 10, 2006, between Kellwood Company and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 10.1 of Form 8-K filed June 12, 2006, SEC file No. 1-7340.

10.2* Restricted Stock Compensation Plan of 1969, as Amended, incorporated herein by reference to Form 10-K/A (Amendment No.
                1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

10.3* Form of Employment Agreement regarding change of control matters dated November 30, 1984, between Kellwood Company and executive officers, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1985, SEC File No. 1-7340.

10.4* 1995 Stock Option Plan For Nonemployee Directors and 1995 Omnibus Incentive Stock Option Plan, incorporated herein by reference to Appendices A & B to the Company's definitive Proxy Statement dated July 13, 1995, SEC File No. 1-7340.

10.5* Executive Deferred Compensation Plan, adopted and effective as of January 1, 1997; and Executive Deferred Compensation Plan Amendment, adopted March 18, 1997, incorporated herein by reference to Form 10-K for the fiscal year ended April 30, 1997, SEC File No. 1-7340.

10.6** Information Technology Service Agreement between Kellwood Company and Electronic Data Systems Corporation dated March 31, 2002, incorporated herein by reference to Form 10-K for the fiscal year ended February 2, 2002, SEC File No. 1-7340.

S.E.C. Exhibit
Reference No.   Description
--------------  -----------

10.7* Corporate Development Incentive Plan, As Restated, filed herewith.

10.8            [Intentionally Omitted]

10.9* 1995 Stock Option Plan For Nonemployee Directors As Amended, dated May 30, 2002, incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement dated April 16, 2002, SEC File No. 1-7340.

10.10* Executive Deferred Compensation Plan II, effective as of January 1, 2005, and the Kellwood Company Deferred Compensation Plan II for Non-Employee Directors, effective as of January 1, 2005, incorporated herein by reference to Form 8-K dated December 6, 2004, SEC File No. 1-7340.

10.11* Form of Non-Qualified Stock Option, incorporated herein by reference to Exhibit 99.1 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.12* Form of Incentive Stock Option, incorporated herein by reference to Exhibit 99.2 of Form 8-K filed March 14, 2005, SEC File No. 1-7340.

10.13           [Intentionally Omitted]

10.14           [Intentionally Omitted]

10.15           [Intentionally Omitted]

10.16           [Intentionally Omitted]

10.17           [Intentionally Omitted]

10.18           [Intentionally Omitted]

10.19* Form of Death Benefit Agreement dated June 2, 1994 entered into between the Company and each of Hal J. Upbin and Thomas
                H. Pollihan, effective June 2, 1994, incorporated herein by reference to Form 10-K/A (Amendment No. 1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

10.20* Form of First Amendment to Death Benefit Agreement dated May 22, 2001 entered into between the Company and each of Hal J. Upbin and Thomas H. Pollihan, effective December 8, 2000, incorporated herein by reference to Form 10-K/A (Amendment No.
                1) for the fiscal year ended January 29, 2005, SEC File No. 1-7340.

10.21* Form of Long-Term Incentive Plan of 2005, As Restated, filed herewith.

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

10.25* Form of Deferred Stock Units Agreement, incorporated herein by reference to Exhibit 99.6 of Form 8-K filed June 3, 2005, SEC File No. 1-7340.

S.E.C. Exhibit
Reference No.   Description
--------------  -----------

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

10.28* Form of annual compensation term sheet for W. Lee Capps III, including the form of stock grant award under the Kellwood Company Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.3 of Form 8-K filed March 15, 2006, SEC File No. 1-7340.

10.29* Form of annual compensation term sheet for Thomas H. Pollihan, including the form of stock grant award under the Kellwood Corporate Development Incentive Plan, as restated, incorporated herein by reference to Exhibit 99.4 of Form 8-K filed March 15, 2006, SEC File No. 1-7340.

10.30           [Intentionally Omitted]

10.31 US $50,000,000 Term and Revolving Credit Facility Agreement by and among Smart Shirts Limited, certain guarantors thereto and Banc of America Securities as facility Agent, incorporated herein by reference to Exhibit 4.9 to Current Report on Form 8-K filed with the SEC on April 17, 2006.

10.32 Supplemental Amendment No. 1 dated August 3, 2006 to US $50,000,000 Term and Revolving Credit Facility Agreement by and among Smart Shirts Limited, certain guarantors thereto and Banc of America Securities Asia Limited as facility agent, incorporated herein by reference to Exhibit 10.32 of the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2006 filed with the SEC on December 6, 2006.

21              Subsidiaries of the Company, filed herewith.

23 Consent of Independent Registered Public Accounting Firm, filed herewith.

24 Powers of Attorney: Ms. Dickerson and Page and Messrs. Baer, Blount, Hunter, Katzen, Miller, Skinner and Weinberg, filed herewith.

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

Dated:  March 22, 2007

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

Signature                                    Title                                       Date
---------                                    -----                                       ----

/s/ Robert C. Skinner, Jr.                   Chairman, President and                     March 22, 2007
-----------------------------                Chief Executive Officer
Robert C. Skinner, Jr.


/s/ W. Lee Capps III                         Chief Operating Officer,                    March 22, 2007
-----------------------------                Chief Financial Officer and
W. Lee Capps III                             Treasurer
                                             (principal financial officer)


/s/ Gregory W. Kleffner                      Senior Vice President Finance               March 22, 2007
-----------------------------                and Controller
Gregory W. Kleffner                          (principal accounting officer)


Robert J. Baer*                              Director


Ben B. Blount, Jr.*                          Director


Kitty G. Dickerson, Ph.D.*                   Director


Jerry M. Hunter*                             Director


Larry R. Katzen*                             Director


Philip B. Miller*                            Director


Janice E. Page*                              Director


Harvey A. Weinberg*                          Director



/s/ W. Lee Capps III
-----------------------------
W. Lee Capps III

*Attorney-in-fact
March 22, 2007

                                   APPENDIX


     Page 13 of the Form 10-K contains a Performance Graph. The information contained within the graph is presented in a tabular format immediately following the graph.