Form 10-Q
period 2007-05-05
KELLWOOD CO
filed 2007-06-08
CIK 55080

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended May 5, 2007

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________


Commission File Number 1-7340


                               KELLWOOD COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       DELAWARE                          36-2472410
------------------------------------------------   ----------------------
           (State or other jurisdiction                 (IRS Employer
         of incorporation or organization)         Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                  63178
-----------------------------------------------------             ------------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code              (314) 576-3100

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

Number of shares of common stock, par value $0.01, outstanding at May 5, 2007:
25,858,896.

                               KELLWOOD COMPANY
                               ----------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets                        3

              Condensed Consolidated Statements of Operations              4

              Condensed Consolidated Statements of Cash Flows              5

              Notes to Condensed Consolidated Financial Statements         6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             16

     Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk                                               27

     Item 4.  Controls and Procedures                                     27


PART II. OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                           28

     Item 4.  Submission of Matters to a Vote of Security Holders         28

     Item 6.  Exhibits                                                    29

     Signatures                                                           30

     Index to Exhibits
       Exhibit 31 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
       Exhibit 32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                  KELLWOOD COMPANY AND SUBSIDIARIES
                                  ---------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          -------------------------------------------------
                                       (Amounts in thousands)

                                                           February 3,      April 29,        May 5,
                                                              2007            2006            2007
                                                          ------------    ------------    ------------

ASSETS
------
Current assets:
    Cash and cash equivalents                             $    341,072    $    402,598    $    374,074
    Receivables, net                                           302,533         305,581         283,230
    Inventories                                                244,386         189,030         218,631
    Current deferred taxes and prepaid expenses                 55,935          47,015          54,071
    Current assets of discontinued operations                   28,636          24,775          13,717
                                                          ------------    ------------    ------------
         Total current assets                                  972,562         968,999         943,723

Property, plant and equipment, net                              75,997          75,372          73,574
Intangible assets, net                                         202,704         157,546         199,482
Goodwill                                                       228,168         200,887         229,711
Other assets                                                    30,709          24,225          33,197
Long-term assets of discontinued operations                      4,436           5,896             548
                                                          ------------    ------------    ------------
Total assets                                              $  1,514,576    $  1,432,925    $  1,480,235
                                                          ============    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable and current portion
      of long-term debt                                   $     19,556    $     17,016    $     19,556
    Accounts payable                                           172,576         153,124         151,094
    Accrued salaries and employee benefits                      37,061          29,827          30,495
    Other accrued expenses                                      78,643          45,087          49,780
    Current liabilities of discontinued operations              22,274          25,156          13,330
                                                          ------------    ------------    ------------
         Total current liabilities                             330,110         270,210         264,255

Long-term debt                                                 486,627         492,067         486,666
Deferred income taxes and other                                 62,366          54,110          91,916
Long-term liabilities of discontinued operations                   347               -               -
Stockholders' equity:
    Common stock                                               280,236         276,209         281,075
    Retained earnings                                          514,559         504,702         517,788
    Accumulated other comprehensive loss                        (8,259)         (8,559)         (8,420)
    Less treasury stock, at cost                              (151,410)       (155,814)       (153,045)
                                                          ------------    ------------    ------------
    Total stockholders' equity                                 635,126         616,538         637,398
                                                          ------------    ------------    ------------

Total liabilities and stockholders' equity                $  1,514,576    $  1,432,925    $  1,480,235
                                                          ============    ============    ============

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

                                                               Three months ended
                                                          ----------------------------
                                                            April 29,        May 5,
                                                              2006            2007
                                                          ------------    ------------

Net sales                                                 $    493,777    $    484,447
Cost of products sold                                          394,108         377,017
                                                          ------------    ------------
Gross profit                                                    99,669         107,430
Selling, general and administrative expenses                    85,388          91,280
Stock option expense                                             2,941             327
Amortization of intangible assets                                2,481           3,222
Restructuring and other non-recurring charges                    4,406               -
Interest expense, net                                            4,092           4,788
Other income, net                                               (1,154)           (322)
                                                          ------------    ------------
Earnings before income taxes                                     1,515           8,135

Income taxes                                                       438           2,197
                                                          ------------    ------------
Net earnings from continuing operations                          1,077           5,938

Net earnings from discontinued operations                        8,116           1,447
                                                          ------------    ------------
Net earnings                                              $      9,193    $      7,385
                                                          ============    ============

Weighted average shares outstanding:

    Basic                                                       25,623          25,949
                                                          ============    ============

    Diluted                                                     25,785          26,117
                                                          ============    ============

Earnings per share:
    Basic:
      Continuing operations                               $       0.04    $       0.23
      Discontinued operations                                     0.32            0.06
                                                          ------------    ------------
      Net earnings                                        $       0.36    $       0.28
                                                          ============    ============
    Diluted:
      Continuing operations                               $       0.04    $       0.23
      Discontinued operations                                     0.31            0.06
                                                          ------------    ------------
      Net earnings                                        $       0.36    $       0.28
                                                          ============    ============

Dividends paid per share                                  $       0.16    $       0.16
                                                          ============    ============


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

                                                                                    Three months ended
                                                                               ----------------------------
                                                                                 April 29,        May 5,
                                                                                   2006            2007
                                                                               ------------    ------------

OPERATING ACTIVITIES:

Net earnings                                                                   $      9,193    $      7,385

Add/(deduct) items not affecting operating cash flows:
     Depreciation and amortization                                                    9,153          10,451
     Stock-based compensation expense                                                 2,941             327
     Gain on sale of business                                                             -            (535)
     Deferred income taxes and other                                                 (1,150)         (1,358)
     Incremental tax benefits from stock options exercised                             (169)            (20)
     Non-cash adjustments related to restructuring
       and other non-recurring charges                                                2,037               -

Changes in working capital components:
     Receivables, net                                                                 4,365          21,215
     Inventories                                                                     37,135          31,541
     Prepaid expenses                                                                  (465)          1,791
     Accounts payable and accrued expenses                                          (28,806)        (31,993)
     Payment of liabilities associated with the 2005 Restructuring Plan              (9,801)         (6,364)
     Current deferred and accrued income taxes                                      (10,218)          1,185
                                                                               ------------    ------------
Net cash provided by operating activities                                            14,215          33,625
                                                                               ------------    ------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                           (3,412)         (4,804)
Acquisitions (including additional cash purchase consideration)                      (6,446)            141
Proceeds from sale of business                                                            -           9,847
Receipts for note receivable                                                            687             688
Dispositions of fixed assets                                                              5             898
                                                                               ------------    ------------
Net cash (used in) provided by investing activities                                  (9,166)          6,770
                                                                               ------------    ------------

FINANCING ACTIVITIES:
Borrowings of notes payable                                                          23,544          18,862
Payments of notes payable                                                           (22,871)        (18,862)
Decrease in bank overdraft                                                           (5,103)           (899)
Dividends paid                                                                       (4,101)         (4,153)
Stock purchases under Stock Repurchase Program                                       (5,006)         (3,825)
Stock transactions under incentive plans                                              4,211           1,464
Incremental tax benefits from stock options exercised                                   169              20
                                                                               ------------    ------------
Net cash used in financing activities                                                (9,157)         (7,393)
                                                                               ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (4,108)         33,002

Cash and cash equivalents, beginning of period                                      406,706         341,072
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $    402,598    $    374,074
                                                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 1. BASIS OF PRESENTATION. The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007). As used in this Report, unless the context requires otherwise, "our," "us" and "we" refer to Kellwood Company and its subsidiaries.

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

NOTE 2. RESTRUCTURING AND OTHER NON-RECURRING CHARGES. During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring
Plan). We have substantially completed the business dispositions and shutdown activities contemplated by the 2005 Restructuring Plan. For additional information regarding the 2005 Restructuring Plan, refer to the footnote accompanying the financial statements contained in the Annual Report to Stockholders on Form 10-K for 2006.

For the three months ended April 29, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                    Three months ended April 29, 2006
                                            -------------------------------------------------
                                              Continuing       Discontinued
                                              Operations        Operations          Total
                                            -------------     -------------     -------------
Net sales                                   $           -     $      (1,168)    $      (1,168)
Cost of products sold                                   -              (457)             (457)
Restructuring and other
   non-recurring charges                            4,406               305             4,711
                                            -------------     -------------     -------------
Total pretax cost (income)                  $       4,406     $      (1,320)    $       3,086
                                            =============     =============     =============
Total after tax cost (income)               $       2,860     $        (823)    $       2,037
                                            =============     =============     =============
Diluted loss (income) per share             $        0.11     $       (0.03)    $        0.08
                                            =============     =============     =============

There were no additional costs or income related to the 2005 Restructuring Plan recorded during the three months ended May 5, 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

A rollforward of the major components of this non-recurring charge from February 3, 2007 to May 5, 2007 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                       February 3,                                                         May 5,
                                           2007         Provision        Reversals       Utilization        2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $      23,174  $           -   $             -   $       (4,763)  $      18,411
Employee Severance and
    Termination Benefits                        834              -                 -             (496)            338
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      24,008  $           -   $             -   $       (5,259)  $      18,749
                                      =============  =============   ===============   ==============   =============

Contractual obligations will be settled through 2012 per agreements.

A rollforward of the major components of this non-recurring charge from February 3, 2007 to May 5, 2007 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                       February 3,    Provision/                                            May 5,
                                          2007         (Income)         Reversals       Utilization         2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $       4,696  $           -   $             -   $         (973)  $       3,723
Employee Severance and
    Termination Benefits                      4,178              -                 -             (132)          4,046
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       8,874  $           -   $             -   $       (1,105)  $       7,769
                                      =============  =============   ===============   ==============   =============

Contractual obligations and employee severance and termination benefits will be settled through 2009.

NOTE 3. DISCONTINUED OPERATIONS. During the third quarter of 2006, we commenced reporting our New Campaign and IZOD women's sportswear as discontinued operations. Reporting New Campaign as a discontinued operation resulted from our agreement during the third quarter of 2006 to transfer the business and sell business assets to the licensor. We closed on the sale in the first quarter of 2007. We received $9.85 million and recognized a gain on sale of approximately $535. Reporting our IZOD women's sportswear operation as a discontinued operation resulted from our agreement during the third quarter of 2006 to terminate the licensing arrangement. We expect to transition this business in the second quarter of 2007 with no significant gain or loss. Prior to being classified as a discontinued operation, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

The results of operations and restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 2) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Condensed Consolidated Balance Sheets.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan as described in Note 2, are as follows:

                                                  Three months ended
                                            -------------------------------
                                                April 29,        May 5,
                                                  2006            2007
                                            ---------------  --------------
Net sales                                   $        25,012  $       20,359
                                            ===============  ==============
Restructuring and other
  non-recurring charges                     $           305  $            -
                                            ===============  ==============
Earnings before income taxes                $         2,848  $        2,314
Income taxes                                         (5,268)            867
                                            ---------------  --------------
Net earnings                                $         8,116  $        1,447
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

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               February 3,       April 29,        May 5,
                                                                  2007             2006            2007
                                                             --------------  ---------------  --------------

Cash and cash equivalents                                    $            5  $           224  $            3
Receivables, net                                                     12,898           12,297          10,021
Inventories                                                          12,248            7,727             980
Current deferred taxes and prepaid expenses                           3,485            4,527           2,713
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       28,636  $        24,775  $       13,717
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $        1,190  $         1,484  $           91
Goodwill                                                              2,995            2,995               -
Other assets                                                            251            1,417             457
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $        4,436  $         5,896  $          548
                                                             ==============  ===============  ==============

Accounts payable                                             $        9,363  $         7,400  $        2,599
Accrued liabilities                                                  12,911           17,756          10,731
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       22,274  $        25,156  $       13,330
                                                             ==============  ===============  ==============

Deferred income taxes and other                              $          347  $             -  $            -
                                                             --------------  ---------------  --------------
Long-term liabilities of discontinued operations             $          347  $             -  $            -
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

NOTE 4. INVENTORIES. Inventories of continuing operations consist of the following:

                                                           February 3,        April 29,           May 5,
                                                              2007               2006              2007
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     184,396     $     141,915     $      161,776
      Work in process                                            32,163            23,266             29,401
      Raw materials                                              27,827            23,849             27,454
                                                          -------------     -------------     --------------
      Total inventories                                   $     244,386     $     189,030     $      218,631
                                                          =============     =============     ==============
Net of obsolescence reserves of:                          $      26,500     $      21,721     $       25,900
                                                          =============     =============     ==============

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets of continuing operations since the beginning of 2007 are as follows:

                                                            Goodwill         Intangibles
                                                          -------------     -------------
Balance at February 3, 2007                               $     228,168     $     202,704
Changes:
   Adjustments to estimated contingent
     purchase price                                               1,684                 -
   Purchase price allocation adjustments                           (141)                -
Amortization expense                                                  -            (3,222)
                                                          -------------     -------------
Balance at May 5, 2007                                    $     229,711     $     199,482
                                                          =============     =============

We acquired Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) in 2004, CRL Group, LLC, owner of Vince(R) brand and trademark (Vince) in 2006 and HOLLYWOULD, Inc., owner of the HOLLYWOULD(R) brand and trademark (HOLLYWOULD) in 2006. In connection with the acquisitions of Phat, Vince and HOLLYWOULD, additional cash purchase consideration will be due if the acquired entity achieves certain specified financial performance targets in the years immediately following the acquisition. In the first quarter of 2007, we recognized increased additional consideration for Phat for 2006 of $1,684. Total additional Phat consideration for 2006 was $5,069, which will be paid out in the second quarter of 2007. Additional cash purchase consideration for Phat, if earned, will be paid out through 2010 and would be accounted for as additional goodwill. The Vince and HOLLYWOULD additional cash purchase consideration, if earned, will be paid out through 2011 and would be accounted for as additional goodwill.

The components of our intangible assets have not changed in the quarter ended May 5, 2007. Amortization expense for the years 2007 to 2010 is expected to be approximately $13,000 per year.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually or if a triggering event were to occur in an interim period. No triggering events have occurred in 2007. We will complete our annual goodwill and intangible assets impairment assessment in the fourth quarter of 2007. It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes on our Condensed Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill and intangible assets is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT. At May 5, 2007, there were $14,000 and $22,222 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. The Asian Credit Facility is a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support the working capital needs of our Asian operations. At May 5, 2007, we were in compliance with the covenants of the Asian Credit Facility.

At May 5, 2007, there were no borrowings outstanding under our Senior Credit Facility (a $400,000 five-year secured, syndicated credit facility), and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $26,030 at May 5, 2007.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $35,718 at May 5, 2007. There were no borrowings outstanding under these lines at May 5, 2007. We have $6,235 in outstanding letters of credit used by our foreign operations under these lines at May 5, 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 7. STOCK REPURCHASE PROGRAM. In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets.

NOTE 8. COMPREHENSIVE INCOME. Differences between net earnings and total comprehensive income resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                        Three months ended
                                                   ----------------------------
                                                     April 29,        May 5,
                                                       2006            2007
                                                   ------------    ------------

Net earnings                                       $      9,193    $      7,385

Other comprehensive income:
   Currency translation adjustment                          222            (187)
   Unrecognized gain (loss) on derivatives                 (147)             26
                                                   ------------    ------------
   Total comprehensive income                      $      9,268    $      7,224
                                                   ============    ============

NOTE 9. SHARE-BASED COMPENSATION. On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

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

We recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods. Total stock option expense recorded in the first quarter of 2006 and 2007 has been reduced by an estimated forfeiture rate of 5.0%. This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

We have issued stock options and restricted shares to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three to five year vesting period with a contractual term of 10 years. Shares are issued from treasury stock upon the exercise of stock options.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of our common stock. We awarded 49,734 shares of restricted stock in the quarter ended May 5, 2007. There were no shares of restricted stock awarded in the first quarter of 2006.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options have been granted since the first quarter of 2005.

A summary of stock options outstanding as of February 3, 2007 and the plans' activity during the three months ended May 5, 2007 is presented below:

                                                                                Weighted Average
                                                                                    Remaining            Aggregate
                                                         Weighted Average          Contractual           Intrinsic
(Shares in thousands)                  Shares             Exercise Price          Term (Years)             Value
                                    ------------         ----------------       ----------------         ---------
Outstanding at February 3, 2007            2,152         $          29.60
Granted                                        -                        -
Exercised                                    (57)                   25.57
Forfeited or expired                         (41)                   35.30
                                    ------------         ----------------       ----------------         ---------
Outstanding at May 5, 2007                 2,054         $          29.59                    5.4         $   4,160
                                    ------------         ----------------       ----------------         ---------


Exercisable at May 5, 2007                 1,826         $          29.83                    5.2         $   3,933
                                    ------------         ----------------       ----------------         ---------

The total intrinsic value of options exercised during the three months ended April 29, 2006 and May 5, 2007 were $1,430 and $310, respectively. The amount of cash received from the exercise of stock options for the three months ended April 29, 2006 and May 5, 2007 was $4,164 and $1,420.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

A summary of the activity for nonvested stock option awards as of May 5, 2007 and changes during the three months ended May 5, 2007 is presented below:

                                                         Weighted Average
                                                            Grant Date
(Shares in thousands)                    Awards        Fair Value per Award
                                    ----------------   --------------------
Nonvested at February 3, 2007                    263   $               8.78
Granted                                            -                      -
Vested                                          (135)                  8.77
Cancelled                                        (15)                  9.30
                                    ----------------   --------------------

Nonvested at May 5, 2007                         113   $               8.79
                                    ----------------   --------------------

For the three months ended May 5, 2007, we recorded $327 of stock option expense and a related deferred tax asset of $108. As of May 5, 2007, there was $1,046 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans, which will all be expensed in fiscal year 2007.

NOTE 10. INCOME TAXES. Our effective tax rate on continuing operations for the three months ended May 5, 2007 was 27.0%. This rate differs from the U.S. statutory rate of 35.0% primarily due to the lower tax rate on foreign earnings that will be permanently invested offshore and a statute expiration of a foreign uncertain tax benefit. We believe our 2007 full year effective tax rate will approximate 33%.

We adopted the provision of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), on February 4, 2007. As of this date, we had $38,235 of unrecognized tax benefits, including $23,782 which would affect our effective tax rate if recognized. As a result of the implementation of FIN 48, we reclassified $30,683 of tax liabilities from current to non-current and $3,018 to deferred tax assets which had previously been netted against current liabilities. No adjustment was made to retained earnings in adopting FIN 48, and we do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

We include accrued interest and penalties on underpayments of income taxes in our income tax provision. As of February 4, 2007, we had accrued approximately $5,266 of gross interest and penalties ($3,884 net of tax). Interest is computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in our tax returns.

We are no longer subject to examination for U.S. federal income tax for 2003 and prior. With limited exceptions, we are no longer subject to state income tax examinations for 2001 and prior. Foreign income tax returns are principally no longer subject to examination for 2000 and prior.

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

NOTE 11. EARNINGS PER SHARE. The following is a reconciliation between basic and diluted earnings per share:

                                                                           Three months ended
                                                                     -------------------------------
                                                                        April 29,         May 5,
                                                                          2006             2007
                                                                     --------------   --------------
Numerators:
   Net earnings from continuing operations                           $        1,077   $        5,938
   Net earnings from discontinued operations                                  8,116            1,447
                                                                     --------------   --------------
   Net earnings                                                      $        9,193   $        7,385
                                                                     ==============   ==============

Denominators (000's):
   Average shares outstanding - Basic                                        25,623           25,949
   Impact of stock options                                                      162              168
                                                                     --------------   --------------
   Average shares outstanding - Diluted                                      25,785           26,117
                                                                     ==============   ==============

Earnings per share:
   Basic:
    Continuing operations                                            $         0.04   $         0.23
    Discontinued operations                                                    0.32             0.06
                                                                     --------------   --------------
    Earnings per share                                               $         0.36   $         0.28
                                                                     ==============   ==============

   Diluted:
    Continuing operations                                            $         0.04   $         0.23
    Discontinued operations                                                    0.31             0.06
                                                                     --------------   --------------
    Earnings per share                                               $         0.36   $         0.28
                                                                     ==============   ==============

The calculations of diluted earnings per share for the three months ended April 29, 2006 and May 5, 2007 exclude the impact of the contingent convertible debt and 1,166,900 and 946,399 of stock options, respectively, because to include them would have been antidilutive.

NOTE 12. REPORTABLE SEGMENTS. We and our subsidiaries are principally engaged in the apparel and related soft goods industries. Our operations are managed in a number of divisions that are organized around individual product lines and brands. These divisions are aggregated into three major consumer market product groupings along with General Corporate, which represent our reportable segments. These segments are:

     o   Women's Sportswear,
     o   Men's Sportswear,
     o   Other Soft Goods, and
     o   General Corporate.

For additional information regarding our reportable segments, refer to the footnotes accompanying the 2006 financial statements contained in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007).

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

Segment net assets measures net working capital, net fixed assets and other noncurrent assets and liabilities of each segment. Goodwill, net intangibles, debt, cash and certain corporate assets, including capitalized software, shared distribution centers, and debt and cash balances, are accounted for at the corporate level and as a result are included in the General Corporate segment net assets. Stock option expense and amortization of intangibles are accounted for at the corporate level and are not allocated to the segments. Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three months ended April 29, 2006 and May 5, 2007 are as follows:

                                                       Three months ended
                                                 ------------------------------
                                                   April 29,          May 5,
                                                     2006              2007
                                                 -------------    -------------
Net sales:
    Women's Sportswear                           $     281,352    $     272,453
    Men's Sportswear                                   133,366          128,389
    Other Soft Goods                                    79,059           83,605
                                                 -------------    -------------
    Total net sales                              $     493,777    $     484,447
                                                 =============    =============

Segment earnings (loss):
    Women's Sportswear                           $      14,838    $      12,859
    Men's Sportswear                                     5,708            6,247
    Other Soft Goods                                     6,951            8,966
    General Corporate                                  (13,216)         (11,922)
                                                 -------------    -------------
    Total segments                                      14,281           16,150

Stock option expense                                     2,941              327
Amortization of intangible assets                        2,481            3,222
Restructuring and
  other non-recurring charges                            4,406                -
Interest expense, net                                    4,092            4,788
Other expense, net                                      (1,154)            (322)
                                                 -------------    -------------
Earnings before income taxes                     $       1,515    $       8,135
                                                 =============    =============

Net assets at quarter-end:
    Women's Sportswear                           $     185,740    $     182,196
    Men's Sportswear                                   105,308          107,823
    Other Soft Goods                                    41,648           43,391
    General Corporate                                  278,327          303,053
                                                 -------------    -------------
    Continuing Operations                              611,023          636,463
    Discontinued Operations                              5,515              935
                                                 -------------    -------------
    Kellwood total                               $     616,538    $     637,398
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

NOTE 13. NEW ACCOUNTING STANDARDS. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. We have adopted this interpretation in the first quarter of 2007. See Note 10 for additional disclosure.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements, but do not expect it to have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
(Dollars in thousands, except per share data)

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheets at April 29, 2006 and May 5, 2007, in the condensed consolidated statements of operations for the three months ended April 29, 2006 and May 5, 2007, and in the condensed consolidated statements of cash flows for the three months ended April 29, 2006 and May 5, 2007. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007).

Our internal reporting utilizes net earnings, earnings per share and gross profit excluding the restructuring and other non-recurring charges. Such items excluding the restructuring and other non-recurring charges are referred to as ongoing. Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges, which were non-recurring. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the restructuring and other non-recurring charges. The ongoing amounts that exclude the restructuring and other non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

RESTRUCTURING AND OTHER NON-RECURRING CHARGES
---------------------------------------------
During the second quarter of 2005, we announced a Restructuring Plan (the 2005 Restructuring Plan). We have substantially completed the business dispositions and shutdown activities contemplated by the 2005 Restructuring Plan.

For the three months ended April 29, 2006, the costs (income) related to the 2005 Restructuring Plan were recorded as follows:

                                                      Three months ended April 29, 2006
                                            ------------------------------------------------------
                                              Continuing         Discontinued
                                              Operations          Operations            Total
                                            ---------------     --------------     ---------------
Net sales                                   $             -     $       (1,168)    $        (1,168)
Cost of products sold                                     -               (457)               (457)
Restructuring and other
   non-recurring charges                              4,406                305               4,711
                                            ---------------     --------------     ---------------
Total pretax cost (income)                  $         4,406     $       (1,320)    $         3,086
                                            ===============     ==============     ===============
Total after tax cost (income)               $         2,860     $         (823)    $         2,037
                                            ===============     ==============     ===============
Diluted loss (income) per share             $          0.11     $        (0.03)    $          0.08
                                            ===============     ==============     ===============

There were no additional costs or income related to the 2005 Restructuring Plan recorded during the three months ended May 5, 2007.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

A rollforward of the major components of this non-recurring charge from February 3, 2007 to May 5, 2007 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                       February 3,                                                         May 5,
                                           2007         Provision        Reversals       Utilization        2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $      23,174  $           -   $             -   $       (4,763)  $      18,411
Employee Severance and
    Termination Benefits                        834              -                 -             (496)            338
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      24,008  $           -   $             -   $       (5,259)  $      18,749
                                      =============  =============   ===============   ==============   =============

Contractual obligations will be settled through 2012 per agreements.

A rollforward of the major components of this non-recurring charge from February 3, 2007 to May 5, 2007 recorded in discontinued operations is as follows:

                                      Accrual as of                                                    Accrual as of
                                       February 3,     Provision/                                          May 5,
                                           2007         (Income)         Reversals       Utilization        2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $       4,696  $           -   $             -   $         (973)  $       3,723
Employee Severance and
    Termination Benefits                      4,178              -                 -             (132)          4,046
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       8,874  $           -   $             -   $       (1,105)  $       7,769
                                      =============  =============   ===============   ==============   =============

Contractual obligations and employee severance and termination benefits will be settled through 2009.

DISCONTINUED OPERATIONS
-----------------------
During the third quarter of 2006, we commenced reporting our New Campaign and IZOD women's sportswear as discontinued. Reporting New Campaign as a discontinued operation resulted from our agreement during the third quarter of 2006 to transfer the business and sell business assets to the licensor. We closed on the sale in the first quarter of 2007. We received $9.85 million and recognized a gain on sale of approximately $535. Reporting our IZOD women's sportswear operation as a discontinued operation resulted from our agreement during the third quarter of 2006 to terminate the licensing agreement. We expect to transition this business in the second quarter of 2007 with no significant gain or loss. Prior to being classified as a discontinued operation, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

The results of operations and restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 2) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying Condensed Consolidated Balance Sheets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

Operating results for the discontinued operations, including all charges incurred during the periods presented for the 2005 Restructuring Plan as described in Note 2, are as follows:

                                                  Three months ended
                                            -------------------------------
                                                April 29,        May 5,
                                                  2006            2007
                                            ---------------  --------------
Net sales                                   $        25,012  $       20,359
                                            ===============  ==============
Restructuring and other
  non-recurring charges                     $           305  $            -
                                            ===============  ==============
Earnings before income taxes                          2,848           2,314
Income taxes                                         (5,268)            867
                                            ---------------  --------------
Net earnings                                $         8,116  $        1,447
                                            ===============  ==============
Diluted earnings per share                  $          0.31  $         0.06
                                            ===============  ==============

Income taxes for the three months ended April 29, 2006 includes a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               February 3,       April 29,        May 5,
                                                                  2007             2006            2007
                                                             --------------  ---------------  --------------

Cash and cash equivalents                                    $            5  $           224  $            3
Receivables, net                                                     12,898           12,297          10,021
Inventories                                                          12,248            7,727             980
Current deferred taxes and prepaid expenses                           3,485            4,527           2,713
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       28,636  $        24,775  $       13,717
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $        1,190  $         1,484  $           91
Goodwill                                                              2,995            2,995               -
Other assets                                                            251            1,417             457
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $        4,436  $         5,896  $          548
                                                             ==============  ===============  ==============

Accounts payable                                             $        9,363  $         7,400  $        2,599
Accrued liabilities                                                  12,911           17,756          10,731
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       22,274  $        25,156  $       13,330
                                                             ==============  ===============  ==============


Deferred income taxes and other                              $          347  $             -  $            -
                                                             --------------  ---------------  --------------
Long-term liabilities of discontinued operations             $          347  $             -  $            -
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

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS
The following table provides non-GAAP operating results for the three months ended April 29, 2006, for the ongoing operations and restructuring and other non-recurring charges, separately. The table presents this breakdown of our operations in a manner that reconciles to our consolidated results as presented in the condensed consolidated financial statements. The non-GAAP results of operations for the ongoing operations are presented separately from the restructuring and other non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring expenses that we believe are not indicative of our core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following reconciliation and analysis is for continuing operations only. The operating results for the three months ended May 5, 2007 do not include restructuring and other non-recurring charges; therefore, continuing operations and ongoing operations are the same, and no reconciliation is necessary.

THREE MONTHS ENDED APRIL 29, 2006

                                                          Restructuring and
                                           Total             other non-            Ongoing
                                        Continuing        recurring charges       Operations
                                    ------------------   ------------------  -------------------
Net sales                           $          493,777   $                -  $           493,777
Cost of products sold                          394,108                    -              394,108
                                    ------------------   ------------------  -------------------
Gross profit                                    99,669                    -               99,669
SG&A                                            85,388                    -               85,388
Stock option expense                             2,941                    -                2,941
Amortization of intangibles                      2,481                    -                2,481
Restructuring and
   other non-recurring charges                   4,406               (4,406)                   -
Interest expense, net                            4,092                    -                4,092
Other income, net                               (1,154)                   -               (1,154)
                                    ------------------   ------------------  -------------------
Earnings before taxes                            1,515                4,406                5,921
Income taxes                                       438                1,546                1,984
                                    ------------------   ------------------  -------------------
Net earnings from
   continuing operations            $            1,077   $            2,860  $             3,937
                                    ==================   ==================  ===================
Effective tax rate                               28.9%                35.1%                33.5%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following table provides non-GAAP summarized financial data for the three months ended April 29, 2006 (percentages are calculated based on actual data and columns may not add due to rounding). This table presents the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier for the three months ended April 29, 2006. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The operating results for the three months ended May 5, 2007 do not include restructuring and other non-recurring charges; therefore, continuing operations and ongoing operations are the same.

                                                      Amounts                             Percentage of net sales
                                    ------------------------------------------    ---------------------------------------
                                      April 29,       May 5,         Percent        April 29,      May 5,       % Point
                                        2006           2007          Change           2006          2007         Change
                                    ------------   ------------   ------------    ------------   ----------   -----------

Net sales                           $    493,777   $    484,447          (1.9%)         100.0%       100.0%             -
Cost of products sold                    394,108        377,017          (4.3%)          79.8%        77.8%         (2.0%)
                                    ------------   ------------   ------------    ------------   ----------   -----------
Gross profit                              99,669        107,430           7.8%           20.2%        22.2%          2.0%
SG&A                                      85,388         91,280           6.9%           17.3%        18.8%          1.5%
                                    ------------   ------------   ------------    ------------   ----------   -----------
Operating earnings before
  stock option expense
  and amortization(1)                     14,281         16,150          13.1%            2.9%         3.3%          0.4%
Stock option expense                       2,941            327         (88.9%)           0.6%         0.1%         (0.5%)
Amortization of intangibles                2,481          3,222          29.9%            0.5%         0.7%          0.2%
                                    ------------   ------------   ------------    ------------   ----------   -----------
Operating earnings                         8,859         12,601          42.2%            1.8%         2.6%          0.8%
Interest expense, net                      4,092          4,788          17.0%            0.8%         1.0%          0.2%
Other income, net                         (1,154)          (322)        (72.1%)          (0.2%)       (0.1%)         0.1%
                                    ------------   ------------   ------------    ------------   ----------   -----------
Earnings before taxes                      5,921          8,135          37.4%            1.2%         1.7%          0.5%
Income taxes                               1,984          2,197          10.7%            0.4%         0.6%          0.2%
                                    ------------   ------------   ------------    ------------   ----------   -----------
Net earnings from
  continuing operations             $      3,937   $      5,938          50.8%            0.8%         1.1%          0.3%
                                    ============   ============   ============    ============   ==========   ===========
Effective tax rate                         33.5%          27.0%

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

SALES for ongoing operations for the first quarter of 2007 were $484,447, decreasing $9,330 or 1.9% versus the first quarter of 2006. We realized sales growth from Calvin Klein women's better sportswear, My Michelle(R) and XOXO(R) juniors and girls businesses and Gerber Childrenswear along with the acquisition of Vince(R) and the relaunch of O Oscar, an Oscar de la Renta Company. These increases were offset by decreases in sales due to the anticipated impact of lower sales for certain private brands and Halmode dresses and suits, along with a softer than expected women's bottoms business.

GROSS PROFIT for ongoing operations for the first quarter of 2007 was $107,430 or 22.2 % of sales, increasing $7,761 or 7.8% versus the first quarter of 2006. The increase in our gross margin rate of 2.0 percentage points for the three months ended May 5, 2007 resulted from the Vince acquisition, improved performance by many of our brands at retail and lower product costs related to improvements in sourcing.

SG&A EXPENSE for ongoing operations for the first quarter of 2007 was $91,280, increasing $5,892 or 1.5 % of sales. The increase in SG&A expense for the three months ended May 5, 2007 is primarily due to the acquisition of Vince and HOLLYWOULD, the addition of new retail stores associated with our Women's Sportswear segment and marketing activities to fund new or relaunched brand initiatives to support our future growth.

INCOME TAXES. Our effective tax rates on pretax earnings from ongoing operations for the three months ended May 5, 2007 was 27.0%. These rates differ from the U.S. statutory rate of 35.0% due to the lower tax rate on foreign earnings that will be permanently invested offshore and a statute expiration of a foreign uncertain tax benefit. We believe our 2007 full year effective tax rate will be approximately 33%.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually or if a triggering event were to occur in an interim period. No triggering events have occurred in 2007. We will complete our annual goodwill and intangible assets impairment assessment in the fourth quarter of 2007. It is possible that our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes on our Condensed Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill and intangible assets is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

NEW ACCOUNTING STANDARDS
------------------------
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. We have adopted this interpretation in the first quarter of 2007. See Note 10 for additional disclosure.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements, but do not expect it to have a material impact on our financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the three months ended April 29, 2006 and May 5, 2007, for the discontinued operations.

                                                         Three months ended
                                                     ---------------------------
                                                       April 29,       May 5,
                                                         2006           2007
                                                     ------------   ------------

Net sales                                            $     25,012   $     20,359
Cost of products sold                                      17,466         16,077
                                                     ------------   ------------
Gross profit                                                7,546          4,282
SG&A                                                        4,415          2,310
                                                     ------------   ------------
Operating earnings before amortization,
  restructuring and other
  non-recurring charges(1)                                  3,131          1,972
Restructuring and other
  non-recurring charges                                       305              -
                                                     ------------   ------------
Operating earnings                                          2,826          1,972
Interest expense, net                                           -              -
Other income, net                                             (22)          (342)
                                                     ------------   ------------
Earnings before taxes                                       2,848          2,314
Income taxes                                               (5,268)           867
                                                     ------------   ------------
Net earnings from discontinued operations            $      8,116   $      1,447
                                                     ============   ============

(1) Operating earnings before amortization and restructuring and other non-recurring charges is a non-GAAP measure that differs from operating earnings in that it excludes amortization of intangibles and restructuring and other non-recurring charges. Operating earnings before amortization and restructuring and other non-recurring charges should not be considered as an alternative to operating earnings. Operating earnings before amortization and restructuring and other non-recurring charges is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. Management believes the comparison of operating earnings before amortization and restructuring and other non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the amortization of intangibles and restructuring and other non-recurring charges, the changes in which are explained elsewhere. The subtotal of operating earnings before amortization and restructuring and other non-recurring charges may not be comparable to any similarly titled measure used by another company.

Sales for the first quarter of 2007 were $20,359, decreasing $4,653 or 18.6% primarily due to sales that were eliminated when certain discontinued operations ceased operations. During the third quarter of 2006, our New Campaign and IZOD women's sportswear operations became discontinued. Operating results for the three months ended April 29, 2006 and May 5, 2007 primarily relate to the New Campaign and IZOD operations. The transaction related to New Campaign closed in April 2007. We expect to complete the transition of the IZOD women's sportswear operations in the second quarter of 2007.

Income taxes for the three months ended April 29, 2006 include a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

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

SEGMENT RESULTS
---------------
We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our divisions are aggregated into the following reportable segments:

    o    Women's Sportswear,
    o    Men's Sportswear,
    o    Other Soft Goods, and
    o    General Corporate.

Segment net sales and earnings for the three months ended April 29, 2006 and May 5, 2007 do not include restructuring and other non-recurring charges; therefore ongoing operations and continuing operations are the same. Net sales and segment earnings for continuing operations by segment for these periods were as follows:

                                            Three months ended
                                 -----------------------------------------
                                   April 29,      May 5,         Percent
Net sales                            2006          2007          Change
---------                        ------------  ------------   ------------
Women's Sportswear               $    281,352  $    272,453         (3.2%)
Men's Sportswear                      133,366       128,389         (3.7%)
Other Soft Goods                       79,059        83,605          5.8%
                                 ------------  ------------   -----------
Total net sales                  $    493,777  $    484,447         (1.9%)
                                 ============  ============   ===========

                                       Three months ended - amounts              Three months ended - percentages
                                 -----------------------------------------  -----------------------------------------
                                   April 29,      May 5,         Percent      April 29,       May 5,        % Point
Segment earnings                     2006          2007          Change         2006           2007         Change
----------------                 ------------  ------------   ------------  ------------  -------------  ------------
Women's Sportswear               $     14,838  $     12,859         (13.3%)         5.3%           4.7%         (0.6%)
Men's Sportswear                        5,708         6,247           9.4%          4.3%           4.9%          0.6%
Other Soft Goods                        6,951         8,966          29.0%          8.8%          10.7%          1.9%
General Corporate                     (13,216)      (11,922)         (9.8%)           NM             NM            NM
                                 ------------  ------------   -----------   ------------  -------------  ------------
Segment earnings                 $     14,281  $     16,150          13.1%          2.9%           3.3%          0.4%
                                 ============  ============   ===========   ============  =============  ============

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for the first quarter of 2007 were $272,453, decreasing $8,899 or 3.2% versus the first quarter of 2006. The decrease in sales for the three months ended May 5, 2007 was due to the anticipated impact of retail consolidation, lower sales for certain private brands and Halmode dresses and suits and a softer than expected bottoms business. These decreases were partially offset by organic growth realized from Calvin Klein women's better sportswear and My Michelle and XOXO juniors and girls businesses along with the acquisition of Vince and the relaunch of O Oscar.

Segment earnings for the first quarter of 2007 were $12,859, decreasing $1,979 or 13.3% versus the first quarter of 2006. The decrease in segment earnings is primarily due to higher selling, general and administrative costs related to the addition of new retail stores and new or relaunched brand initiatives to support our future growth.

MEN'S SPORTSWEAR. Sales for the first quarter of 2007 were $128,389, decreasing $4,977 or 3.7% versus the first quarter of 2006. The decrease in sales primarily relates to our Smart Shirts private label business.

Segment earnings for the first quarter of 2007 were $6,247, increasing $539 or 9.4% versus the first quarter of 2006. The increase in segment earnings for the three months ended May 5, 2007 is primarily due to the strong performance of Phat Fashions' Baby Phat(R) brand.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

OTHER SOFT GOODS. Sales for the first quarter of 2007 were $83,605, increasing $4,546 or 5.8% versus the first quarter of 2006. The increase in sales is due to growth across the children's and specialty recreation product categories.

Segment earnings for the first quarter of 2007 were $8,966, increasing $2,015 or 29.0% versus the first quarter of 2006. The increase in segment earnings for the three months ended May 5, 2007 is due to improved gross margins at Gerber Childrenswear.

GENERAL CORPORATE. Expense for the first quarter of 2007 was $11,922, decreasing $1,293 or 9.8% versus the first quarter of 2006. The decrease in expense for the three months ended May 5, 2007 is primarily due to decreases in recruiting, consulting and incentive program expenses.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. We use financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through our debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders' equity, or total capital). At May 5, 2007, our debt-to-capital ratio was 44.3%, down 0.1 percentage points from February 3, 2007 and down 0.9 percentage points from April 29, 2006. The decrease from April 29, 2006 was primarily due to the decrease in debt.

In July 2005, we announced the Stock Repurchase Program of up to ten percent or $75,000 of our stock. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825. Management believes that the current cash will provide the capital flexibility necessary to fund the remainder of the stock repurchase program and to meet existing obligations and engage in acquisitions supporting our business strategy.

NET CASH PROVIDED BY OPERATING ACTIVITIES increased $19,410 from $14,215 for the three months ended April 29, 2006 to $33,625 for the three months ended May 5, 2007. The increase in net cash provided by operating activities from the three months ended May 5, 2007 is primarily due to decrease in accounts receivable resulting from the timing of the sales within the quarter.

Working Capital

Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from February 3, 2007 to May 5, 2007 are primarily a result of seasonality of our businesses. Comparisons from April 29, 2006 to May 5, 2007 include:

     - Accounts receivable decreased $22,351 from $305,581 at April 29, 2006 to $283,230 at May 5, 2007. The decrease in accounts receivable is due to the timing of sales during the quarter, as days sales outstanding were consistent at 54 days at April 29, 2006 and May 5, 2007.

     - Inventories increased $29,601 from $189,030 at April 29, 2006 to $218,631 at May 5, 2007. Days supply were 57 days at April 29, 2006 compared to 60 days at May 5, 2007. The increase in days supply is due to the addition of new retail stores, which typically carry higher days of inventory, and timing of receipts.

     - Accounts payable decreased $2,030 from $153,124 at April 29, 2006 to $151,094 at May 5, 2007 primarily as a result of lower inventory purchases.

     - Accrued expenses increased $5,361 from $74,914 at April 29, 2006 to $80,275 at May 5, 2007 primarily as a result of higher accrued income taxes and higher accrued royalties.

Working capital of discontinued operations increased $767 from April 29, 2006 to May 5, 2007 due to reduced accounts payable and accrued expense balances as we complete the dispositions and shutdown activities of these businesses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES increased to a source of cash of $6,770 for the three months ended May 5, 2007 from a use of cash of $9,166 for the three months ended April 29, 2006. The increase in cash provided was primarily due to the closing of the New Campaign transaction, during the three months ended May 5, 2007, to transfer the business and sell business assets to the licensor resulting in cash proceeds of $9,846 and the timing of contingent purchase price consideration from year to year, of $6,446.

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

NET CASH USED IN FINANCING ACTIVITIES was $7,393 for the three months ended May 5, 2007 compared to $9,157 for the three months ended April 29, 2006. The change was primarily due to a less significant decrease in bank overdrafts in the three months ended May 5, 2007 compared to the three months ended April 29, 2006 partially offset by less proceeds from stock transactions under incentive plans in the three months ended May 5, 2007 compared to the three months ended April 29, 2006.

At May 5, 2007, there were $14,000 and $22,222 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively, and we were in compliance with all covenants. See Note 6 to Condensed Consolidated Financial Statements for further information.

At May 5, 2007, there were no borrowings outstanding under our Senior Credit Facility (a $400,000 five-year secured, syndicated credit facility), and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $26,030 at May 5, 2007. See Note 6 to Condensed Consolidated Financial Statements for further information.

In addition to the revolving credit facilities discussed above, we maintain uncommitted lines of credit, which totaled $35,718 at May 5, 2007. There were no borrowings outstanding under these lines at May 5, 2007. We have $6,235 in outstanding letters of credit used by our foreign operations under these lines at May 5, 2007.

CASH AND CASH EQUIVALENTS increased by $33,002 during the three months ended May 5, 2007 due to the factors noted above compared to a decrease of $4,108 in cash for the same period of the prior year.

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

Our forward-looking statements are based on certain assumptions, and our operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of our operations and cause actual results to differ materially from our expectations. These factors should be read in conjunction with the risk factors included in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007). These factors include but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

At May 5, 2007, our debt portfolio was composed of 93% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed during 2007.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $501,411, which compares to the book value of $506,222. Various financial instruments that we issue are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt. With respect to our fixed-rate debt outstanding at May 5, 2007, a 10% increase in interest rates would have resulted in approximately a $20,700 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $22,303 increase in the market value of our fixed-rate debt.

In addition, we do not believe that foreign currency risk, commodity price or inflation risk are expected to be material to our business or our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of May 5, 2007, to provide reasonable assurance to the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to report material information otherwise required to be set forth in our reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 5, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets.

                                                                                                   Maximum Number
                                                                         Total Number of          (or Approximate
                                                    Average Price       Shares (or Units)      Dollar Value) of Shares
                               Total Number of         as Paid        Purchased as Part of     (or Units) that May Yet
                              Shares (or Units)       per Share        Publicly Announced        Be Purchased Under
         Fiscal Month             Purchased           (or Unit)         Plans or Programs       the Plans or Programs
----------------------------- -----------------     -------------     --------------------     -----------------------
February (2/4/07 - 3/10/07)                   -     $           -                        -                     391,985
March (3/11/07 - 4/7/07)                      -                 -                        -                     391,985
April (4/8/07 - 5/5/07)                 137,100             27.90                  137,100                     254,885
                              -----------------     -------------     --------------------     -----------------------
Total                                   137,100     $       27.90                  137,100                     254,885
                              =================     =============     ====================     =======================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the June 7, 2007 Annual Meeting of Shareowners, the following matters were voted on by shareowners:

o Five Directors were elected to serve two-year terms. The tabulation was as follows:

     Directors                                 Shares Voted For               Shares Withheld
     ---------                                 ----------------               ---------------
     Kitty G. Dickerson, Ph.D.                    21,522,015                     2,626,733
     Jerry M. Hunter                              12,334,154                    11,814,595
     Larry R. Katzen                              21,783,061                     2,365,687
     Philip B. Miller                             21,787,342                     2,361,406
     Harvey A. Weinberg                           21,788,669                     2,360,079

Other directors whose term of office continued after the meeting are Ben B. Blount, Jr., Janice E. Page and Robert C. Skinner, Jr.

o Shareowners approved to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for fiscal year 2007.

      Shares Voted For             Shares Against             Shares Abstaining
      ----------------             --------------             -----------------
         23,744,979                    285,653                     118,114

o Shareowners approved to ratify the adoption of the Shareowners' Rights Agreement.

     Shares Voted For             Shares Against              Shares Abstaining           Broker Non-Vote
     ----------------             --------------              -----------------           ---------------
        14,613,667                   7,296,175                     142,952                   2,095,954

o Shareowners did not approve/approved the Shareowner Proposal to declassify the board or directors.

     Shares Voted For             Shares Against              Shares Abstaining           Broker Non-Vote
     ----------------             --------------              -----------------           ---------------
        19,515,441                   2,390,911                     146,438                   2,095,958

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

KELLWOOD COMPANY


June 8, 2007              /s/ Gregory W. Kleffner
                          ---------------------------------------------------
                          Gregory W. Kleffner
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)