Form 10-Q
period 2007-08-04
KELLWOOD CO
filed 2007-09-07
CIK 55080

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended August 4, 2007

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________


Commission File Number 1-7340


                               KELLWOOD COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                      36-2472410
---------------------------------         --------------------------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification Number)

600 KELLWOOD PARKWAY, P.O. BOX 14374, ST. LOUIS, MO                        63178
----------------------------------------------------------          ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (314) 576-3100

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

Number of shares of common stock, par value $0.01, outstanding at August 4, 2007: 25,892,409.

                                                KELLWOOD COMPANY
                                                ----------------

                                                     INDEX
                                                     -----

                                                                                                       Page No.
                                                                                                       --------
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets                                                    3

                 Condensed Consolidated Statements of Operations                                          4

                 Condensed Consolidated Statements of Cash Flows                                          5

                 Notes to Condensed Consolidated Financial Statements                                     6

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         19

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                              34

         Item 4. Controls and Procedures                                                                 34


PART II. OTHER INFORMATION

         Item 6. Exhibits                                                                                35

         Signatures                                                                                      36

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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                          KELLWOOD COMPANY AND SUBSIDIARIES
                                          ---------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  -------------------------------------------------
                                                (Amounts in thousands)

                                                              February 3,           July 29,            August 4,
                                                                 2007                 2006                2007
                                                          -----------------    -----------------    -----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                             $         341,072    $         403,575    $         129,175
    Receivables, net                                                302,533              302,490              292,738
    Inventories                                                     244,386              228,999              276,710
    Current deferred taxes and prepaid expenses                      55,935               50,272               64,315
    Current assets of discontinued operations                        28,636               22,825                2,374
                                                          -----------------    -----------------    -----------------
         Total current assets                                       972,562            1,008,161              765,312

Property, plant and equipment, net                                   75,997               74,765               79,393
Intangible assets, net                                              202,704              154,963              253,420
Goodwill                                                            228,168              200,887              251,612
Other assets                                                         30,709               24,084               70,423
Long-term assets of discontinued operations                           4,436                5,950                  434
                                                          -----------------    -----------------    -----------------
Total assets                                              $       1,514,576    $       1,468,810    $       1,420,594
                                                          =================    =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable and current portion
       of long-term debt                                  $          19,556    $          22,184    $          27,403
    Accounts payable                                                172,576              183,024              161,899
    Accrued salaries and employee benefits                           37,061               31,882               29,027
    Other accrued expenses                                           78,643               43,432               45,754
    Current liabilities of discontinued operations                   22,274               22,450               11,530
                                                          -----------------    -----------------    -----------------
         Total current liabilities                                  330,110              302,972              275,613

Long-term debt                                                      486,627              489,328              484,077
Deferred income taxes and other                                      62,366               55,365               92,291
Long-term liabilities of discontinued operations                        347                    -                    -
Stockholders' equity:
    Common stock                                                    280,236              277,412              281,625
    Retained earnings                                               514,559              507,755              447,833
    Accumulated other comprehensive loss                             (8,259)              (9,153)              (8,419)
    Less treasury stock, at cost                                   (151,410)            (154,869)            (152,426)
                                                          -----------------    -----------------    -----------------
    Total stockholders' equity                                      635,126              621,145              568,613
                                                          -----------------    -----------------    -----------------

Total liabilities and stockholders' equity                $       1,514,576    $       1,468,810    $       1,420,594
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

                                           KELLWOOD COMPANY AND SUBSIDIARIES
                                           ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              -----------------------------------------------------------
                                     (Amounts in thousands, except per share data)

                                                            Three months ended                  Six months ended
                                                      -------------------------------   -------------------------------
                                                         July 29,         August 4,        July 29,         August 4,
                                                           2006             2007             2006             2007
                                                      --------------   --------------   --------------   --------------
Net sales                                             $      459,648   $      465,379   $      953,425   $      949,826
Cost of products sold                                        363,050          363,230          757,158          740,247
                                                      --------------   --------------   --------------   --------------
Gross profit                                                  96,598          102,149          196,267          209,579
Selling, general and administrative expenses                  75,614           79,594          161,002          170,874
Stock option expense                                             468              327            3,409              654
Amortization of intangible assets                              2,582            3,514            5,063            6,736
Impairment, restructuring and other
     non-recurring charges                                     2,510          114,277            6,916          114,277
Interest expense, net                                          3,774            5,031            7,866            9,819
Other income, net                                               (168)          (3,722)          (1,322)          (4,044)
                                                      --------------   --------------   --------------   --------------
Earnings (loss) before income taxes                           11,818          (96,872)          13,333          (88,737)
Income taxes                                                   3,872          (30,538)           4,310          (28,342)
                                                      --------------   --------------   --------------   --------------
Net earnings (loss) from continuing operations                 7,946          (66,334)           9,023          (60,395)
Net (loss) earnings from discontinued operations                (780)             519            7,336            1,965
                                                      --------------   --------------   --------------   --------------
Net earnings (loss)                                   $        7,166   $      (65,815)  $       16,359   $      (58,430)
                                                      ==============   ==============   ==============   ==============

Weighted average shares outstanding:
    Basic                                                     25,700           25,877           25,661           25,913
                                                      ==============   ==============   ==============   ==============

    Diluted                                                   25,842           25,877           25,814           25,913
                                                      ==============   ==============   ==============   ==============

Earnings (loss) per share:
    Basic:
      Continuing operations                           $         0.31   $        (2.56)  $         0.35   $        (2.33)
      Discontinued operations                                  (0.03)            0.02             0.29             0.08
                                                      --------------   --------------   --------------   --------------
      Net earnings (loss)                             $         0.28   $        (2.54)  $         0.64   $        (2.25)
                                                      ==============   ==============   ==============   ==============
    Diluted:
      Continuing operations                           $         0.31   $        (2.56)  $         0.35   $        (2.33)
      Discontinued operations                                  (0.03)            0.02             0.28             0.08
                                                      --------------   --------------   --------------   --------------
      Net earnings (loss)                             $         0.28   $        (2.54)  $         0.63   $        (2.25)
                                                      ==============   ==============   ==============   ==============

Dividends paid per share                              $         0.16   $         0.16   $         0.32   $         0.32
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

                                                                                          Six months ended
                                                                               --------------------------------------
                                                                                    July 29,            August 4,
                                                                                      2006                2007
                                                                               -----------------    -----------------
OPERATING ACTIVITIES:

Net earnings (loss)                                                            $          16,359    $         (58,430)

Add/(deduct) items not affecting operating cash flows:
     Depreciation and amortization                                                        17,938               21,583
     Stock-based compensation expense                                                      3,409                  654
     Gain on sale of business                                                                  -                 (535)
     Deferred income taxes and other                                                       1,245               (2,227)
     Incremental tax benefits from stock options exercised                                  (234)                 (35)
     Non-cash adjustments related to impairment, restructuring
         and other non-recurring charges (net of tax benefit)                              4,263               76,078

Changes in working capital components:
     Receivables, net                                                                      9,321               25,059
     Inventories                                                                          (5,654)               4,051
     Prepaid expenses                                                                     22,062                1,087
     Accounts payable and accrued expenses                                               (23,354)             (35,055)
     Payment of liabilities associated with the Restructuring Plans                      (18,884)              (7,327)
     Current deferred and accrued income taxes                                            (6,736)               2,381
                                                                               -----------------    -----------------
Net cash provided by operating activities                                                 19,735               27,284
                                                                               -----------------    -----------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                (9,785)              (9,873)
Acquisitions (including additional cash purchase consideration)                           (8,541)            (235,682)
Proceeds from sale of business                                                                 -                9,984
Receipts for note receivable                                                               1,375                  688
Dispositions of fixed assets                                                                 229                1,085
                                                                               -----------------    -----------------
Net cash used in investing activities                                                    (16,722)            (233,798)
                                                                               -----------------    -----------------

FINANCING ACTIVITIES:
Borrowings of notes payable                                                               53,084               49,285
Payments of notes payable                                                                (50,021)             (41,479)
Decrease in bank overdraft                                                                (1,929)                (504)
Repayments of long-term debt                                                                   -               (2,778)
Dividends paid                                                                            (8,217)              (8,296)
Stock purchases under Stock Repurchase Program                                            (5,006)              (3,825)
Stock transactions under incentive plans                                                   5,711                2,179
Incremental tax benefits from stock options exercised                                        234                   35
                                                                               -----------------    -----------------
Net cash used in financing activities                                                     (6,144)              (5,383)
                                                                               -----------------    -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (3,131)            (211,897)
Cash and cash equivalents, beginning of period                                           406,706              341,072
                                                                               -----------------    -----------------
Cash and cash equivalents, end of period                                       $         403,575    $         129,175
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

NOTE 2. BUSINESS COMBINATIONS. On July 2, 2007, we completed the acquisition of Royal Robbins, Inc., a division of Phoenix Footwear Group, Inc. Royal Robbins designs and markets premium quality active sportswear and travel apparel for men and women. The purchase price (including acquisition costs) for Royal Robbins was $38,250 in cash.

On July 13, 2007, we completed the acquisition of Hanna Andersson Corporation. Hanna Andersson is a leading brand in the specialty children's apparel market and expands our children's business platform into upscale brands with an important direct-to-consumer focus. The purchase price for Hanna Andersson (including acquisition costs) was $187,604 in cash, net of cash acquired.

In connection with the Hanna Andersson and Royal Robbins acquisitions, we are in the process of determining the fair value of the assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of finalizing third-party valuations of certain intangible assets and other estimates of assets acquired and liabilities assumed; thus, the allocations of purchase price are subject to refinement.

                                             Hanna Andersson        Royal Robbins
                                             ---------------        -------------
            Cash                             $              89      $            -
            Receivables                                    721               3,045
            Inventories                                 24,655               5,054
            Other current assets                         6,509                 122
            Property, plant and equipment                7,367                  88
            Intangible assets                           62,000 (1)          22,000(2)
            Goodwill                                    97,486              10,162
            Other assets                                 1,498                 134
                                             -----------------      --------------
            Total assets acquired                      200,325              40,605
                                             -----------------      --------------

            Total liabilities                           12,632               2,355
                                             -----------------      --------------

            Net assets acquired              $         187,693      $       38,250
                                             =================      ==============


     (1) Preliminary identified intangible assets related to the acquisition of Hanna Andersson are trademarks and customer relationships. We are in the process of finalizing such valuations and defining their respective useful lives. No goodwill is expected to be deductible for tax purposes.


                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

     (2) Preliminary identified intangibles assets related to the acquisition of Royal Robbins are trademarks and customer relationships. We are in the process of finalizing such valuations and defining their respective useful lives. The amount of goodwill that is expected to be deductible for income tax purposes is approximately $2,000.

Royal Robbins and Hanna Andersson are part of the Other Soft Goods segment. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, their results have been included in the consolidated financial statements from their respective acquisition dates. Unaudited consolidated results of operations on a pro forma basis, assuming these acquisitions had occurred at the beginning of the year in which they occurred, are not required as they are not significant to our consolidated results of operations.

NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES. Restructuring and other non-recurring charges consist of expenses associated with our efforts to continuously improve operational efficiency along with other non-recurring items. Impairment, restructuring and other non-recurring charges are detailed below.

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

During the second quarter of 2007, we announced that we would consolidate our warehouse operations by closing the Chico, California distribution center. Restructuring charges of approximately $4,000 which are primarily comprised of severance and termination benefits and contractual obligations are expected to be incurred through the fourth quarter of 2007. Restructuring charges of $560 were incurred during the second quarter of 2007. These charges are included in the General Corporate segment.

During the second quarter of 2007, we determined certain intangibles, including trademarks, customer lists and goodwill for certain women's brands were impaired resulting in a charge of $113,717 ($76,078 after tax and $2.94 per diluted share). See Note 6 for more information on the impairment charges. These charges are included in the Women's Sportswear segment.

As described in Note 13, goodwill and net intangible assets are accounted for at the corporate level and as a result, the impairment charges related to those goodwill and intangible assets are presented below with the General Corporate segment. The impairment charges recorded in the second quarter of 2007 related to certain of our women's moderate brands. Restructuring and other non-recurring charges are presented below with the reportable segment to which they relate. As presented in Note 13, segment earnings (loss) excludes those charges recorded within the impairment, restructuring and other non-recurring charges caption. Impairment, restructuring and other non-recurring charges as they relate to each business segment (before tax) are summarized as follows:

FISCAL 2006

                                              Three months ended                       Six months ended
                                                 July 29, 2006                           July 29, 2006
                                    --------------------------------------  --------------------------------------
                                    Continuing   Discontinued               Continuing   Discontinued
                                    Operations    Operations      Total     Operations    Operations     Total
                                    -----------  ------------ ------------  -----------  ------------ ------------
Women's Sportswear                  $     1,154  $     1,085  $      2,239  $     3,629  $       984  $      4,613
Men's Sportswear                          1,373         (377)          996        1,373         (377)          996
Other Soft Goods                            117         (180)          (63)         122       (1,407)       (1,285)
General Corporate                          (134)         515           381        1,792          523         2,315
                                    -----------  -----------  ------------  -----------  -----------  ------------
Total                               $     2,510  $     1,043  $      3,553  $     6,916  $      (277) $      6,639
                                    ===========  ===========  ============  ===========  ===========  ============





                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


FISCAL 2007

                                              Three months ended                       Six months ended
                                                August 4, 2007                          August 4, 2007
                                    --------------------------------------  --------------------------------------
                                    Continuing   Discontinued               Continuing   Discontinued
                                    Operations    Operations      Total     Operations    Operations      Total
                                    -----------  ------------ ------------  -----------  ------------ ------------
Women's Sportswear                  $         -  $         -  $          -  $         -  $         -  $          -
Men's Sportswear                              -            -             -            -            -             -
Other Soft Goods                              -            -             -            -            -             -
General Corporate                       114,277            -       114,277      114,277            -       114,277
                                    -----------  -----------  ------------  -----------  -----------  ------------
Total                               $   114,277  $         -  $    114,277  $   114,277  $         -  $    114,277
                                    ===========  ===========  ============  ===========  ===========  ============

For the three months ended July 29, 2006, the costs (income) related to impairment, restructuring and other non-recurring charges were recorded as follows:

                                                                 Three months ended July 29, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (1,024)    $              (1,024)
Cost of products sold                                           -                       109                       109
Impairment of goodwill
   and intangible assets                                        -                         -                         -
Restructuring and other
   non-recurring charges                                    2,510                     1,958                     4,468
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $               2,510     $               1,043     $               3,553
                                            =====================     =====================     =====================
Total after tax cost                        $               1,582     $                 645     $               2,227
                                            =====================     =====================     =====================
Diluted loss per share                      $                0.06     $                0.02     $                0.09
                                            =====================     =====================     =====================

For the six months ended July 29, 2006, the costs (income) related to impairment, restructuring and other non-recurring charges were recorded as follows:

                                                                  Six months ended July 29, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Impairment of goodwill
   and intangible assets                                        -                         -                         -
Restructuring and other
   non-recurring charges                                    6,916                     2,263                     9,179
                                            ---------------------     ---------------------     ---------------------
Total pretax cost (income)                  $               6,916     $                (277)    $               6,639
                                            =====================     =====================     =====================
Total after tax cost (income)               $               4,442     $                (178)    $               4,264
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.17     $               (0.01)    $                0.17
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

For the three and six months ended August 4, 2007, the costs related to impairment, restructuring and other non-recurring charges were recorded as follows:

                                                            Three and six months ended August 4, 2007
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $                   -     $                   -
Cost of products sold                                           -                         -                         -
Impairment of goodwill
   and intangible assets                                  113,717                         -                   113,717
Restructuring and other
   non-recurring charges                                      560                         -                       560
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $             114,277     $                   -     $             114,277
                                            =====================     =====================     =====================
Total after tax cost                        $              76,428     $                   -     $              76,428
                                            =====================     =====================     =====================
Diluted loss per share                      $                2.95     $                   -     $                2.95
                                            =====================     =====================     =====================

A rollforward of the major components of these impairment, restructuring and other non-recurring charges from May 5, 2007 to August 4, 2007 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                         May 5,                                                           August 4,
                                          2007         Provision        Reversals       Utilization         2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $      18,411  $         248   $             -   $       (1,300)  $      17,359
Employee Severance and
    Termination Benefits                        338            312                 -             (360)            290
Impairment of Intangible assets                   -        113,717                 -         (113,717)              -
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      18,749  $     114,277   $             -   $     (115,377)  $      17,649
                                      =============  =============   ===============   ==============   =============


A rollforward of the major components of these restructuring and other non-recurring charges from May 5, 2007 to August 4, 2007 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                         May 5,        Provision/                                          August 4,
                                          2007          (Income)        Reversals       Utilization         2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $       3,723  $           -   $             -   $          212   $       3,935
Employee Severance and
    Termination Benefits                      4,046              -                 -              (72)          3,974
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       7,769  $           -   $             -   $          140   $       7,909
                                      =============  =============   ===============   ==============   =============

Contractual obligations are adverse contractual arrangements under which losses are probable and estimable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. In the second quarter of 2007, changes in the business climate of certain of our moderate women's brands were a triggering event that required impairment testing of these divisions' goodwill and intangible asset balances. In connection with this testing and pursuant to our policies for assessing impairment of goodwill and long-lived assets, $86,111 and $27,606 of goodwill and intangible assets, respectively, including trademarks and customer lists for certain women's brands, were determined to be impaired resulting in a non-cash charge to earnings during the second quarter of 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

In continuing operations, Contractual Obligations will be settled through 2012 in accordance with the related agreements. In discontinued operations, Contractual Obligations and employee severance and termination benefits will be settled through 2009.

NOTE 4. DISCONTINUED OPERATIONS. During the third quarter of 2006, we commenced reporting our New Campaign and IZOD women's sportswear as discontinued operations. Reporting New Campaign as a discontinued operation resulted from our agreement during the third quarter of 2006 to transfer the business and sell business assets to the licensor. We closed on the sale on April 13, 2007. We received $9,984 and recognized a gain on sale of approximately $535. Reporting our IZOD women's sportswear operation as a discontinued operation resulted from our agreement during the third quarter of 2006 to terminate the licensing arrangement. We transitioned this business in the second quarter of 2007 with no significant gain or loss. Prior to being classified as a discontinued operation, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

The results of operations and restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 3) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying condensed consolidated balance sheets.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the restructuring and other non-recurring charges as described in Note 3, are as follows:

                                                   Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
                                                July 29,        August 4,          July 29,        August 4,
                                                  2006            2007               2006            2007
                                            ---------------  --------------     --------------  --------------
Net sales                                   $        16,558  $        2,940     $       41,570  $       23,299
                                            ===============  ==============     ==============  ==============
Restructuring and other
     non-recurring charges                  $         1,958  $            -     $        2,263  $            -
                                            ===============  ==============     ==============  ==============
(Loss) earnings before income taxes                  (1,098)            820              1,749           3,133
Income taxes                                           (318)            301             (5,587)          1,168
                                            ---------------  --------------     --------------  --------------
Net (loss) earnings                         $          (780) $          519     $        7,336  $        1,965
                                            ===============  ==============     ==============  ==============
Diluted (loss) earnings per share           $         (0.03) $         0.02     $         0.28  $         0.08
                                            ===============  ==============     ==============  ==============

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

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               February 3,       July 29,        August 4,
                                                                  2007             2006            2007
                                                             --------------  ---------------  --------------
Cash and cash equivalents                                    $            5  $             3  $            4
Receivables, net                                                     12,898            9,959             435
Inventories                                                          12,248           10,674               -
Current deferred taxes and prepaid expenses                           3,485            2,189           1,935
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       28,636  $        22,825  $        2,374
                                                             ==============  ===============  ==============
Property, plant and equipment, net                           $        1,190  $         1,409  $           87
Goodwill                                                              2,995            2,995               -
Other assets                                                            251            1,546             347
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $        4,436  $         5,950  $          434
                                                             ==============  ===============  ==============
Accounts payable                                             $        9,363  $         8,246  $        1,484
Accrued liabilities                                                  12,911           14,204          10,046
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       22,274  $        22,450  $       11,530
                                                             ==============  ===============  ==============

Deferred income taxes and other                              $          347  $             -  $            -
                                                             --------------  ---------------  --------------
Long-term liabilities of discontinued operations             $          347  $             -  $            -
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

NOTE 5. INVENTORIES. Inventories of continuing operations consist of the following:

                                                           February 3,         July 29,          August 4,
                                                              2007               2006              2007
                                                          -------------     -------------     --------------
Inventories:
      Finished goods                                      $     184,396     $     167,357     $      208,934
      Work in process                                            32,163            29,530             31,214
      Raw materials                                              27,827            32,112             36,562
                                                          -------------     -------------     --------------
      Total inventories                                   $     244,386     $     228,999     $      276,710
                                                          =============     =============     ==============
Net of obsolescence reserves of:                          $      26,500     $      25,609     $       27,223
                                                          =============     =============     ==============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS. Changes in goodwill and intangible assets of continuing operations since the beginning of 2007 are as follows:

                                                            Goodwill          Intangibles
                                                            --------          -----------
Balance at February 3, 2007                               $     228,168     $     202,704
Adjustments to estimated contingent
     purchase price                                               2,984                 -
Purchase price allocation adjustments                            (1,077)            1,058
Impairment charges                                              (86,111)          (27,606)
Acquisitions                                                    107,648            84,000
Amortization expense                                                  -            (6,736)
                                                          -------------     -------------
Balance at August 4, 2007                                 $     251,612     $     253,420
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

We acquired Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) in 2004, CRL Group, LLC, owner of Vince(R) brand and trademark (Vince) in 2006 and HOLLYWOULD, Inc., owner of the HOLLYWOULD(R) brand and trademark (HOLLYWOULD) in 2006. In connection with the acquisitions of Phat, Vince and HOLLYWOULD, additional cash purchase consideration will be due if the acquired entity achieves certain specified financial performance targets in the years immediately following the acquisition. Additional cash purchase consideration for Phat, if earned, will be paid out through 2010 and would be accounted for as additional goodwill. During 2007, we recognized increased additional consideration for Phat for 2006 of $1,684. The Vince and HOLLYWOULD additional cash purchase consideration, if earned, will be paid out through 2011 and would be accounted for as additional goodwill. In connection with our acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration was due if Briggs achieved certain annual operating results for each of the four years after the acquisition (2003 through 2006). During 2007, we recognized increased additional consideration for Briggs for 2006 of $1,300.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Our annual impairment testing is performed in the fourth quarter. In the second quarter of 2007, changes in the business climate of certain of our moderate women's brands were a triggering event that required impairment testing of these divisions' goodwill and intangible asset balances. The impairment resulting from this testing was due to the operating results for the first half of 2007 and expectations regarding future results of these moderate women's brands being well below the expectations reflected in the test performed in the fourth quarter of 2006. Expectations reflected in these prior impairment tests assumed that the changes in the business climate would not be as negative and could be offset with product line adjustments. The reassessment of these moderate women's brands performed during the second quarter of 2007 resulted in the conclusion that an impairment charge was required. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results. As a result, non-cash impairment charges of $86,111 and $27,606 for goodwill and intangibles assets, respectively, including trademarks and customer lists, for certain women's brands were recorded during the second quarter of 2007.

The purchase price allocation adjustments represent the finalization of the purchase price allocation associated with the Vince and HOLLYWOULD acquisitions.

Goodwill and intangibles have increased during the year by $107,648 and $84,000, respectively, due to acquisitions during the year. We are in the process of finalizing such allocations (see Note 2).

Amortization expense is expected to be approximately $14,400 for 2007 and $15,400 for the years 2008 to 2012.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT. At August 4, 2007, there were $16,500 and $19,444 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. The Asian Credit Facility is a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support the working capital needs of our Asian operations. At August 4, 2007, we were in compliance with the covenants of the Asian Credit Facility.

At August 4, 2007, there were no borrowings outstanding under our Senior Credit Facility (a $400,000 five-year secured, syndicated credit facility), and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $27,986 at August 4, 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

In addition to the revolving credit facilities discussed above, our Asian operations maintain uncommitted lines of credit, which totaled $35,718 at August 4, 2007. Borrowings outstanding under these lines at August 4, 2007 were $5,306. We have $6,133 in outstanding letters of credit used by our foreign operations under these lines at August 4, 2007. Additionally, we have $1,870 in outstanding letters of credit at August 4, 2007 related to existing arrangements in place within our recent acquisitions.

NOTE 8. STOCK REPURCHASE PROGRAM. In July 2005, we announced a stock repurchase program (Stock Repurchase Program). The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions. The Board of Directors has approved the investment of up to $75,000 for this purpose. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825. We repurchased no additional shares during the second quarter of 2007. Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the condensed consolidated balance sheets.

NOTE 9. COMPREHENSIVE INCOME (LOSS). Differences between net earnings (loss) and total comprehensive income (loss) resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

                                                          Three months ended                  Six months ended
                                                     ----------------------------       ----------------------------
                                                       July 29,        August 4,          July 29,        August 4,
                                                         2006            2007               2006            2007
                                                     ------------    ------------       ------------   -------------
Net earnings (loss)                                  $      7,166    $    (65,815)      $     16,359   $     (58,430)

Other comprehensive income (loss):
   Currency translation adjustment                           (479)            (75)              (256)            (49)
   Unrecognized (loss) gain on derivatives                   (116)             76               (263)           (111)
                                                     ------------    ------------       ------------   -------------
   Total comprehensive income (loss)                 $      6,571    $    (65,814)      $     15,840   $     (58,590)
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

We recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods. Total stock option expense recorded in the second quarter of 2006 and 2007 has been reduced by an estimated forfeiture rate of 5.0%. This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

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

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of our common stock. We awarded 49,734 shares of restricted stock in the first quarter of 2007. No additional shares of restricted stock were awarded in the second quarter of 2007.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options have been granted since the first quarter of 2005.

A summary of stock options outstanding as of February 3, 2007 and the plans' activity during the six months ended August 4, 2007 is presented below:

                                                                                Weighted Average
                                                                                    Remaining            Aggregate
                                                         Weighted Average          Contractual           Intrinsic
(Shares in thousands)                    Shares           Exercise Price          Term (Years)             Value
                                    ----------------  ---------------------  ---------------------  -----------------
Outstanding at February 3, 2007                2,152  $               29.60
Granted                                            -                      -
Exercised                                        (83)                 24.79
Forfeited or expired                             (64)                 34.57
                                    ----------------  ---------------------  ---------------------  -----------------
Outstanding at August 4, 2007                  2,005  $               29.64                    5.4  $           1,782
                                    ----------------  ---------------------  ---------------------  -----------------

Exercisable at August 4, 2007                  1,781  $               29.88                    5.2  $           1,735
                                    ----------------  ---------------------  ---------------------  -----------------

The total intrinsic value of options exercised during the three and six month periods ended July 29, 2006 were $679 and $2,110, respectively. The total intrinsic value of options exercised during the three and six month periods ended August 4, 2007 were $143 and $453, respectively. The amount of cash received from the exercise of stock options for the three and six months ended August 4, 2007 was $603 and $2,023.

A summary of the activity for nonvested stock option awards as of August 4, 2007 and changes during the six months ended August 4, 2007 is presented below:

                                                         Weighted Average
                                                            Grant Date
(Shares in thousands)                    Awards        Fair Value per Award
                                    ----------------  ---------------------
Nonvested at February 3, 2007                    263  $                8.78
Granted                                            -                      -
Vested                                          (135)                  8.77
Cancelled                                        (18)                  8.72
                                    ----------------  ---------------------

Nonvested at August 4, 2007                      110  $                8.79
                                    ----------------  ---------------------

For the three months ended August 4, 2007, we recorded $327 of stock option expense and a related deferred tax asset of $129. For the six months ended August 4, 2007, we recorded $654 of stock option expense and a related deferred tax asset of $237. As of August 4, 2007, there was $720 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans, which will all be expensed in fiscal year 2007.

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 11. INCOME TAXES. Our effective tax benefit rate on continuing operations for the three and six month periods ended August 4, 2007 was (31.5)% and (31.9)%, respectively. These rates differ from the U.S. statutory tax benefit rate of (35.0)% primarily due to the non-deductibility of certain impairment charges. Excluding impairment, restructuring and other non-recurring charges, our effective tax rate for the three and six month periods ended August 4, 2007 was 42.0% and 37.2%, respectively.

The six month rate differs from the U.S. statutory rate primarily due to state taxes offset in part by the lower tax rate on foreign earnings that will be permanently invested offshore and a statute expiration of an uncertain foreign tax benefit. We believe our 2007 full year effective tax rate for ongoing operations will approximate 35%. This rate differs from the 33% expected after the three months ended May 5, 2007 primarily due to a higher percentage of our earnings now anticipated to come from our domestic operations.

The three month rate differs from the U.S. statutory rate of 35.0% primarily due to state taxes, additional tax reserve requirements and a "catch-up" for the first quarter as our full year effective rate is expected to increase due to a higher percentage of earnings now anticipated to come from domestic operations.

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

                       KELLWOOD COMPANY AND SUBSIDIARIES
                       ---------------------------------
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
 ----------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

NOTE 12. EARNINGS (LOSS) PER SHARE. The following is a reconciliation between basic and diluted earnings (loss) per share:

                                                          Three months ended                  Six months ended
                                                     ----------------------------       ----------------------------
                                                       July 29,        August 4,          July 29,        August 4,
                                                         2006            2007               2006            2007
                                                     ------------    ------------       ------------   -------------
Numerators:
   Net earnings (loss) from continuing operations    $      7,946    $    (66,334)      $      9,023   $     (60,395)
   Net earnings (loss) from discontinued operations          (780)            519              7,336           1,965
                                                     ------------    ------------       ------------   -------------
   Net earnings (loss)                               $      7,166    $    (65,815)      $     16,359   $     (58,430)
                                                     ============    ============       ============   =============

Denominators (000's):
   Average shares outstanding - Basic                      25,700          25,877             25,661          25,913
   Impact of stock options                                    142               -                153               -
                                                     ------------    ------------       ------------   -------------
   Average shares outstanding - Diluted                    25,842          25,877             25,814          25,913
                                                     ============    ============       ============   =============

Earnings (loss) per share:
   Basic:
    Continuing operations                            $       0.31    $      (2.56)      $       0.35   $       (2.33)
    Discontinued operations                                 (0.03)           0.02               0.29            0.08
                                                     ------------    ------------       ------------   -------------
    Earnings (loss) per share                        $       0.28    $      (2.54)      $       0.64   $       (2.25)
                                                     ============    ============       ============   =============

   Diluted:
    Continuing operations                            $       0.31    $      (2.56)      $       0.35   $       (2.33)
    Discontinued operations                                 (0.03)           0.02               0.28            0.08
                                                     ------------    ------------       ------------   -------------
    Earnings (loss) per share                        $       0.28    $      (2.54)      $       0.63   $       (2.25)
                                                     ============    ============       ============   =============

The calculation of diluted earnings per share for the three and six month periods ended July 29, 2006 excludes the impact of the contingent convertible debt and 1,088,400 and 1,160,900 shares of stock options, respectively, because to include them would have been antidilutive. The calculation of diluted earnings (loss) per share for the three and six month periods ended August 4, 2007 excludes the impact of the contingent convertible debt and 2,035,276 and 2,033,456 shares of stock options, respectively, because to include them would have been antidilutive.

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

Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Segment earnings (loss) for the three major consumer market product segments include substantially all of the segment's costs of production, distribution and administration.

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

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three and six months ended July 29, 2006 and August 4, 2007 are as follows:

                                                       Three months ended                   Six months ended
                                                 -------------------------------    -------------------------------
                                                   July 29,          August 4,         July 29,         August 4,
                                                     2006              2007              2006             2007
                                                 -------------    --------------    -------------    --------------
Net sales:
    Women's Sportswear                           $     259,148    $      253,534    $     540,500    $      525,987
    Men's Sportswear                                   116,859           114,674          250,225           243,063
    Other Soft Goods                                    83,641            97,171          162,700           180,776
                                                 -------------    --------------    -------------    --------------
    Total net sales                              $     459,648    $      465,379    $     953,425    $      949,826
                                                 =============    ==============    =============    ==============

Segment earnings (loss):
    Women's Sportswear                           $      12,157    $       18,044    $      26,995    $       30,903
    Men's Sportswear                                    12,669             3,171           18,377             9,418
    Other Soft Goods                                     9,356            11,958           16,307            20,924
    General Corporate                                  (13,198)          (10,618)         (26,414)          (22,540)
                                                 -------------    --------------    -------------    --------------
    Total segments                                      20,984            22,555           35,265            38,705
                                                 -------------    --------------    -------------    --------------

Stock option expense                                       468               327            3,409               654
Amortization of intangible assets                        2,582             3,514            5,063             6,736
Impairment, restructuring and
    other non-recurring charges                          2,510           114,277            6,916           114,277
Interest expense, net                                    3,774             5,031            7,866             9,819
Other expense, net                                        (168)           (3,722)          (1,322)           (4,044)
                                                 -------------    --------------    -------------    --------------
Earnings (loss) before income taxes              $      11,818    $      (96,872)   $      13,333    $      (88,737)
                                                 =============    ==============    =============    ==============

Net assets at quarter-end:
    Women's Sportswear                           $     186,955    $      187,477
    Men's Sportswear                                   105,476           113,928
    Other Soft Goods                                    45,640            93,580
    General Corporate                                  276,749           182,350
                                                 -------------    --------------
    Continuing Operations                              614,820           577,335
    Discontinued Operations                              6,325            (8,722)
                                                 -------------    --------------
    Kellwood total                               $     621,145    $      568,613
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

NOTE 14. NEW ACCOUNTING STANDARDS. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. We have adopted this interpretation in the first quarter of 2007. See Note 11 to Condensed Consolidated Financial Statements for additional disclosure.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements but do not expect it to have a material impact on our financial statements.

NOTE 15. SUBSEQUENT EVENTS. On August 23, 2007, we announced our Phat Farm men's wholesale business entered into a partnership with Longstreet Industries, a division of Stretch-O-Rama, Inc., to design and market the sportswear and outerwear collections under the Phat Farm(R) and the new XV(TM) brand names. On September 6, 2007, we announced we will reorganize the women's sportswear businesses, creating three operating divisions, from seven presently. The three ongoing divisions are: "Lifestyle Alliance", "Designer Alliance" and "Modern Alliance". We estimate the restructuring costs associated with these actions will approximate $26,000 to $36,000 before tax and will be incurred during the third quarter of fiscal 2007 through the end of fiscal 2008.

On September 6, 2007, we announced that our Board of Directors authorized the repurchase of up to 2,500,000 shares of our outstanding shares of common stock. The Board of Directors has approved the investment of up to $50,000 for this share repurchase. This new program results in the termination of the prior stock repurchase program announced July 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheets at July 29, 2006 and August 4, 2007, in the condensed consolidated statements of operations for the three and six month periods ended July 29, 2006 and August 4, 2007, and in the condensed consolidated statements of cash flows for the six month periods ended July 29, 2006 and August 4, 2007. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007).

Our internal reporting utilizes net earnings, earnings per share and gross profit excluding the impairment, restructuring and other non-recurring charges. Such items, excluding the impairment, restructuring and other non-recurring charges, are referred to as ongoing. Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges, which were non-recurring. Therefore, throughout management's discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the impairment, restructuring and other non-recurring charges. The ongoing amounts that exclude the impairment, restructuring and other non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS
-----------------

IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES.
----------------------------------------------------------
Restructuring and other non-recurring charges consist of expenses associated with our efforts to continuously improve operational efficiency along with other non-recurring items. Impairment, restructuring and other non-recurring charges are detailed below.

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

During the second quarter of 2007, we announced that we would consolidate our warehouse operations by closing the Chico, California distribution center. Restructuring charges of approximately $4,000 which are primarily comprised of severance and termination benefits and contractual obligations are expected to be incurred through the fourth quarter of 2007. Restructuring charges of $560 were incurred during the second quarter of 2007. These charges are included in the General Corporate segment.

During the second quarter of 2007, we determined certain intangibles, including trademarks, customer lists and goodwill for certain women's brands were impaired resulting in a charge of $113,717 ($76,078 after tax and $2.94 per diluted share). See Note 6 for more information on the impairment charges. These charges are included in the Women's Sportswear segment.

As described in Note 13, goodwill and net intangible assets are accounted for at the corporate level and as a result, the impairment charges related to those goodwill and intangible assets are presented below with the General Corporate segment. The impairment charges recorded in the second quarter of 2007 related to certain of our women's moderate brands. Restructuring and other non-recurring charges are presented below with the reportable segment to which they relate. As presented in Note 13, segment earnings (loss) excludes those charges recorded within the impairment, restructuring and other non-recurring charges caption. Impairment, restructuring and other non-recurring charges as they relate to each business segment (before tax) are summarized as follows:

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

FISCAL 2006

                                              Three months ended                       Six months ended
                                                 July 29, 2006                           July 29, 2006
                                    --------------------------------------  --------------------------------------
                                    Continuing   Discontinued               Continuing   Discontinued
                                    Operations    Operations      Total     Operations    Operations     Total
                                    -----------  ------------ ------------  -----------  ------------ ------------
Women's Sportswear                  $     1,154  $     1,085  $      2,239  $     3,629  $       984  $      4,613
Men's Sportswear                          1,373         (377)          996        1,373         (377)          996
Other Soft Goods                            117         (180)          (63)         122       (1,407)       (1,285)
General Corporate                          (134)         515           381        1,792          523         2,315
                                    -----------  -----------  ------------  -----------  -----------  ------------
Total                               $     2,510  $     1,043  $      3,553  $     6,916  $      (277) $      6,639
                                    ===========  ===========  ============  ===========  ===========  ============
FISCAL 2007
                                              Three months ended                       Six months ended
                                                August 4, 2007                          August 4, 2007
                                    --------------------------------------  --------------------------------------
                                    Continuing   Discontinued               Continuing   Discontinued
                                    Operations    Operations      Total     Operations    Operations     Total
                                    -----------  ------------ ------------  -----------  ------------ ------------
Women's Sportswear                  $         -  $         -  $          -  $         -  $         -  $          -
Men's Sportswear                              -            -             -            -            -             -
Other Soft Goods                              -            -             -            -            -             -
General Corporate                       114,277            -       114,277      114,277            -       114,277
                                    -----------  -----------  ------------  -----------  -----------  ------------
Total                               $   114,277  $         -  $    114,277  $   114,277  $         -  $    114,277
                                    ===========  ===========  ============  ===========  ===========  ============

For the three months ended July 29, 2006, the costs (income) related to impairment, restructuring and other non-recurring charges were recorded as follows:

                                                                 Three months ended July 29, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (1,024)    $              (1,024)
Cost of products sold                                           -                       109                       109
Impairment of goodwill
   and intangible assets                                        -                         -                         -
Restructuring and other
   non-recurring charges                                    2,510                     1,958                     4,468
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $               2,510     $               1,043     $               3,553
                                            =====================     =====================     =====================
Total after tax cost                        $               1,582     $                 645     $               2,227
                                            =====================     =====================     =====================
Diluted loss per share                      $                0.06     $                0.02     $                0.09
                                            =====================     =====================     =====================

For the six months ended July 29, 2006, the costs (income) related to impairment, restructuring and other non-recurring charges were recorded as follows:

                                                                  Six months ended July 29, 2006
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $              (2,192)    $              (2,192)
Cost of products sold                                           -                      (348)                     (348)
Impairment of goodwill
   and intangible assets                                        -                         -                         -
Restructuring and other
   non-recurring charges                                    6,916                     2,263                     9,179
                                            ---------------------     ---------------------     ---------------------
Total pretax cost (income)                  $               6,916     $                (277)    $               6,639
                                            =====================     =====================     =====================
Total after tax cost (income)               $               4,442     $                (178)    $               4,264
                                            =====================     =====================     =====================
Diluted loss (income) per share             $                0.17     $               (0.01)    $                0.17
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

For the three and six months ended August 4, 2007, the costs related to impairment, restructuring and other non-recurring charges were recorded as follows:

                                                            Three and six months ended August 4, 2007
                                            -------------------------------------------------------------------------
                                                  Continuing               Discontinued
                                                  Operations                Operations                  Total
                                            ---------------------     ---------------------     ---------------------
Net sales                                   $                   -     $                   -     $                   -
Cost of products sold                                           -                         -                         -
Impairment of goodwill
   and intangible assets                                  113,717                         -                   113,717
Restructuring and other
   non-recurring charges                                      560                         -                       560
                                            ---------------------     ---------------------     ---------------------
Total pretax cost                           $             114,277     $                   -     $             114,277
                                            =====================     =====================     =====================
Total after tax cost                        $              76,428     $                   -     $              76,428
                                            =====================     =====================     =====================
Diluted loss per share                      $                2.95     $                   -     $                2.95
                                            =====================     =====================     =====================

A rollforward of the major components of these impairment, restructuring and other non-recurring charges from May 5, 2007 to August 4, 2007 recorded in continuing operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                         May 5,                                                           August 4,
                                          2007         Provision        Reversals        Utilization        2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $      18,411  $         248   $             -   $       (1,300)  $      17,359
Employee Severance and
    Termination Benefits                        338            312                 -             (360)            290
Impairment of Intangible assets                   -        113,717                 -         (113,717)              -
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $      18,749  $     114,277   $             -   $     (115,377)  $      17,649
                                      =============  =============   ===============   ==============   =============


A rollforward of the major components of these restructuring and other non-recurring charges from May 5, 2007 to August 4, 2007 recorded in discontinued operations is as follows:

                                      Accrual as of                                                     Accrual as of
                                         May 5,        Provision/                                          August 4,
                                          2007          (Income)        Reversals       Utilization          2007
                                      -------------  -------------   ---------------   --------------   -------------
Contractual Obligations               $       3,723  $           -   $             -   $          212   $       3,935
Employee Severance and
    Termination Benefits                      4,046              -                 -              (72)          3,974
                                      -------------  -------------   ---------------   --------------   -------------
Total                                 $       7,769  $           -   $             -   $          140   $       7,909
                                      =============  =============   ===============   ==============   =============

Contractual obligations are adverse contractual arrangements under which losses are probable and estimable and where there is no future economic benefit. These include leases and minimum payments under license agreements. Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Total employee severance and termination benefits will be recorded as incurred.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. In the second quarter of 2007, changes in the business climate of certain of our moderate women's brands were a triggering event that required impairment testing of these divisions' goodwill and intangible asset balances. In connection with this testing and pursuant to our policies for assessing impairment of goodwill and long-lived assets, $86,111 and $27,606 of goodwill and intangible assets, respectively, including trademarks and customer lists for certain women's brands, were determined to be impaired resulting in a non-cash charge to earnings during the second quarter of 2007.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

In continuing operations, Contractual Obligations will be settled through 2012 in accordance with the related agreements. In discontinued operations, Contractual Obligations and employee severance and termination benefits will be settled through 2009.

DISCONTINUED OPERATIONS.
------------------------
During the third quarter of 2006, we commenced reporting our New Campaign and IZOD women's sportswear as discontinued operations. Reporting New Campaign as a discontinued operation resulted from our agreement during the third quarter of 2006 to transfer the business and sell business assets to the licensor. We closed on the sale on April 13, 2007. We received $9,984 and recognized a gain on sale of approximately $535. Reporting our IZOD women's sportswear operation as a discontinued operation resulted from our agreement during the third quarter of 2006 to terminate the licensing arrangement. We transitioned this business in the second quarter of 2007 with no significant gain or loss. Prior to being classified as a discontinued operation, the New Campaign and IZOD operations were included in the Women's Sportswear segment.

The results of operations and restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 3) are reported as discontinued operations for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying condensed consolidated balance sheets.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the Restructuring and other non-recurring charges as described in Note 3, are as follows:

                                                   Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
                                                July 29,        August 4,          July 29,        August 4,
                                                  2006            2007               2006            2007
                                            ---------------  --------------     --------------  --------------
Net sales                                   $        16,558  $        2,940     $       41,570  $       23,299
                                            ===============  ==============     ==============  ==============
Restructuring and other
     non-recurring charges                  $         1,958  $            -     $        2,263  $            -
                                            ===============  ==============     ==============  ==============
(Loss) earnings before income taxes                  (1,098)            820              1,749           3,133
Income taxes                                           (318)            301             (5,587)          1,168
                                            ---------------  --------------     --------------  --------------
Net (loss) earnings                         $          (780) $          519     $        7,336  $        1,965
                                            ===============  ==============     ==============  ==============
Diluted (loss) earnings per share           $         (0.03) $         0.02     $         0.28  $         0.08
                                            ===============  ==============     ==============  ==============

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

Summarized assets and liabilities of the discontinued operations are as follows:

                                                               February 3,       July 29,        August 4,
                                                                  2007             2006            2007
                                                             --------------  ---------------  --------------
Cash and cash equivalents                                    $            5  $             3  $            4
Receivables, net                                                     12,898            9,959             435
Inventories                                                          12,248           10,674               -
Current deferred taxes and prepaid expenses                           3,485            2,189           1,935
                                                             --------------  ---------------  --------------
Current assets of discontinued operations                    $       28,636  $        22,825  $        2,374
                                                             ==============  ===============  ==============

Property, plant and equipment, net                           $        1,190  $         1,409  $           87
Goodwill                                                              2,995            2,995               -
Other assets                                                            251            1,546             347
                                                             --------------  ---------------  --------------
Long-term assets of discontinued operations                  $        4,436  $         5,950  $          434
                                                             ==============  ===============  ==============

Accounts payable                                             $        9,363  $         8,246  $        1,484
Accrued liabilities                                                  12,911           14,204          10,046
                                                             --------------  ---------------  --------------
Current liabilities of discontinued operations               $       22,274  $        22,450  $       11,530
                                                             ==============  ===============  ==============

Deferred income taxes and other                              $          347  $             -  $            -
                                                             --------------  ---------------  --------------
Long-term liabilities of discontinued operations             $          347  $             -  $            -
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

RECONCILIATION OF OPERATING RESULTS - CONTINUING OPERATIONS.
------------------------------------------------------------
The following table provides non-GAAP operating results for the three and six months ended July 29, 2006 and August 4, 2007, for the ongoing operations and impairment, restructuring and other non-recurring charges, separately. The table presents this breakdown of our operations in a manner that reconciles to our consolidated results as presented in the condensed consolidated financial statements. The non-GAAP results of operations for the ongoing operations are presented separately from the impairment, restructuring and other non-recurring charges to enhance the user's overall understanding of our current financial performance. We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring expenses that we believe are not indicative of our core operating results. Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The following reconciliation and analysis is for continuing operations only.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

THREE MONTHS ENDED JULY 29, 2006

                                                             Impairment,
                                                         restructuring and
                                           Total             other non-            Ongoing
                                        Continuing        recurring charges       Operations
                                    ------------------   ------------------  -------------------
Net sales                           $          459,648   $                -  $           459,648
Cost of products sold                          363,050                    -              363,050
                                    ------------------   ------------------  -------------------
Gross profit                                    96,598                    -               96,598
SG&A                                            75,614                    -               75,614
Stock option expense                               468                    -                  468
Amortization of intangibles                      2,582                    -                2,582
Impairment, restructuring and
   other non-recurring charges                   2,510               (2,510)                   -
Interest expense, net                            3,774                    -                3,774
Other income, net                                 (168)                   -                 (168)
                                    ------------------   ------------------  -------------------
Earnings before taxes                           11,818                2,510               14,328
Income taxes                                     3,872                  928                4,800
                                    ------------------   ------------------  -------------------
Net earnings from
   continuing operations            $            7,946   $            1,582  $             9,528
                                    ==================   ==================  ===================
Effective tax rate                               32.8%                37.0%                33.5%

THREE MONTHS ENDED AUGUST 4, 2007

                                                             Impairment,
                                                         restructuring and
                                           Total             other non-            Ongoing
                                        Continuing        recurring charges      Operations
                                    ------------------   ------------------  -------------------
Net sales                           $          465,379   $                -  $           465,379
Cost of products sold                          363,230                    -              363,230
                                    ------------------   ------------------  -------------------
Gross profit                                   102,149                    -              102,149
SG&A                                            79,594                    -               79,594
Stock option expense                               327                    -                  327
Amortization of intangibles                      3,514                    -                3,514
Impairment, restructuring and
   other non-recurring charges                 114,277             (114,277)                   -
Interest expense, net                            5,031                    -                5,031
Other income, net                               (3,722)                   -               (3,722)
                                    ------------------   ------------------  -------------------
Earnings (loss) before taxes                   (96,872)             114,277               17,405
Income taxes                                   (30,538)              37,849                7,311
                                    ------------------   ------------------  -------------------
Net earnings (loss) from
   continuing operations            $          (66,334)  $           76,428  $            10,094
                                    ==================   ==================  ===================
Effective tax rate                             (31.5)%                33.1%                42.0%









          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

SIX MONTHS ENDED JULY 29, 2006

                                                             Impairment,
                                                          restructuring and
                                           Total             other non-            Ongoing
                                        Continuing        recurring charges       Operations
                                    ------------------   ------------------  -------------------
Net sales                           $          953,425   $                -  $           953,425
Cost of products sold                          757,158                    -              757,158
                                    ------------------   ------------------  -------------------
Gross profit                                   196,267                    -              196,267
SG&A                                           161,002                    -              161,002
Stock option expense                             3,409                    -                3,409
Amortization of intangibles                      5,063                    -                5,063
Impairment, restructuring and
   other non-recurring charges                   6,916               (6,916)                   -
Interest expense, net                            7,866                    -                7,866
Other income, net                               (1,322)                   -               (1,322)
                                    ------------------   ------------------  -------------------
Earnings before taxes                           13,333                6,916               20,249
Income taxes                                     4,310                2,474                6,784
                                    ------------------   ------------------  -------------------
Net earnings from
   continuing operations            $            9,023   $            4,442  $            13,465
                                    ==================   ==================  ===================
Effective tax rate                               32.3%                35.8%                33.5%

SIX MONTHS ENDED AUGUST 4, 2007

                                                             Impairment,
                                                          restructuring and
                                           Total             other non-            Ongoing
                                        Continuing        recurring charges       Operations
                                    ------------------   ------------------  -------------------
Net sales                           $          949,826   $                -  $           949,826
Cost of products sold                          740,247                    -              740,247
                                    ------------------   ------------------  -------------------
Gross profit                                   209,579                    -              209,579
SG&A                                           170,874                    -              170,874
Stock option expense                               654                    -                  654
Amortization of intangibles                      6,736                    -                6,736
Impairment, restructuring and
   other non-recurring charges                 114,277             (114,277)                   -
Interest expense, net                            9,819                    -                9,819
Other income, net                               (4,044)                   -               (4,044)
                                    ------------------   ------------------  -------------------
Earnings (loss) before taxes                   (88,737)             114,277               25,540
Income taxes                                   (28,342)              37,849                9,507
                                    ------------------   ------------------  -------------------
Net earnings (loss) from
   continuing operations            $          (60,395)  $           76,428  $            16,033
                                    ==================   ==================  ===================
Effective tax rate                             (31.9)%                33.1%                37.2%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)

CONTINUING OPERATIONS - ONGOING OPERATIONS: The following table provides non-GAAP summarized financial data for the three and six month periods ended July 29, 2006 and August 4, 2007 (percentages are calculated based on actual data and columns may not add due to rounding). This table presents the same information for the ongoing operations as presented in the Reconciliation of Operating Results - Continuing Operations shown earlier for the three and six month periods ended July 29, 2006 and August 4, 2007. The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

                                               Three months ended                           Six months ended
                                    ----------------------------------------    ----------------------------------------
                                      July 29,      August 4,      Percent        July 29,      August 4,      Percent
                                        2006          2007         Change           2006          2007         Change
                                    ------------  ------------  ------------    ------------  ------------  ------------
Net sales                           $    459,648  $    465,379           1.2%   $    953,425  $    949,826         (0.4)%
Cost of products sold                    363,050       363,230           0.0%        757,158       740,247         (2.2)%
                                    ------------  ------------  ------------    ------------  ------------  ------------
Gross profit                              96,598       102,149           5.7%        196,267       209,579          6.8%
SG&A                                      75,614        79,594           5.3%        161,002       170,874          6.1%
                                    ------------  ------------  ------------    ------------  ------------  ------------
Operating earnings before
    stock option expense
    and amortization(1)                   20,984        22,555           7.5%         35,265        38,705          9.8%
Stock option expense                         468           327         (30.1)%         3,409           654        (80.8)%
Amortization of intangibles                2,582         3,514          36.1%          5,063         6,736         33.0%
                                    ------------  ------------  ------------    ------------  ------------  ------------
Operating earnings                        17,934        18,714           4.4%         26,793        31,315         16.9%
Interest expense, net                      3,774         5,031          33.3%          7,866         9,819         24.8%
Other income, net                           (168)       (3,722)           NM          (1,322)       (4,044)           NM
                                    ------------  ------------  ------------    ------------  ------------  ------------

Earnings before taxes                     14,328        17,405          21.5%         20,249        25,540         26.1%
Income taxes                               4,800         7,311          52.3%          6,784         9,508         40.2%
                                    ------------  ------------  ------------    ------------  ------------  ------------
Net earnings from
    continuing operations           $      9,528  $     10,094           5.9%   $     13,465  $     16,032         19.1%
                                    ============  ============  ============    ============  ============  ============
Effective tax rate                          33.5%         42.0%                         33.5%         37.2%

NM - Not meaningful

                                               Three months ended                         Six months ended
                                    ----------------------------------------    ----------------------------------------
                                      July 29,      August 4,                     July 29,      August 4,
As a percentage of net sales:           2006          2007       Difference         2006          2007       Difference
-----------------------------       ------------  ------------  ------------    ------------  ------------  ------------

Net sales                                  100.0%        100.0%            -%          100.0%        100.0%           -%
Cost of products sold                       79.0%         78.1%         (0.9)%          79.4%         77.9%        (1.5)%
                                    ------------  ------------  ------------    ------------  ------------  -----------
Gross profit                                21.0%         21.9%          0.9%           20.6%         22.1%         1.5%
SG&A                                        16.5%         17.1%          0.7%           16.9%         18.0%         1.1%
                                    ------------  ------------  ------------    ------------  ------------  -----------
Operating earnings before
    stock option expense
    and amortization(1)                      4.6%          4.8%          0.3%            3.7%          4.1%         0.4%
Stock option expense                         0.1%          0.1%          0.0%            0.4%          0.1%        (0.3)%
Amortization of intangibles                  0.6%          0.8%          0.2%            0.5%          0.7%         0.2%
                                    ------------  ------------  ------------    ------------  ------------  -----------
Operating earnings                           3.9%          4.0%          0.1%            2.8%          3.3%         0.5%
Interest expense, net                        0.8%          1.1%          0.3%            0.8%          1.0%         0.2%
Other income, net                            0.0%         (0.8)%        (0.8)%          (0.1)%        (0.4)%       (0.3)%
                                    ------------  ------------  ------------    ------------  ------------  -----------
Earnings before taxes                        3.1%          3.7%          0.6%            2.1%          2.7%         0.6%
Income taxes                                 1.0%          1.6%          0.5%            0.7%          1.0%         0.3%
                                    ------------  ------------  ------------    ------------  ------------  -----------
Net earnings from
    continuing operations                    2.1%          2.2%          0.1%            1.4%          1.7%         0.3%
                                    ============  ============  ============    ============  ============  ===========

See next page for footnote 1 to the above tables.




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

 SEASONALITY: Our businesses are seasonal and are impacted by the general seasonal trends characteristic of the apparel industry. We generally sell our products prior to the principal retail selling seasons: spring, summer, fall and holiday. As the timing of shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

SALES for ongoing operations for the second quarter of 2007 were $465,379, increasing $5,731 or 1.2% versus the second quarter of 2006. We realized sales growth from Gerber Childrenswear, My Michelle(R) and XOXO(R) juniors and girls businesses and Sag Harbor(R) along with the acquisition of Vince(R) and the relaunch of O Oscar, an Oscar de la Renta Company. These increases were partially offset by decreases in sales due to the anticipated impact of lower sales for certain private brands of women's sportswear, continued softness in our Briggs New York(R) women's bottoms business and the repositioning of our Phat Farm(R) men's wholesale business. Sales for ongoing operations for the six months ended August 4, 2007 were $949,826, decreasing $3,599 or 0.4% versus the six months ended July 29, 2006. The decline in sales for the six months ended August 4, 2007 is due to lower sales volume in certain private brands of our women's sportswear and our dresses and suits business along with softness in Briggs New York women's bottoms business. These decreases were partially offset by the acquisition of Vince.

GROSS PROFIT for ongoing operations for the second quarter of 2007 was $102,149 or 21.9% of sales, increasing $5,551 or 5.7% versus the second quarter of 2006. The increase in our gross margin rate of 0.9 percentage points for the three months ended August 4, 2007 resulted from improved performance by many of our brands led by Sag Harbor, XOXO, My Michelle and Gerber Childrenswear as well as the acquisition of Vince. These increases were offset by manufacturing inefficiencies at Smart Shirts, the repositioning of the Phat Farm men's wholesale business and promotional pricing at Koret to clear excess inventory. Gross profit for ongoing operations for the six months ended August 4, 2007 was $209,579 or 22.1% of sales, increasing $13,312 or 6.8% versus the six months ended July 29, 2006. The improvement in our gross profit margin rate of 1.5 percentage points for the six months ended August 4, 2007 compared to the six months ended July 29, 2006 resulted from the Vince acquisition and improved performance of a number of our brands at retail and to a lesser extent, lower product costs. These increases were partially offset by manufacturing inefficiencies at Smart Shirts, the repositioning of the Phat Farm men's wholesale business and promotional pricing at the Koret division to clear inventory.

SG&A EXPENSE for ongoing operations for the second quarter of 2007 was $79,594, increasing $3,980 or 5.3% versus the second quarter of 2006. The increase in SG&A expense for the three months ended August 4, 2007 is primarily due to the acquisitions of Vince, HOLLYWOULD, Hanna Andersson and Royal Robbins, the addition of 22 new retail stores associated with our Women's Sportswear segment and activities to fund new or relaunched brand initiatives to support our future growth. SG&A expense for ongoing operations for the six months ended August 4, 2007 was $170,874 or 18.0% of sales, increasing $9,872 versus the six months ended July 29, 2006 due to the acquisitions of Vince, HOLLYWOULD, Hanna Andersson and Royal Robbins, the addition of new retail stores and activities to fund strategic initiatives.

INCOME TAXES: Our effective tax rate on ongoing operations for the three and six month periods ended August 4, 2007 was 42% and 37.2%, respectively. The six month rate differs from the U.S. statutory rate primarily due to state taxes offset in part by the lower tax rate on foreign earnings that will be permanently invested offshore and a statute expiration of a foreign uncertain tax benefit. The three month rate differs from the U.S. statutory rate of 35.0% primarily due to state taxes, additional tax reserve requirements and a "catch-up" for the first quarter as our full year effective rate is expected to increase due to a higher percentage of earnings now anticipated to come from domestic operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


We believe our 2007 full year effective tax rate for ongoing operations will approximate 35%. This rate differs from the 33% expected after the three months ended May 5, 2007 primarily due to a higher percentage of our earnings now anticipated to come from our domestic operations.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Our annual impairment testing is performed in the fourth quarter. In the second quarter of 2007, changes in the business climate of certain of our moderate women's brands were a triggering event that required impairment testing of these divisions' goodwill and intangible asset balances. The impairment resulting from this testing was due to the operating results for the first half of 2007 and expectations regarding future results of these moderate women's brands being well below the expectations reflected in the test performed in the fourth quarter of 2006. Expectations reflected in these prior impairment tests assumed that the changes in the business climate would not be as negative and could be offset with product line adjustments. The reassessment of these moderate women's brands performed during the second quarter of 2007 resulted in the conclusion that an impairment charge was required. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results. As a result, non-cash impairment charges of $86,111 and $27,606 for goodwill and intangibles assets, respectively, including trademarks and customer lists for certain of our women's moderate brands were recorded during the second quarter of 2007.

DISCONTINUED OPERATIONS: The following table provides summarized operating results for the three and six month periods ended July 29, 2006 and August 4, 2007, for the discontinued operations.

                                                      Three months ended           Six months ended
                                                 ----------------------------  --------------------------
                                                   July 29,        August 4,     July 29,      August 4,
                                                     2006            2007          2006          2007
                                                 ------------    ------------  ------------  ------------
Net sales                                        $     16,558    $      2,940  $     41,570  $     23,299
Cost of products sold                                  12,108           1,680        29,573        17,757
                                                 ------------    ------------  ------------  ------------
Gross profit                                            4,450           1,260        11,997         5,542
SG&A                                                    3,601             231         8,016         2,541
                                                 ------------    ------------  ------------  ------------
Operating earnings before amortization
    and restructuring and other
    non-recurring charges(1)                              849           1,029         3,981         3,001
Amortization of intangibles                                 -               -             -             -
Restructuring and other
    non-recurring charges                               1,958               -         2,263             -
                                                 ------------    ------------  ------------  ------------
Operating (loss) earnings                              (1,109)          1,029         1,718         3,001
Interest expense, net                                       -               -             -             -
Other (income) and expense, net                           (11)            209           (31)         (132)
                                                 ------------    ------------  ------------  ------------
(Loss) earnings before taxes                           (1,098)            820         1,749         3,133
Income taxes                                             (318)            301        (5,587)        1,168
                                                 ------------    ------------  ------------  ------------
Net (loss) earnings from discontinued operations $       (780)   $        519  $      7,336  $      1,965
                                                 ============    ============  ============  ============
Effective tax rate                                      (29.1)%          36.6%           NM          37.3%

NM - Not meaningful

See next page for footnote 1 to the above tables.




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

Sales for the second quarter of 2007 were $2,940, decreasing $13,618 or 82.2% primarily due to sales that were eliminated when certain discontinued operations ceased operating. During the third quarter of 2006, our New Campaign and IZOD women's sportswear operations became discontinued. Operating results for the three and six months ended July 29, 2006 and August 4, 2007 primarily relate to the New Campaign and IZOD operations. The transaction related to New Campaign closed in April 2007. We transitioned the IZOD business in the second quarter of 2007 with no significant gain or loss.

Income taxes for the six months ended July 29, 2006 include a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Our effective tax rate on discontinued operations for the three and six months ended August 4, 2007 was 36.6% and 37.3%, respectively.

SEGMENT RESULTS
---------------
We and our subsidiaries are principally engaged in the apparel and related soft goods industry. Our divisions are aggregated into the following reportable segments:

     o   Women's Sportswear,
     o   Men's Sportswear,
     o   Other Soft Goods, and
     o   General Corporate.

Segment net sales and earnings for the three and six month periods ended July 29, 2006 and August 4, 2007 do not include impairment, restructuring and other non-recurring charges; therefore, ongoing operations and continuing operations are the same. Net sales and segment earnings for continuing operations by segment for these periods were as follows:

                                              Three months ended                         Six months ended
                                    --------------------------------------    --------------------------------------
                                      July 29,     August 4,     Percent        July 29,    August 4,      Percent
Net sales                               2006         2007        Change           2006         2007        Change
---------                           -----------  -----------  ------------    -----------  -----------  ------------
Women's Sportswear                  $   259,148  $   253,534          (2.2)%  $   540,500  $   525,987          (2.7)%
Men's Sportswear                        116,859      114,674          (1.9)%      250,225      243,063          (2.9)%
Other Soft Goods                         83,641       97,171          16.2%       162,700      180,776          11.1%
                                    -----------  -----------  ------------    -----------  -----------  ------------
Total net sales                     $   459,648  $   465,379           1.2%   $   953,425  $   949,826          (0.4)%
                                    ===========  ===========  ============    ===========  ===========  ============




          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                                         Three months ended - amounts           Three months ended - percentages
                                    --------------------------------------  -----------------------------------------
                                      July 29,     August 4,     Percent       July 29,     August 4,
Segment earnings                        2006         2007        Change         2006          2007        Difference
----------------                    -----------  -----------  ------------   -----------   -----------   ------------
Women's Sportswear                  $    12,157  $    18,044          48.4%          4.7%          7.1%           2.4%
Men's Sportswear                         12,669        3,171         (75.0)%        10.8%          2.8%          (8.0)%
Other Soft Goods                          9,356       11,958          27.8%         11.2%         12.3%           1.1%
General Corporate                       (13,198)     (10,618)        (19.5)%          NM            NM             NM
                                    -----------  -----------  ------------   -----------   -----------   ------------
Segment earnings                    $    20,984  $    22,555           7.5%          4.6%          4.8%           0.2%
                                    ===========  ===========  ============   ===========   ===========   ============

                                          Six months ended - amounts              Six months ended - percentages
                                    --------------------------------------  -----------------------------------------
                                      July 29,     August 4,     Percent       July 29,     August 4,
Segment earnings                        2006         2007        Change         2006          2007        Difference
----------------                    -----------  -----------  ------------   -----------   -----------   ------------
Women's Sportswear                  $    26,995  $    30,903          14.5%          5.0%          5.9%           0.9%
Men's Sportswear                         18,377        9,418         (48.8)%         7.3%          3.9%          (3.4)%
Other Soft Goods                         16,307       20,924          28.3%         10.0%         11.6%           1.6%
General Corporate                       (26,414)     (22,540)        (14.7)%          NM            NM             NM
                                    -----------  -----------  ------------   -----------   -----------   ------------
Segment earnings                    $    35,265  $    38,705           9.8%          3.7%          4.1%           0.4%
                                    ===========  ===========  ============   ===========   ===========   ============

NM - Not meaningful

WOMEN'S SPORTSWEAR. Sales for the second quarter of 2007 were $253,534, decreasing $5,614 or 2.2% versus the second quarter of 2006. Sales for the six months ended August 4, 2007 were $525,987 decreasing $14,513 or 2.7% versus the six months ended July 29, 2006. The decrease in sales for the three months ended August 4, 2007 was due to lower sales for certain private brands and continued softness in Briggs New York women's bottoms business. These decreases were partially offset by organic growth realized from My Michelle and XOXO juniors and girls businesses and Sag Harbor along with the acquisition of Vince and the relaunch of O Oscar. The decrease in sales for the six months ended August 4, 2007 was due to lower sales of certain private brands, continued softness in Briggs New York women's bottoms business, the anticipated impact of retail consolidations and lower sales of Halmode dresses and suits. These decreases were partially offset by the acquisition of Vince, the relaunch of O Oscar and growth from Calvin Klein women's better sportswear and My Michelle and XOXO juniors and girls businesses.

Segment earnings for the second quarter of 2007 were $18,044, increasing $5,887 or 48.4% versus the second quarter of 2006. Segment earnings for the six months ended August 4, 2007 were $30,903, increasing $3,908 or 14.5% from the six months ended July 29, 2006. The increase in segment earnings is due to improvements at Sag Harbor compared to a weak 2006, strong retail results in our XOXO and My Michelle juniors sportswear businesses and the acquisition of Vince, partially offset by promotional pricing at Koret to clear excess inventory and higher markdowns for certain brands.

MEN'S SPORTSWEAR. Sales for the second quarter of 2007 were $114,674, decreasing $2,185 or 1.9% versus the second quarter of 2006. Sales for the six months ended August 4, 2007 were $243,063, decreasing $7,162 or 2.9% versus the six months ended July 29, 2006. The decreases in sales primarily relate to the repositioning of the Phat Farm men's wholesale business.

Segment earnings for the second quarter of 2007 were $3,171, decreasing $9,498 or 75.0% versus the second quarter of 2006. Segment earnings for the six months ended August 4, 2007 were $9,418, decreasing $8,959 or 48.8% versus the six months ended July 29, 2006. The decrease in segment earnings for the three and six months ended August 4, 2007 is due to manufacturing inefficiencies at Smart Shirts and to a lesser extent, the repositioning of the Phat Farm men's wholesale business.

OTHER SOFT GOODS. Sales for the second quarter of 2007 were $97,171, increasing $13,530 or 16.2% versus the second quarter of 2006. Sales for the six months ended August 4, 2007 were $180,776, increasing $18,076 or 11.1% versus the six months ended July 29, 2006. The increase in sales for the three and six months ended August 4, 2007 is primarily from improved layette performance of Gerber Childrenswear.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


Segment earnings for the second quarter of 2007 were $11,958, increasing $2,602 or 27.8% versus the second quarter of 2006. Segment earnings for the six months ended August 4, 2007 were $20,924, increasing $4,617 or 28.3% versus the six months ended July 29, 2006. Earnings for the three and six months ended August 4, 2007 increased at a higher rate than sales as the continued strong retail performance and execution of our Gerber Childrenswear and American Recreation Products divisions leveraged the underlying cost structures.

GENERAL CORPORATE. Expense for the second quarter of 2007 was $10,618, decreasing $2,580 or 19.5% versus the second quarter of 2006. Expense for the six months ended August 4, 2007 was $22,540, decreasing $3,874 or 14.7% versus the six months ended July 29, 2006. The decrease in expense for the three and six months ended August 4, 2007 is primarily due to decreases in incentive program expenses.

FINANCIAL CONDITION
-------------------
Cash flow from operations continues to be our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions. We use financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. Management monitors leverage through our debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders' equity, or total capital). At August 4, 2007, our debt-to-capital ratio was 47.4%, up 3.0 percentage points from February 3, 2007 and up 2.2 percentage points from July 29, 2006. The increase from July 29, 2006 was primarily due to the decrease in equity resulting from the impairment of goodwill and intangibles recognized during the second quarter of 2007.

In July 2005, we announced the Stock Repurchase Program of up to ten percent or $75,000 of our stock. During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430. During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006. During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825. We did not purchase any shares under the Stock Repurchase Program during the second quarter of 2007. Management believes that the current cash and borrowing availability will provide the capital flexibility necessary to fund the remainder of the stock repurchase program and to meet existing obligations and engage in acquisitions supporting our business strategy.

NET CASH PROVIDED BY OPERATING ACTIVITIES increased $7,549 from $19,735 for the six months ended July 29, 2006 to $27,284 for the six months ended August 4, 2007. The increase in net cash provided by operating activities is primarily due to the decrease in payments related to the 2005 Restructuring Plan and the reduction in working capital components resulting from the winding down of the discontinued operations.

Working Capital
Working capital is significantly influenced by sales patterns, which are highly seasonal. Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times. Receivable levels are driven by recent months' sales and customer payment experience. The working capital fluctuations from February 3, 2007 to August 4, 2007 are primarily a result of seasonality of our businesses. Comparisons from July 29, 2006 to August 4, 2007 include:

     - Accounts receivable decreased $9,752 from $302,490 at July 29, 2006 to $292,738 at August 4, 2007. The decrease in accounts receivable is due to the timing of sales during the quarter, as days sales outstanding were consistent at 51 days at July 29, 2006 and 52 days at August 4, 2007.

     - Inventories increased $47,711 from $228,999 at July 29, 2006 to $276,710 at August 4, 2007. Days supply were 53 days at July 29, 2006 compared to 64 days at August 4, 2007. The largest drivers of the increased amounts and days supply were the acquisitions of Hanna Andersson and Royal Robbins in the second quarter of 2007. Amounts and days supply were also up as a result of earlier receipt of fall inventory as compared to 2006.

     - Accounts payable decreased $21,125 from $183,024 at July 29, 2006 to $161,899 at August 4, 2007 primarily as a result of payment timing.

     - Accrued expenses were largely unchanged and were $75,314 at July 29, 2006 and $74,781 at August 4, 2007.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------------------
                 (Dollars in thousands, except per share data)


Working capital of discontinued operations decreased $9,531 from $375 at July 29, 2006 to negative working capital of $9,156 at August 4, 2007 due to reduced accounts receivable and inventory as we complete the dispositions and shutdown activities of these businesses but have yet to settle all contractual obligations.

NET CASH USED IN INVESTING ACTIVITIES increased $217,076 from $16,722 for the six months ended July 29, 2006 to $233,798 for the six months ended August 4, 2007. The net cash used in investing activities for the six months ending August 4, 2007 primarily relates to the acquisitions of Hanna Andersson and Royal Robbins of $225,854 as discussed below, additional cash purchase consideration for prior acquisitions of $9,828 and capital expenditures. This was partially offset by $9,984 of cash proceeds received during the first six months of 2007 due to the closing of the New Campaign transaction to transfer the business and sell business assets to the licensor.

On July 2, 2007, we completed the acquisition of Royal Robbins, Inc., a division of Phoenix Footwear Group, Inc. Royal Robbins designs and markets premium quality active sportswear and travel apparel for men and women. Royal Robbins adds an important label to our portfolio of brands. The purchase price (including acquisition costs) for Royal Robbins was $38,250 in cash.

On July 13, 2007, we completed the acquisition of Hanna Andersson Corporation. Hanna Andersson is a leading brand in the specialty children's apparel market and expands our children's business platform into upscale brands with an important direct-to-consumer focus. The purchase price for Hanna Andersson (including acquisition costs) was $187,604 in cash, net of cash acquired.

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

NET CASH USED IN FINANCING ACTIVITIES decreased $761 from $5,383 for the six months ended August 4, 2007 compared to $6,144 for the six months ended July 29, 2006. The change was primarily due to an increase in notes payable of $4,743 related to foreign operations and a reduction of $1,181 of stock purchases under the Stock Repurchase Program, offset by a payment on long-term debt of $2,778 related to foreign operations and reductions in stock transactions under incentive plans of $3,532.

At August 4, 2007, there were $16,500 and $19,444 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. The Asian Credit Facility is a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support the working capital needs of our Asian operations. At August 4, 2007, we were in compliance with the covenants of the Asian Credit Facility.

At August 4, 2007, there were no borrowings outstanding under our Senior Credit Facility (a $400,000 five-year secured, syndicated credit facility), and we were in compliance with all covenants. Letters of credit outstanding under the Senior Credit Facility were $27,986 at August 4, 2007.

In addition to the revolving credit facilities discussed above, our Asian operations maintain uncommitted lines of credit, which totaled $35,718 at August 4, 2007. Borrowings outstanding under these lines at August 4, 2007 were $5,306. We have $6,133 in outstanding letters of credit used by our foreign operations under these lines at August 4, 2007. Additionally, we have $1,870 in outstanding letters of credit at August 4, 2007 related to existing arrangements in place within our recent acquisitions.

CASH AND CASH EQUIVALENTS decreased $211,897 for the six month period ended August 4, 2007 primarily due to the acquisitions as noted above compared to a decrease of $3,131 in cash and cash equivalents for the same period of the prior year.

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

     o availability of suitable acquisition candidates and integrating them into our existing business; and

     o our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangibles and the effect of such changes on our consolidated financial statements could be material. While we believe that the current recorded carrying value of our goodwill and intangibles is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future.

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

Forward-looking statements are not guarantees, as actual results could differ materially from those expressed or implied in forward-looking statements. We specifically disclaim any obligation to publicly update, modify, retract or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

At August 4, 2007, our debt portfolio was composed of 91.9% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during the quarter. Management does not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed during 2007.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $488,015, which compares to the book value of $511,480. Various financial instruments that we issue are sensitive to changes in interest rates. Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt. With respect to our fixed-rate debt outstanding at August 4, 2007, a 10% increase in interest rates would have resulted in approximately a $20,737 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $22,438 increase in the market value of our fixed-rate debt.

In addition, we do not believe that foreign currency risk, commodity price or inflation risk are expected to be material to our business or our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of August 4, 2007, to provide reasonable assurance to the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to report material information otherwise required to be set forth in our reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KELLWOOD COMPANY


September 7, 2007                  /s/ Gregory W. Kleffner
                                   ---------------------------------------------
                                   Gregory W. Kleffner
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)