Form 10-Q
period 2007-11-03
KELLWOOD CO
filed 2007-12-07
CIK 55080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]    NO  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [   ]    NO [X]

Number of shares of common stock, par value $0.01, outstanding at November 3, 2007: 25,825,866.

KELLWOOD COMPANY

INDEX
Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

	Signatures

	Certification of Chief Executive Officer, pursuant to Section 302
	Certification of Chief Financial Officer, pursuant to Section 302
	Certification of Chief Executive Officer and Chief Financial Officer,
	pursuant to Section 906

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	February 3,	October 28,	November 3,
	2007	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$341,077	$394,354	$130,984
Receivables, net	235,582	262,394	216,143
Inventories	152,578	133,665	160,608
Current deferred taxes and prepaid expenses	52,194	38,997	56,562
Current assets of discontinued operations	191,131	185,234	183,262
Total current assets	972,562	1,014,644	747,559

Property, plant and equipment, net	41,990	41,113	44,222
Intangible assets, net	202,704	152,335	249,478
Goodwill	228,168	200,887	251,035
Other assets	25,227	17,833	62,831
Long-term assets of discontinued operations	43,925	42,927	39,291
Total assets	$1,514,576	$1,469,739	$1,394,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion
of long-term debt	$-	$-	$42
Accounts payable	131,709	118,757	94,757
Accrued salaries and employee benefits	25,759	27,045	22,729
Other accrued expenses	70,246	42,843	47,532
Current liabilities of discontinued operations	102,396	98,588	99,016
Total current liabilities	330,110	287,233	264,076

Long-term debt	469,961	469,922	470,220
Deferred income taxes and other	62,366	66,891	78,490
Long-term liabilities of discontinued operations	17,013	19,444	19,548
Stockholders’ equity:
Common stock	280,236	278,176	282,071
Retained earnings	514,559	511,717	442,608
Accumulated other comprehensive loss	(8,259)	(9,331)	(9,118)
Less treasury stock, at cost	(151,410)	(154,313)	(153,479)
Total stockholders’ equity	635,126	626,249	562,082
Total liabilities and stockholders’ equity	$1,514,576	$1,469,739	$1,394,416

See accompanying notes to condensed consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007

Net sales	$397,007	$404,055	$1,139,031	$1,143,109
Cost of products sold	301,904	293,260	879,289	847,320
Gross profit	95,103	110,795	259,742	295,789
Selling, general and administrative expenses	72,689	93,443	215,506	245,231
Stock option expense	468	332	3,877	986
Amortization of intangible assets	2,628	3,942	7,692	10,678
Impairment, restructuring and other
non-recurring charges	19,041	15,820	25,957	130,098
Interest expense, net	2,903	7,035	9,819	15,667
Other income, net	(106)	(46)	(358)	(27)
Loss before income taxes	(2,520)	(9,731)	(2,751)	(106,844)
Income taxes	(1,037)	(3,782)	(1,119)	(33,315)
Net loss from continuing operations	(1,483)	(5,949)	(1,632)	(73,529)
Net earnings from discontinued operations	9,558	4,867	26,067	14,016
Net earnings (loss)	$8,075	$(1,082)	$24,435	$(59,513)

Weighted average shares outstanding:
Basic and diluted	25,722	25,857	25,682	25,895

Earnings (loss) per share:
Basic:
Continuing operations	$(0.06)	$(0.23)	$(0.06)	$(2.84)
Discontinued operations	0.37	0.19	1.02	0.54
Net earnings (loss)	$0.31	$(0.04)	$0.95	$(2.30)
Diluted:
Continuing operations	$(0.06)	$(0.23)	$(0.06)	$(2.84)
Discontinued operations	0.37	0.19	1.02	0.54
Net earnings (loss)	$0.31	$(0.04)	$0.95	$(2.30)

Dividends paid per share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to condensed consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended
	October 28,	November 3,
	2006	2007

Operating activities:
Net earnings (loss)	$24,435	$(59,513)
Add/(deduct) items not affecting operating cash flows:
Depreciation and amortization	26,689	33,362
Stock-based compensation expense	3,877	986
Gain on sale of business	-	(535)
Deferred income taxes and other	1,143	(3,571)
Incremental tax benefits from stock options exercised	(256)	(35)
Non-cash adjustments related to impairment, restructuring
and other non-recurring charges (net of tax benefit)	15,097	86,587
Changes in working capital components:
Receivables, net	(14,923)	22,051
Inventories	(1,314)	26,785
Prepaid expenses	(3,804)	3,567
Accounts payable and accrued expenses	(4,549)	(51,160)
Payment of liabilities associated with restructuring activities	(23,626)	(23,570)
Current deferred and accrued income taxes	1,613	2,799
Net cash provided by operating activities	$24,382	$37,753

Investing activities:
Additions to property, plant and equipment	$(13,875)	$(17,162)
Acquisitions (including additional cash purchase consideration)	(8,541)	(235,048)
Proceeds from sale of business	-	9,984
Receipts for note receivable	2,063	688
Dispositions of fixed assets	392	3,530
Net cash used in investing activities	$(19,961)	$(238,008)

Financing activities:
Borrowings of notes payable	$67,391	$80,209
Payments of notes payable	(69,956)	(72,709)
Change in bank overdraft	(3,767)	548
Repayments of long-term debt	-	(2,778)
Dividends paid	(12,331)	(12,439)
Stock purchases under stock repurchase programs	(5,006)	(4,940)
Stock transactions under incentive plans	6,387	2,237
Incremental tax benefits from stock options exercised	256	35
Net cash used in financing activities	$(17,026)	$(9,837)

Net change in cash and cash equivalents	$(12,605)	$(210,092)
Cash and cash equivalents, beginning of period	406,959	341,076
Cash and cash equivalents, end of period	$394,354	$130,984

See accompanying notes to condensed consolidated financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)

Note 1. Basis of presentation.  The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis.  In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007).  As used in this Report, unless the context requires otherwise, “our”, “us” and “we” refer to Kellwood Company and its subsidiaries.

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

Note  2. Business combinations.  On July 2, 2007, we completed the acquisition of Royal Robbins, Inc., a division of Phoenix Footwear Group, Inc.  Royal Robbins® designs and markets premium quality active sportswear and travel apparel for men and women.  The purchase price (including acquisition costs) for Royal Robbins was $37,610 in cash.

On July 13, 2007, we completed the acquisition of Hanna Andersson Corporation.  Hanna Andersson® is a leading brand in the specialty children's apparel market and expands our children’s business platform into upscale brands with an important direct-to-consumer focus.  The purchase price for Hanna Andersson (including acquisition costs) was $187,604 in cash, net of cash acquired.

In connection with the Hanna Andersson and Royal Robbins acquisitions, we are in the process of determining the fair value of the assets acquired and liabilities assumed.  We are in the process of finalizing third-party valuations of certain intangible assets and other estimates of assets acquired and liabilities assumed; thus, the allocations of purchase price are subject to refinement.  During the third quarter, there were no significant changes to the preliminary purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Hanna Andersson		Royal Robbins
Cash	$89		$-
Receivables	721		3,009
Inventories	24,655		5,172
Other current assets	6,509		122
Property, plant and equipment	7,367		88
Intangible assets	62,000	(1)	22,000	(2)
Goodwill	97,584		9,483
Other assets	1,498		134
Total assets acquired	200,423		40,008

Total liabilities	12,730		2,398

Net assets acquired	$187,693		$37,610

See footnotes on next page.

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

During 2007, we have announced several rationalization efforts aimed at improving our operational efficiency.  These 2007 restructuring activities, along with other impairment and non-recurring charges, consist of the following:

•
During the second quarter of 2007, we announced that we would consolidate our warehouse operations by closing the Chico, California distribution center.  Restructuring charges of approximately $3,500, which are primarily comprised of severance and termination benefits and contractual obligations, are expected to be incurred through the fourth quarter of 2007.  Restructuring charges of $2,245 and $2,805 were incurred during the three and nine months ended November 3, 2007, respectively.  These charges relate to the General Corporate segment.

•
During the second quarter of 2007, we determined certain intangibles, including trademarks, customer lists and goodwill for certain women’s mainstream brands were impaired resulting in a charge of $113,717 ($76,078 after tax and $2.92 per diluted share).  See Note 6 for more information on the impairment charges.  These charges relate to the General Corporate segment.

•
During the third quarter of 2007, we announced our Phat Farm men’s wholesale business entered into a partnership with Longstreet Industries, a division of Stretch-O-Rama, Inc., to design and market the sportswear and outerwear collections under the Phat Farm® and the new XV™ brand names in an effort to refocus the Phat Farm business solely on licensing.  Restructuring charges of approximately $11,000 which are primarily comprised of severance and termination benefits, contractual obligations and fixed asset impairment are expected to be incurred through the fourth quarter of 2007.  Restructuring charges of $9,718 were incurred in the third quarter of 2007.  These charges relate to the Women’s Sportswear segment (see Note 13 for additional discussion of the classification of Phat Farm in the Women’s Sportswear segment).

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

•
During the third quarter of 2007, we announced we will reorganize the women’s sportswear businesses, creating three operating divisions, from seven.  Further, we have undertaken initiatives to streamline corporate functions and implement supply chain savings initiatives.  Restructuring charges of approximately $26,783 which are primarily comprised of severance and termination benefits, contractual obligations, fixed asset impairment and non-recurring systems and process redesign costs are expected to be incurred through the end of fiscal 2008 related to such activities.  Restructuring charges of $3,385 were incurred in the third quarter of 2007.  Charges of $1,637 and $1,748 relate to the Women’s Sportswear and General Corporate segments, respectively.

The 2007 impairment, restructuring and non-recurring charges are included within continuing operations.  The total expected costs of these actions and the provision recorded to date related to our reportable segments (before tax) is summarized as follows:

		Total
	Total	Provision
	Expected	Recorded
	Cost	to Date
Women’s Sportswear	$29,000	$11,356
General Corporate	126,000	119,081
Total	$155,000	$130,437

As described in Note 13, goodwill and net intangible assets are accounted for at the corporate level and as a result, the impairment charges related to those goodwill and intangible assets are presented below with the General Corporate segment.  The impairment charges recorded in the second quarter of 2007 related to certain of our women’s mainstream brands.  Restructuring and other non-recurring charges are presented below with the reportable segment to which they relate.  As presented in Note 13, segment earnings (loss) excludes those charges recorded within the impairment, restructuring and other non-recurring charges caption.  Impairment, restructuring and other non-recurring charges (cost reversals) as they relate to each business segment (before tax) are summarized as follows:

	Three months ended			Nine months ended
	October 28, 2006			October 28, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Women’s Sportswear	$18,767	$219	$18,986	$22,396	$1,203	$23,599
Men’s Sportswear	(351)	(19)	(370)	1,022	(396)	626
Other Soft Goods	17	(2,301)	(2,284)	139	(3,708)	(3,569)
General Corporate	608	125	733	2,400	647	3,047
Total	$19,041	$(1,976)	$17,065	$25,957	$(2,254)	$23,703

The restructuring and other non-recurring charges (cost reversals) for the three and nine months ended October 28, 2006 were all related to the 2005 Restructuring Plan.

	Three months ended			Nine months ended
	November 3, 2007			November 3, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Women’s Sportswear	$11,017	$(145)	$10,872	$11,017	$(145)	$10,872
Men’s Sportswear	-	(38)	(38)	-	(38)	(38)
Other Soft Goods	-	(536)	(536)	-	(536)	(536)
General Corporate	4,803	1,100	5,903	119,081	1,100	120,181
Total	$15,820	$381	$16,201	$130,098	$381	$130,479

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

The impairment, restructuring and other non-recurring charges for the three and nine months ended November 3, 2007 included provision reversals of $339 in continuing operations related to the Women’s Sportswear segment and all charges in discontinued operations related to the 2005 Restructuring Plan.  All other charges for the three and nine month periods related to the 2007 restructuring activities, along with impairment and other non-recurring charges during 2007.

For the three and nine months ended October 28, 2006, the costs (cost reversals) related to restructuring and other non-recurring charges were recorded as follows:

	Three months ended			Nine months ended
	October 28, 2006			October 28, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$-	$-	$-	$-	$(2,192)	$(2,192)
Cost of products sold	-	-	-	-	(348)	(348)
Restructuring and other
non-recurring charges	19,041	(1,976)	17,065	25,957	286	26,243
Total pretax cost	$19,041	$(1,976)	$17,065	$25,957	$(2,254)	$23,703
Total after tax cost	$12,092	$(1,258)	$10,834	$16,534	$(1,437)	$15,097
Diluted loss (income) per share	$0.47	$(0.05)	$0.42	$0.64	$(0.06)	$0.59

The restructuring and other non-recurring charges for the three and nine months ended October 28, 2006 were all related to the 2005 Restructuring Plan. Cost reversals are primarily a result of the change in estimate related to the reversals of amounts originally provided for non-recurring inventory and purchase commitment reserves as part of discontinued operations resulted primarily from much better than anticipated sales to existing customers without significant order cancellations or price concessions.

For the three and nine months ended November 3, 2007, the costs related to impairment, restructuring and other non-recurring charges were recorded as follows:

	Three months ended			Nine months ended
	November 3, 2007			November 3, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Impairment of goodwill
and intangible assets	$-	$-	$-	$113,717	$-	$113,717
Restructuring and other
non-recurring charges	14,298	381	14,679	14,859	381	15,240
Fixed asset impairment	1,522	-	1,522	1,522	-	1,522
Total pretax cost	$15,820	$381	$16,201	$130,098	$381	$130,479
Total after tax cost	$9,919	$240	$10,159	$86,347	$240	$86,587
Diluted loss per share	$0.38	$0.01	$0.39	$3.33	$0.01	$3.34

The impairment, restructuring and other non-recurring charges for the three and nine months ended November 3, 2007 included provision reversals of $339 in continuing operations and additional provisions of $381 in discontinued operations related to the 2005 Restructuring Plan, each presented in the Restructuring and other non-recurring charges caption above.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

A rollforward of the major components of these impairment, restructuring and other non-recurring charges from August 4, 2007 to November 3, 2007 recorded in continuing operations is as follows:

	Accrual as of				Accrual as of
	August 4,				November 3,
	2007	Provision	Reversals	Utilization	2007
Contractual Obligations	$17,359	$6,593	$(339)	$(6,803)	$16,810
Employee Severance and
Termination Benefits	290	6,094	-	(4,744)	1,640
Systems and Process Redesign Costs	-	1,140	-	(870)	270
Fixed Asset Impairment	-	1,522	-	(1,522)	-
Other Non-Recurring Charges	-	810	-	(60)	750
Total	$17,649	$16,159	$(339)	$(13,999)	$19,470

Amounts included above as of November 3, 2007 related to the 2005 Restructuring Plan were $15,341 and $289 which are presented in Contractual Obligations and Employee Severance and Termination Benefits, respectively.

A rollforward of the major components of these restructuring charges from August 4, 2007 to November 3, 2007 recorded in discontinued operations (see Note 4 for further discussion of discontinued operations) is as follows:

	Accrual as of				Accrual as of
	August 4,				November 3,
	2007	Provision	Reversals	Utilization	2007
Contractual Obligations	$3,935	$1,100	$(719)	$(1,673)	$2,643
Employee Severance and
Termination Benefits	3,974	-	-	(69)	3,905
Total	$7,909	$1,100	$(719)	$(1,742)	$6,548

Amounts included above as of November 3, 2007 were all related to the 2005 Restructuring Plan.

Contractual Obligations are adverse contractual arrangements under which losses are probable and estimable and where there is no future economic benefit.  These include leases and minimum payments under license agreements.  Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Total employee severance and termination benefits will be recorded as incurred.  Systems and process redesign costs include the non-recurring charges associated with formulating and evaluating systems alternatives, data conversion costs, evaluation and redesign of business processes and training costs directly related to the 2007 restructuring activities.  Fixed asset impairment related to business systems are included in systems and process redesign costs.  Fixed Asset Impairment includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values less costs to sell.

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

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 4. Discontinued operations.  In November 2007, we announced that Youngor Group Co., Ltd. (Youngor Group) agreed to acquire our Smart Shirts business for approximately $120,000 in cash. The transaction, which is subject to certain customary closing conditions including foreign regulatory approvals, is expected to close by the end of fiscal year 2007.  Separately, in November 2007, we sold the Smart Shirts real estate assets in Hong Kong for approximately $41,000 in cash.  Neither the potential impact due to the sale of the Smart Shirts business nor the sale of the Smart Shirts real estate assets have been included in the Condensed Consolidated Financial Statements, except to present Smart Shirts as a discontinued operation.  Prior to being classified as a discontinued operation, Smart Shirts was included in the Men’s Sportswear segment. We do not expect the sale of the Smart Shirts business and real estate assets to result in a significant gain or loss.

During the third quarter of 2006, we commenced reporting our New Campaign and IZOD women’s sportswear as discontinued operations.  Reporting New Campaign as a discontinued operation resulted from our agreement during the third quarter of 2006 to transfer the business and sell business assets to the licensor.  We closed on the sale in April 2007.  We received $9,984 and recognized a gain on sale of approximately $535.  Reporting our IZOD women’s sportswear operation as a discontinued operation resulted from our agreement during the third quarter of 2006 to terminate the licensing arrangement.  We transitioned this business in the second quarter of 2007 with no significant gain or loss.  Prior to being classified as a discontinued operation, the New Campaign and IZOD operations were included in the Women’s Sportswear segment.

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

Operating results for the discontinued operations, including all charges incurred during the periods presented for the restructuring and other non-recurring charges as described in Note 3, are as follows:

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales	$141,618	$126,276	$394,588	$360,347
Restructuring and other
non-recurring charges (cost reversals)	$(1,976)	$381	$286	$381
Earnings before income taxes	12,883	7,392	28,196	18,900
Income taxes	3,325	2,525	2,129	4,884
Net earnings	$9,558	$4,867	$26,067	$14,016
Earnings per share	$0.37	$0.19	$1.02	$0.54

Income taxes for the nine months ended October 28, 2006 includes a $6,300 reversal of allowances for tax exposures related to a 2003 discontinued operation no longer deemed necessary due to finalization of an open tax year.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Summarized assets and liabilities of the discontinued operations are as follows:

	February 3,	October 28,	November 3,
	2007	2006	2007

Receivables, net	$79,849	$74,420	$80,002
Inventories	104,056	103,835	93,486
Current deferred taxes and prepaid expenses	7,226	6,979	9,774
Current assets of discontinued operations	$191,131	$185,234	$183,262

Property, plant and equipment, net	$35,197	$33,416	$33,241
Goodwill	2,995	2,995	-
Other assets	5,733	6,516	6,050
Long-term assets of discontinued operations	$43,925	$42,927	$39,291

Notes payable and current portion of long-term debt	$19,556	$16,556	$27,056
Accounts payable	50,230	48,894	32,996
Accrued liabilities	32,610	33,138	38,964
Current liabilities of discontinued operations	$102,396	$98,588	$99,016

Long-term debt	$16,667	$19,444	$13,889
Deferred income taxes and other	346	-	5,659
Long-term liabilities of discontinued operations	$17,013	$19,444	$19,548

The above assets and liabilities are primarily related to the Smart Shirts manufacturing operations.  In addition to the New Campaign and IZOD operations, which were disposed by November 2007, accrued liabilities reflect charges taken in connection with the restructuring activities that have not yet been paid and primarily relate to contractual obligations.

Note 5. Inventories.  Inventories of continuing operations consist of the following:

	February 3,	October 28,	November 3,
	2007	2006	2007
Inventories:
Finished goods	$141,951	$122,148	$148,726
Work in progress	7,776	6,696	4,954
Raw materials	2,851	4,821	6,928
Total inventories	$152,578	$133,665	$160,608
Net of obsolescence reserves of:	$20,089	$19,274	$23,454

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 6. Goodwill and intangible assets. Changes in goodwill and intangible assets of continuing operations since the beginning of 2007 are as follows:

	Goodwill	Intangibles
Balance at February 3, 2007	$228,168	$202,704
Adjustment to estimated contingent
purchase price	2,984	-
Purchase price allocation adjustments	(1,073)	1,058
Impairment charges	(86,111)	(27,606)
Acquisitions	107,067	84,000
Amortization expense	-	(10,678)
Balance at November 3, 2007	$251,035	$249,478

We acquired Phat Fashions, LLC and Phat Licensing, LLC (together referred to as Phat) in 2004, CRL Group, LLC, owner of Vince® brand and trademark (Vince) in 2006 and HOLLYWOULD, Inc., owner of the HOLLYWOULD® brand and trademark (HOLLYWOULD) in 2006.  In connection with the acquisitions of Phat, Vince and HOLLYWOULD, additional cash purchase consideration will be due if the acquired entity achieves certain specified financial performance targets in the years immediately following the acquisition.  Additional cash purchase consideration for Phat, if earned, will be paid out through 2010 and would be accounted for as additional goodwill.  During 2007, we recognized increased additional consideration for Phat for 2006 of $1,684.  The Vince and HOLLYWOULD additional cash purchase consideration, if earned, will be paid out through 2011 and would be accounted for as additional goodwill.  In connection with our acquisition of Briggs New York Corp. (Briggs) in 2003, additional cash purchase consideration was due if Briggs achieved certain annual operating results for each of the four years after the acquisition (2003 through 2006).  During 2007, we recognized increased additional consideration for Briggs for 2006 of $1,300.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  Our annual impairment testing is performed in the fourth quarter.  In the second quarter of 2007, changes in the business climate of certain of our mainstream women’s brands were a triggering event that required impairment testing of these divisions’ goodwill and intangible asset balances.  The impairment resulting from this testing was due to the operating results for the first half of 2007 and expectations regarding future results of these mainstream women’s brands being well below the expectations reflected in the test performed in the fourth quarter of 2006.  Expectations reflected in these prior impairment tests assumed that the changes in the business climate would not be as negative and could be offset with product line adjustments.  The reassessment of these mainstream women’s brands performed during the second quarter of 2007 resulted in the conclusion that an impairment charge was required. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results.  As a result, non-cash impairment charges of $86,111 and $27,606 for goodwill and intangibles assets, respectively, including trademarks and customer lists, for certain women’s mainstream brands were recorded during the second quarter of 2007.

The purchase price allocation adjustments represent the finalization of the purchase price allocation associated with the Vince and HOLLYWOULD acquisitions.

Goodwill and intangibles have increased during the year by $107,067 and $84,000, respectively, due to acquisitions during the year.  These amounts relate to Hanna Andersson and Royal Robbins and are net of purchase price allocation adjustments.  We are in the process of finalizing such allocations (see Note 2).

Amortization expense is expected to be approximately $14,500 for 2007 and $15,500 for the years 2008 to 2012.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 7. Notes payable and long-term debt.  At November 3, 2007, there were no borrowings outstanding under our Senior Credit Facility (a $400,000 five-year secured, syndicated credit facility), and we were in compliance with all covenants.  Letters of credit outstanding under the Senior Credit Facility were $28,975 at November 3, 2007.  Additionally, we have $272 in outstanding letters of credit at November 3, 2007 related to existing arrangements in place within our recent acquisitions.

During the third quarter of 2007, the Smart Shirts business is presented as a discontinued operation (see Note 4).  The notes payable and long-term debt of this business follows.

•
At November 3, 2007, there were $21,500 and $19,445 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. The Asian Credit Facility is a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support the working capital needs of our Asian operations.  At November 3, 2007, we were in compliance with the covenants of the Asian Credit Facility.

•
In addition to the revolving credit facilities discussed above, our Asian operations maintain uncommitted lines of credit, which totaled $28,718 at November 3, 2007.  There were no borrowings outstanding under these lines at November 3, 2007.  We have $8,751 in outstanding letters of credit used by our foreign operations under these lines at November 3, 2007.

Subsequent to the close of the third quarter 2007, the Asian Credit Facility was paid in full with the proceeds from the sale of the Smart Shirts building (as discussed in Note 4) and terminated.

Note 8.  Stock Repurchase Program.  In July 2005, we announced a stock repurchase program.  The Board of Directors authorized us to repurchase, at our discretion, up to ten percent of the outstanding shares of our common stock through open market or privately negotiated transactions.  The Board of Directors approved the investment of up to $75,000 for this purpose.  During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430.  During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006.  During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825.  We repurchased no additional shares prior to the termination of this program, as described below.

In September 2007, we announced that our Board of Directors authorized us to repurchase, at our discretion, up to 2,500,000 shares of our common stock through open market or privately negotiated transactions.  The Board of Directors approved the investment of up to $50,000 for this share repurchase.  During the third quarter of 2007, we repurchased 69,900 shares at an average price of $15.95 per share totaling $1,117.  Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the condensed consolidated balance sheets.  This new program resulted in the termination of the stock repurchase program announced in July 2005.

Note 9. Comprehensive income (loss).   Differences between net earnings (loss) and total comprehensive income (loss) resulted from foreign currency translation and unrecognized impacts of derivative instruments as follows:

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net earnings (loss)	$8,075	$(1,082)	$24,435	$(59,513)
Other comprehensive (loss):
Currency translation	(279)	(590)	(536)	(639)
Unrecognized gain (loss) on derivatives	102	(109)	(161)	(220)
Total comprehensive income (loss)	$7,898	$(1,781)	$23,738	$(60,372)

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 10.  Share-based compensation.  On January 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of our employee share-based options.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) is supplemented by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment.  SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.  SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

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

We recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods.  Total stock option expense recorded in the third quarter of 2006 and 2007 has been reduced by an estimated forfeiture rate of 5.0%.  This estimate will be revised in subsequent periods if actual forfeitures differ from the original estimates.

We have issued stock options and restricted shares to employees under share-based compensation plans.  Stock options are issued at the current market price, subject to a three to five year vesting period with a contractual term of 10 years.  Shares are issued from treasury stock upon the exercise of stock options.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of our common stock.  We awarded 49,734 shares of restricted stock in the first quarter of 2007.  No additional shares of restricted stock were awarded through the third quarter of 2007.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  No options have been granted since the first quarter of 2005.

A summary of stock options outstanding as of February 3, 2007 and the plans’ activity during the nine months ended November 3, 2007 is presented below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at February 3, 2007	2,152	$29.60
Granted	-	-
Exercised	(83)	24.79
Forfeited or expired	(106)	34.19
Outstanding at November 3, 2007	1,963	$29.55	4.9	$1,772

Exercisable at November 3, 2007	1,746	$29.78	4.7	$1,727

The total intrinsic value of options exercised during the three and nine month periods ended October 28, 2006 was $191 and $2,301, respectively.  The total intrinsic value of options exercised during the three and nine month periods ended November 3, 2007 were $0 and $453, respectively.  The amount of cash received from the exercise of stock options for the three and nine months ended November 3, 2007 was $0 and $2,023.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

A summary of the activity for nonvested stock option awards as of November 3, 2007 and changes during the nine months ended November 3, 2007 is presented below:

		Grant Date
(Shares in thousands)	Awards	Fair Value per Award
Nonvested at February 3, 2007	263	$8.78
Granted	-	-
Vested	(135)	8.77
Cancelled	(25)	8.77

Nonvested at November 3, 2007	103	$8.78

For the three months ended November 3, 2007, we recorded $332 of stock option expense and a related deferred tax asset of $121.  For the nine months ended November 3, 2007, we recorded $986 of stock option expense and a related deferred tax asset of $358.  As of November 3, 2007, there was $388 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans, which will all be expensed in fiscal year 2007.

Note 11. Income Taxes.  Our effective tax benefit rate on continuing operations for the three and nine month periods ended November 3, 2007 was 38.9% and 31.2%, respectively.  The three month rate differs from the U.S. statutory tax rate of 35.0% primarily due to state taxes.  The nine month rate differs from the U.S. statutory tax rate primarily due to the non-deductibility of certain impairment charges.

Excluding impairment, restructuring and other non-recurring charges, our effective tax rate for continuing operations for the three and nine month periods ended November 3, 2007 was 34.8% and 44.9%, respectively.  The three and nine month rates differ from the U.S. statutory rate of 35.0% primarily due to state taxes.  We believe our 2007 full year effective tax rate for ongoing operations will approximate 39%.  This rate differs from the 35% expected after the six months ended August 4, 2007 primarily due to a higher percentage of our ongoing earnings now anticipated to come from our domestic operations due to the fact that a majority of our foreign earnings are now being classified as discontinued operations.

We adopted the provision of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on February 4, 2007.  As of this date, we had $38,235 of unrecognized tax benefits, including $23,782 which would affect our effective tax rate if recognized.  As a result of the implementation of FIN 48, we reclassified $30,683 of tax liabilities from current to non-current and $3,018 to deferred tax assets which had previously been netted against current liabilities.  No adjustment was made to retained earnings in adopting FIN 48 and there have been no material changes in the amount of unrecognized tax benefits since adoption.  It is reasonably possible that within the next 12 months we could settle some ongoing audits with various taxing jurisdictions and/or we could have the statute of limitations expire in various jurisdictions.  Should these events occur, our unrecognized tax benefits could be reduced by $7,000 to $10,000.

We include accrued interest and penalties on underpayments of income taxes in our income tax provision.  As of February 4, 2007, we had accrued approximately $5,266 of gross interest and penalties ($3,884 net of tax).  Interest is computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in our tax returns.

All amounts related to FIN 48 include continuing and discontinued operations.

We are no longer subject to examination for U.S. federal income tax for 2003 and prior.  With limited exceptions, we are no longer subject to state income tax examinations for 2001 and prior.  Foreign income tax returns are principally no longer subject to examination for 2000 and prior.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Note 12.  Earnings (loss) per share.  The following is a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Numerators:
Net (loss) earnings from continuing operations	$(1,483)	$(5,949)	$(1,632)	$(73,529)
Net earnings from discontinued operations	9,558	4,867	26,067	14,016
Net earnings (loss)	$8,075	$(1,082)	$24,435	$(59,513)

Denominators (000's):
Average shares outstanding - Basic	25,722	25,857	25,682	25,895
Impact of stock options	-	-	-	-
Average shares outstanding - Diluted	25,722	25,857	25,682	25,895

Earnings (loss) per share:
Basic:
Continuing operations	$(0.06)	$(0.23)	$(0.06)	$(2.84)
Discontinued operations	0.37	0.19	1.02	0.54
Earnings (loss) per share	$0.31	$(0.04)	$0.95	$(2.30)

Earnings (loss) per share:
Diluted:
Continuing operations	$(0.06)	$(0.23)	$(0.06)	$(2.84)
Discontinued operations	0.37	0.19	1.02	0.54
Earnings (loss) per share	$0.31	$(0.04)	$0.95	$(2.30)

The calculation of diluted earnings per share for the three and nine month periods ended October 28, 2006 excludes the impact of the contingent convertible debt and 1,247,000 and 1,270,000, shares of stock options, respectively, because to include them would have been antidilutive.  The calculation of diluted earnings (loss) per share for the three and nine month periods ended November 3, 2007 excludes the impact of the contingent convertible debt and 1,996,740 and 1,993,085 shares of stock options, respectively, because to include them would have been antidilutive.

Note 13. Reportable segments.  We and our subsidiaries are principally engaged in the apparel and related soft goods industries.  Our operations are managed in a number of divisions that are organized around individual product lines and brands.  These divisions are aggregated into two major consumer market product groupings along with General Corporate, which represent our reportable segments.  These segments are:

•
Women's Sportswear designs, merchandises and sells women's sportswear sold through leading retailers in all channels of distribution.  The product line includes blazers, dresses, sweaters, blouses, vests, other tops, skirts, pants and skorts.  The business is primarily branded goods sold at the popular-to-moderate price points, but the segment does include some better-to-bridge lines – upper price point women's sportswear sold principally to specialty stores, department stores and catalog houses.  A partial list of such brands are Vince®, HOLLYWOULD, Phat Farm®, Sag Harbor®, Koret®, Jax®, Democracy®, Sangria™, Jolt®, My Michelle® and Briggs New York®.  Calvin Klein, XOXO®, David Meister, O Oscar, an Oscar de le Renta Company and Baby Phat®, are produced under licensing agreements.

•
Other Soft Goods designs, merchandises and sells children’s apparel and recreation apparel and products (tents, sleeping bags, backpacks and related products).  The business is primarily branded goods including Royal Robbins, Kelty®, and Sierra Design® for recreation products and Hanna Andersson and Gerber® for children’s apparel.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

•	General Corporate includes general and administrative expenses at the corporate level that are not allocated to the above segments.

Prior to the third quarter of 2007, we also reported a Men’s Sportswear segment in continuing operations.  With the announced sale in the third quarter of 2007, the Smart Shirts business previously reported in this segment is now reported as a discontinued operation (see Note 4) in the Men’s Sportswear segment.  Further, we have announced the transformation of the Phat Farm men’s wholesale business to solely a licensing model during the third quarter of 2007 (see Note 3), which was already in place within the Phat Fashions division.   This business, from which the majority of revenues are generated by the Baby Phat brand, is now reported within the Women’s Sportswear segment in continuing operations.  The factors for determining the reportable segments included the manner in which management evaluates the performance of the total company with the nature of the individual business activities.  In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all prior period segment information was reclassified to conform to this new financial reporting presentation.

Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance.  Segment earnings (loss) for the two major consumer market product segments include substantially all of the segment's costs of production, distribution and administration.

Segment net assets include net working capital, net fixed assets and other noncurrent assets and liabilities of each segment.  Goodwill, net intangibles, debt, cash and certain corporate assets, including capitalized software and shared distribution centers are accounted for at the corporate level and as a result are included in the General Corporate segment net assets.  Stock option expense and amortization of intangibles are accounted for at the corporate level and are not allocated to the segments.   Capital expenditures exclude the cost of long-lived assets included in acquisitions accounted for under purchase accounting.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

Sales, segment earnings (loss) and net assets for continuing operations by segment for the three and nine months ended October 28, 2006 and November 3, 2007 are as follows:

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales:
Women's Sportswear	$315,034	$276,222	$894,358	$834,499
Other Soft Goods	81,973	127,833	244,673	308,610
Total net sales	$397,007	$404,055	$1,139,031	$1,143,109

Segment earnings (loss):
Women's Sportswear	$24,909	$11,632	$56,838	$46,454
Other Soft Goods	9,374	16,563	25,680	37,488
General Corporate	(11,869)	(10,843)	(38,282)	(33,384)
Total segments	22,414	17,352	44,236	50,558

Stock option expense	468	332	3,877	986
Amortization of intangible assets	2,628	3,942	7,692	10,678
Impairment, restructuring and
other non-recurring charges	19,041	15,820	25,957	130,098
Interest expense, net	2,903	7,035	9,819	15,667
Other income, net	(107)	(46)	(358)	(27)
Loss before income taxes	$(2,519)	$(9,731)	$(2,751)	$(106,844)

Net assets at quarter end:
Women's Sportswear	$204,559	$182,465
Other Soft Goods	49,196	96,636
General Corporate	262,365	178,992
Continuing Operations	516,120	458,093
Discontinued Operations	110,129	103,989
Kellwood total	$626,249	$562,082

Note 14. New accounting standards.  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes.  We adopted this interpretation in the first quarter of 2007.  See Note 11 for additional disclosure.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB authorized its staff to draft a proposed FASB Staff Position (FSP) that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The proposed FSP will not defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually.  We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements, but do not expect it to have a material impact on our financial statements.

KELLWOOD COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(Dollars in thousands, except per share data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.   This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.   This Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements but do not expect it to have a material impact on our financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is focused on significant changes in financial condition and results of operations in the condensed consolidated balance sheets at October 28, 2006 and November 3, 2007, in the condensed consolidated statements of operations for the three and nine month periods ended October 28, 2006 and November 3, 2007, and in the condensed consolidated statements of cash flows for the nine month periods ended October 28, 2006 and November 3, 2007. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report to Stockholders on Form 10-K for 2006 (the fiscal year ended February 3, 2007).

Our internal reporting utilizes net earnings, earnings per share and gross profit excluding the impairment, restructuring and other non-recurring charges.  Such items, excluding the impairment, restructuring and other non-recurring charges, are referred to as ongoing.  Management evaluates each of its divisions using these ongoing measures in order to isolate the results of operations by excluding these charges, which were non-recurring.  Therefore, throughout management’s discussion and analysis of financial condition and results of operations, there will be a discussion of operating results both including and excluding the impairment, restructuring and other non-recurring charges.  The ongoing amounts that exclude the impairment, restructuring and other non-recurring charges are non-GAAP measures and may not be comparable to measures used by other entities.

OPERATING RESULTS

Impairment, restructuring and other non-recurring charges
Restructuring and other non-recurring charges consist of expenses associated with our efforts to continuously improve operational efficiency along with other non-recurring items.  Impairment, restructuring and other non-recurring charges are detailed below.

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

During 2007, we have announced several rationalization efforts aimed at improving our operational efficiency.  These 2007 restructuring activities, along with other impairment and non-recurring charges, consist of the following:

•
During the second quarter of 2007, we announced that we would consolidate our warehouse operations by closing the Chico, California distribution center.  Restructuring charges of approximately $3,500, which are primarily comprised of severance and termination benefits and contractual obligations, are expected to be incurred through the fourth quarter of 2007.  Restructuring charges of $2,245 and $2,805 were incurred during the three and nine months ended November 3, 2007, respectively.  These charges relate to the General Corporate segment.

•
During the second quarter of 2007, we determined certain intangibles, including trademarks, customer lists and goodwill for certain women’s mainstream brands were impaired resulting in a charge of $113,717 ($76,078 after tax and $2.92 per diluted share).  See Note 6 to Condensed Consolidated Financial Statements for more information on the impairment charges.  These charges relate to the General Corporate segment.

•
During the third quarter of 2007, we announced our Phat Farm men’s wholesale business entered into a partnership with Longstreet Industries, a division of Stretch-O-Rama, Inc., to design and market the sportswear and outerwear collections under the Phat Farm® and the new XV™ brand names in an effort to refocus the Phat Farm business solely on licensing.  Restructuring charges of approximately $11,000 which are primarily comprised of severance and termination benefits, contractual obligations and fixed asset impairment are expected to be incurred through the fourth quarter of 2007.  Restructuring charges of $9,718 were incurred in the third quarter of 2007.  These charges relate to the Women’s Sportswear segment (see Note 13 to Condensed Consolidated Financial Statements for additional discussion of the classification of Phat Farm in the Women’s Sportswear segment).

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

•
During the third quarter of 2007, we announced we will reorganize the women’s sportswear businesses, creating three operating divisions, from seven.  Further, we have undertaken initiatives to streamline corporate functions and implement supply chain savings initiatives.  Restructuring charges of approximately $26,783 which are primarily comprised of severance and termination benefits, contractual obligations, fixed asset impairment and non-recurring systems and process redesign costs are expected to be incurred through the end of fiscal 2008 related to such activities.  Restructuring charges of $3,385 were incurred in the third quarter of 2007.  Charges of $1,637 and $1,748 relate to the Women’s Sportswear and General Corporate segments, respectively.

The 2007 impairment, restructuring and non-recurring charges are included within continuing operations.  The total expected costs of these actions and the provision recorded to date related to our reportable segments (before tax) is summarized as follows:

		Total
	Total	Provision
	Expected	Recorded
	Cost	to Date
Women’s Sportswear	$29,000	$11,356
General Corporate	126,000	119,081
Total	$155,000	$130,437

As described in Note 13, goodwill and net intangible assets are accounted for at the corporate level and as a result, the impairment charges related to those goodwill and intangible assets are presented below with the General Corporate segment.  The impairment charges recorded in the second quarter of 2007 related to certain of our women’s mainstream brands.  Restructuring and other non-recurring charges are presented below with the reportable segment to which they relate.  As presented in Note 13, segment earnings (loss) excludes those charges recorded within the impairment, restructuring and other non-recurring charges caption.  Impairment, restructuring and other non-recurring charges (cost reversals) as they relate to each business segment (before tax) are summarized as follows:

	Three months ended			Nine months ended
	October 28, 2006			October 28, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Women’s Sportswear	$18,767	$219	$18,986	$22,396	$1,203	$23,599
Men’s Sportswear	(351)	(19)	(370)	1,022	(396)	626
Other Soft Goods	17	(2,301)	(2,284)	139	(3,708)	(3,569)
General Corporate	608	125	733	2,400	647	3,047
Total	$19,041	$(1,976)	$17,065	$25,957	$(2,254)	$23,703

The restructuring and other non-recurring charges (cost reversals) for the three and nine months ended October 28, 2006 were all related to the 2005 Restructuring Plan.

	Three months ended			Nine months ended
	November 3, 2007			November 3, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Women’s Sportswear	$11,017	$(145)	$10,872	$11,017	$(145)	$10,872
Men’s Sportswear	-	(38)	(38)	-	(38)	(38)
Other Soft Goods	-	(536)	(536)	-	(536)	(536)
General Corporate	4,803	1,100	5,903	119,081	1,100	120,181
Total	$15,820	$381	$16,201	$130,098	$381	$130,479

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

The impairment, restructuring and other non-recurring charges for the three and nine months ended November 3, 2007 included provision reversals of $339 in continuing operations related to the Women’s Sportswear segment and all charges in discontinued operations related to the 2005 Restructuring Plan.  All other charges for the three and nine month periods related to the 2007 restructuring activities, along with impairment and other non-recurring charges during 2007.

For the three and nine months ended October 28, 2006, the costs (cost reversals) related to restructuring and other non-recurring charges were recorded as follows:

	Three months ended			Nine months ended
	October 28, 2006			October 28, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$-	$-	$-	$-	$(2,192)	$(2,192)
Cost of products sold	-	-	-	-	(348)	(348)
Restructuring and other
non-recurring charges	19,041	(1,976)	17,065	25,957	286	26,243
Total pretax cost	$19,041	$(1,976)	$17,065	$25,957	$(2,254)	$23,703
Total after tax cost	$12,092	$(1,258)	$10,834	$16,534	$(1,437)	$15,097
Diluted loss (income) per share	$0.47	$(0.05)	$0.42	$0.64	$(0.06)	$0.59

The restructuring and other non-recurring charges for the three and nine months ended October 28, 2006 were all related to the 2005 Restructuring Plan. Cost reversals are primarily a result of the change in estimate related to the reversals of amounts originally provided for non-recurring inventory and purchase commitment reserves as part of discontinued operations resulted primarily from much better than anticipated sales to existing customers without significant order cancellations or price concessions.

For the three and nine months ended November 3, 2007, the costs related to impairment, restructuring and other non-recurring charges were recorded as follows:

	Three months ended			Nine months ended
	November 3, 2007			November 3, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Impairment of goodwill
and intangible assets	$-	$-	$-	$113,717	-	$113,717
Restructuring and other
non-recurring charges	14,298	381	14,679	14,859	381	15,240
Fixed asset impairment	1,522	-	1,522	1,522	-	1,522
Total pretax cost	$15,820	$381	$16,201	$130,098	$381	$130,479
Total after tax cost	$9,919	$240	$10,159	$86,347	$240	$86,587
Diluted loss per share	$0.38	$0.01	$0.39	$3.33	$0.01	$3.34

The impairment, restructuring and other non-recurring charges for the three and nine months ended November 3, 2007 included provision reversals of $339 in continuing operations and additional provisions of $381 in discontinued operations related to the 2005 Restructuring Plan, each presented in the Restructuring and other non-recurring charges caption above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

A rollforward of the major components of these impairment, restructuring and other non-recurring charges from August 4, 2007 to November 3, 2007 recorded in continuing operations is as follows:

	Accrual as of				Accrual as of
	August 4,				November 3,
	2007	Provision	Reversals	Utilization	2007
Contractual Obligations	$17,359	$6,593	$(339)	$(6,803)	$16,810
Employee Severance and
Termination Benefits	290	6,094	-	(4,744)	1,640
Systems and Process Redesign Costs	-	1,140	-	(870)	270
Fixed Asset Impairment	-	1,522	-	(1,522)	-
Other Non-Recurring Charges	-	810	-	(60)	750
Total	$17,649	$16,159	$(339)	$(13,999)	$19,470

Amounts included above as of November 3, 2007 related to the 2005 Restructuring Plan were $15,341 and $289 which are presented in Contractual Obligations and Employee Severance and Termination Benefits, respectively.

A rollforward of the major components of these restructuring charges from August 4, 2007 to November 3, 2007 recorded in discontinued operations (see Note 4 to Condensed Consolidated Financial Statements for further discussion of discontinued operations) is as follows:

	Accrual as of				Accrual as of
	August 4,				November 3,
	2007	Provision	Reversals	Utilization	2007
Contractual Obligations	$3,935	$1,100	$(719)	$(1,673)	$2,643
Employee Severance and
Termination Benefits	3,974	-	-	(69)	3,905
Total	$7,909	$1,100	$(719)	$(1,742)	$6,548

Amounts included above as of November 3, 2007 were all related to the 2005 Restructuring Plan.

Contractual Obligations are adverse contractual arrangements under which losses are probable and estimable and where there is no future economic benefit.  These include leases and minimum payments under license agreements.  Employee Severance and Termination Benefits are provided for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Total employee severance and termination benefits will be recorded as incurred.  Systems and process redesign costs include the non-recurring charges associated with formulating and evaluating systems alternatives, data conversion costs, evaluation and redesign of business processes and training costs directly related to the 2007 restructuring activities.  Fixed asset impairment related to business systems are included in systems and process redesign costs.  Fixed Asset Impairment includes provisions for fixed assets that were determined to be impaired in connection with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and were written down to their fair values less costs to sell.

In continuing operations, Contractual Obligations will be settled through 2012 in accordance with the related agreements.  In discontinued operations, Contractual Obligations and employee severance and termination benefits will be settled through 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Discontinued operations
In November 2007, we announced that Youngor Group Co., Ltd. (Youngor Group) agreed to acquire our Smart Shirts business for approximately $120,000 in cash. The transaction, which is subject to certain customary closing conditions including foreign regulatory approvals, is expected to close by the end of fiscal year 2007.  Separately, in November 2007, we sold the Smart Shirts real estate assets in Hong Kong for approximately $41,000 in cash.  Neither the potential impact due to the sale of the Smart Shirts business nor the sale of the Smart Shirts real estate assets have been included in the Condensed Consolidated Financial Statements, except to present Smart Shirts as a discontinued operation.  Prior to being classified as a discontinued operation, Smart Shirts was included in the Men’s Sportswear segment. We do not expect the sale of the Smart Shirts business and real estate assets to result in a significant gain or loss.

During the third quarter of 2006, we commenced reporting our New Campaign and IZOD women’s sportswear as discontinued operations.  Reporting New Campaign as a discontinued operation resulted from our agreement during the third quarter of 2006 to transfer the business and sell business assets to the licensor.  We closed on the sale in April 2007.  We received $9,984 and recognized a gain on sale of approximately $535.  Reporting our IZOD women’s sportswear operation as a discontinued operation resulted from our agreement during the third quarter of 2006 to terminate the licensing arrangement.  We transitioned this business in the second quarter of 2007 with no significant gain or loss.  Prior to being classified as a discontinued operation, the New Campaign and IZOD operations were included in the Women’s Sportswear segment.

The results of operations and restructuring and other non-recurring charges for the discontinued operations (as discussed in Note 3 to Condensed Consolidated Financial Statements) are reported as discontinued operations for all periods presented.  Additionally, assets and liabilities of the discontinued operations are segregated in the accompanying condensed consolidated balance sheets.

Operating results for the discontinued operations, including all charges incurred during the periods presented for the restructuring and other non-recurring charges as described in Note 3, are as follows:

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales	$141,618	$126,276	$394,588	$360,347
Restructuring and other
non-recurring charges (cost reversals)	$(1,976)	$381	$286	$381
Earnings before income taxes	12,883	7,392	28,196	18,900
Income taxes	3,325	2,525	2,129	4,884
Net earnings	$9,558	$4,867	$26,067	$14,016
Earnings per share	$0.37	$0.19	$1.02	$0.54

Income taxes for the nine months ended October 28, 2006 includes a $6,300 reversal of allowances for tax exposures related to a 2003 discontinued operation no longer deemed necessary due to finalization of an open tax year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Summarized assets and liabilities of the discontinued operations are as follows:

	February 3,	October 28,	November 3,
	2007	2006	2007

Receivables, net	$79,849	$74,420	$80,002
Inventories	104,056	103,835	93,486
Current deferred taxes and prepaid expenses	7,226	6,979	9,774
Current assets of discontinued operations	$191,131	$185,234	$183,262

Property, plant and equipment, net	$35,197	$33,416	$33,241
Goodwill	2,995	2,995	-
Other assets	5,733	6,516	6,050
Long-term assets of discontinued operations	$43,925	$42,927	$39,291

Notes payable and current portion of long-term debt	$19,556	$16,556	$27,056
Accounts payable	50,230	48,894	32,996
Accrued liabilities	32,610	33,138	38,964
Current liabilities of discontinued operations	$102,396	$98,588	$99,016

Long-term debt	$16,667	$19,444	$13,889
Deferred income taxes and other	346	-	5,659
Long-term liabilities of discontinued operations	$17,013	$19,444	$19,548

The above assets and liabilities are primarily related to the Smart Shirts manufacturing operations.  In addition to the New Campaign and IZOD operations, which were disposed by November 2007, accrued liabilities reflect charges taken in connection with the restructuring activities that have not yet been paid and primarily relate to contractual obligations.

Reconciliation of Operating Results – Continuing Operations
The following table provides non-GAAP operating results for the three and nine months ended October 28, 2006 and November 3, 2007, for the ongoing operations and impairment, restructuring and other non-recurring charges, separately.  The table presents this breakdown of our operations in a manner that reconciles to our consolidated results as presented in the condensed consolidated financial statements.  The non-GAAP results of operations for the ongoing operations are presented separately from the impairment, restructuring and other non-recurring charges to enhance the user’s overall understanding of our current financial performance.  We believe the non-GAAP adjusted operating results provide useful information to both management and investors by excluding non-recurring expenses that we believe are not indicative of our core operating results.  Operating results for ongoing operations is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments.  The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.  The following reconciliation and analysis is for continuing operations only.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Three months ended October 28, 2006
		Impairment,
		restructuring and
	Total	other non-	Ongoing
	Continuing	recurring charges	Operations
Net sales	$397,007	$-	$397,007
Cost of products sold	301,904	-	301,904
Gross profit	95,103	-	95,103
SG&A	72,689	-	72,689
Stock option expense	468	-	468
Amortization of intangibles	2,628	-	2,628
Impairment, restructuring and
other non-recurring charges	19,041	(19,041)	-
Interest expense, net	2,903	-	2,903
Other income, net	(106)	-	(106)
(Loss) earnings before taxes	(2,520)	19,041	16,521
Income taxes	(1,037)	6,949	5,912
Net (loss) earnings from
continuing operations	$(1,483)	$12,092	$10,609
Effective tax rate	41.2%	36.5%	35.8%

Three months ended November 3, 2007
		Impairment,
		restructuring and
	Total	other non-	Ongoing
	Continuing	recurring charges	Operations
Net sales	$404,055	$-	$404,055
Cost of products sold	293,260	-	293,260
Gross profit	110,795	-	110,795
SG&A	93,443	-	93,443
Stock option expense	332	-	332
Amortization of intangibles	3,942	-	3,942
Impairment, restructuring and
other non-recurring charges	15,820	(15,820)	-
Interest expense, net	7,035	-	7,035
Other income, net	(46)	-	(46)
(Loss) earnings before taxes	(9,731)	15,820	6,089
Income taxes	(3,782)	5,901	2,119
Net (loss) earnings from
continuing operations	$(5,949)	$9,919	$3,970
Effective tax rate	38.9%	37.3%	34.8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Nine months ended October 28, 2006
		Impairment,
		restructuring and
	Total	other non-	Ongoing
	Continuing	recurring charges	Operations
Net sales	$1,139,031	$-	$1,139,031
Cost of products sold	879,289	-	879,289
Gross profit	259,742	-	259,742
SG&A	215,506	-	215,506
Stock option expense	3,877	-	3,877
Amortization of intangibles	7,692	-	7,692
Impairment, restructuring and
other non-recurring charges	25,957	(25,957)	-
Interest expense, net	9,819	-	9,819
Other income, net	(358)	-	(358)
(Loss) earnings before taxes	(2,751)	25,957	23,206
Income taxes	(1,119)	9,423	8,304
Net (loss) earnings from
continuing operations	$(1,632)	$16,534	$14,902
Effective tax rate	(40.7)%	36.3%	35.8%

Nine months ended November 3, 2007
		Impairment,
		restructuring and
	Total	other non-	Ongoing
	Continuing	recurring charges	Operations
Net sales	$1,143,109	$-	$1,143,109
Cost of products sold	847,320	-	847,320
Gross profit	295,789	-	295,789
SG&A	245,231	-	245,231
Stock option expense	986	-	986
Amortization of intangibles	10,678	-	10,678
Impairment, restructuring and
other non-recurring charges	130,098	(130,098)	-
Interest expense, net	15,667	-	15,667
Other income, net	(27)	-	(27)
(Loss) earnings before taxes	(106,844)	130,098	23,254
Income taxes	(33,315)	43,751	10,436
Net (loss) earnings from
continuing operations	$(73,529)	$86,347	$12,818
Effective tax rate	31.2%	33.6%	44.9%

Continuing Operations – Ongoing Operations: The following table provides non-GAAP summarized financial data for the three and nine month periods ended October 28, 2006 and November 3, 2007 (percentages are calculated based on actual data and columns may not add due to rounding).  This table presents the same information for the ongoing operations as presented in the Reconciliation of Operating Results – Continuing Operations shown earlier for the three and nine month periods ended October 28, 2006 and November 3, 2007.  The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

	Three months ended			Nine months ended
	October 28,	November 3,	Percent	October 28,	November 3,	Percent
	2006	2007	Change	2006	2007	Change

Net sales	$397,007	$404,055	1.8%	$1,139,031	$1,143,109	0.4%
Cost of products sold	301,904	293,260	(2.9)%	879,289	847,320	(3.6)%
Gross profit	95,103	110,795	16.5%	259,742	295,789	13.9%
SG&A	72,689	93,443	28.6%	215,506	245,231	13.8%
Operating earnings before
stock option expense
and amortization (1)	22,414	17,352	(22.6)%	44,236	50,558	14.3%
Stock option expense	468	332	(29.1)%	3,877	986	(74.6)%
Amortization of intangibles	2,628	3,942	50.0%	7,692	10,678	38.8%
Operating earnings	19,318	13,078	(32.3)%	32,667	38,894	19.1%
Interest expense, net	2,903	7,035	142.3%	9,819	15,667	59.6%
Other income, net	(106)	(46)	(56.6)%	(358)	(27)	(92.5)%
Earnings before taxes	16,521	6,089	(63.1)%	23,206	23,254	0.2%
Income taxes	5,912	2,119	(64.2)%	8,304	10,436	25.7%
Net earnings from
continuing operations	$10,609	$3,970	(62.6)%	$14,902	$12,818	(14.0)%
Effective tax rate	35.8%	34.8%		35.8%	44.9%

	Three months ended			Nine months ended
			Percentage			Percentage
	October 28,	November 3,	Point	October 28,	November 3,	Point
As a percentage of net sales:	2006	2007	Change	2006	2007	Change

Net sales	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Cost of products sold	76.0%	72.6%	(3.4)%	77.2%	74.1%	(3.1)%
Gross profit	24.0%	27.4%	3.4%	22.8%	25.9%	3.1%
SG&A	18.3%	23.1%	4.8%	18.9%	21.5%	2.6%
Operating earnings before
stock option expense
and amortization (1)	5.6%	4.3%	(1.3)%	3.9%	4.4%	0.5%
Stock option expense	0.1%	0.1%	0.0%	0.3%	0.1%	(0.2)%
Amortization of intangibles	0.7%	1.0%	0.3%	0.7%	0.9%	0.2%
Operating earnings	4.8%	3.2%	(1.6)%	2.9%	3.4%	0.5%
Interest expense, net	0.7%	1.7%	1.0%	0.9%	1.4%	0.5%
Other income, net	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Earnings before taxes	4.1%	1.5%	(2.6)%	2.0%	2.0%	0.0%
Income taxes	1.5%	0.5%	(1.0)%	0.7%	0.9%	0.2%
Net earnings from
continuing operations	2.7%	1.0%	(1.7)%	1.3%	1.1%	(0.2)%

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
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

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

Sales for ongoing operations for the third quarter of 2007 were $404,055, increasing $7,048 or 1.8% versus the third quarter of 2006.  Organic sales growth was mainly realized from Gerber Childrenswear, XOXO®, My Michelle® and Candies juniors and girls businesses, as well as increased licensing revenues from Baby Phat®.  The impact of acquisitions of Vince®, Hanna Andersson® and Royal Robbins® also led to improved sales in the quarter.  This was partially offset by the anticipated impact of lower sales volumes of mainstream women’s sportswear, including private label sales and the Phat Farm® men’s wholesale business, the latter of which is being transitioned to a licensing model. Sales for ongoing operations for the nine months ended November 3, 2007 were $1,143,109, increasing $4,078 or 0.4% versus the nine months ended October 28, 2006.  Organic sales growth was mainly realized from Gerber Childrenswear, XOXO, My Michelle and Candies juniors and girls businesses, Baby Phat as well as increased revenues from Calvin Klein women’s better sportswear.  The nine month period sales also benefited from the impact of the Vince, Hanna Andersson and Royal Robbins acquisitions.  This was partially offset by the anticipated impact of lower sales volumes of mainstream women’s sportswear, including private label sales and the Phat Farm men’s wholesale business.

Gross profit for ongoing operations for the third quarter of 2007 was $110,795 or 27.4% of net sales, increasing $15,692 or 16.5% versus the third quarter of 2006.  Gross profit as a percent of net sales rose by approximately 3.4 percentage points to 27.4%, from last year.  This increase was primarily driven by the acquisitions of Vince, Hanna Andersson and Royal Robbins, as well as improved performance of the XOXO juniors’ brand.  Gross profit for ongoing operations for the nine months ended November 3, 2007 was $295,789 or 25.9% of net sales, increasing $36,047 or 13.9% versus the nine months ended October 28, 2006.  Gross profit as a percent of net sales rose by approximately 3.1 percentage points to 25.9%, from last year.  This increase was primarily driven by the acquisitions of Vince, Hanna Andersson and Royal Robbins, as well as improved performance of a number of our brands.

SG&A expense for ongoing operations for the third quarter of 2007 was $93,443 or 23.1% of net sales, increasing $20,754 or 28.6% versus the third quarter of 2006.  The increase in SG&A expense for the three months ended November 3, 2007 is primarily due to the acquisitions of Vince, Hanna Andersson and Royal Robbins and the addition of 17 new Koret® and Sag Harbor® retail stores since the third quarter of last year.  SG&A expense for ongoing operations for the nine months ended November 3, 2007 was $245,231 or 21.5% of net sales, increasing $29,725 or 13.9% versus the nine months ended October 28, 2006.  The increase was due primarily to the acquisitions of Vince, Hanna Andersson and Royal Robbins, the impact of additional Koret and Sag Harbor retail stores and activities to fund strategic initiatives.  For each of the three month and nine month periods, SG&A expense as a percent of net sales has increased primarily driven by:

•	Lower absorption of corporate overhead resulting from the Smart Shirts business being classified in discontinued operations and lower sales of mainstream women’s sportswear.

•
Additions of operations with higher SG&A levels (as well as higher gross margins) including Hanna Andersson and Royal Robbins and 17 new Koret and Sag Harbor retail outlet stores since the third quarter of last year.

Amortization of intangibles for ongoing operations for the third quarter of 2007 was $3,942, an increase of $1,314 versus the third quarter of 2006.  Amortization of intangibles for ongoing operations for the nine months ended November 3, 2007 was $10,678, an increase of $2,986 versus the nine months ended October 28, 2006.  For each of the three month and nine month periods, the increase was due to the acquisitions of Vince, Hanna Andersson, Royal Robbins and HOLLYWOULD®.

Interest expense, net for ongoing operations for the third quarter of 2007 was $7,035, an increase of $4,132 versus the third quarter of 2006.  Interest expense, net for ongoing operations for the nine months ended November 3, 2007 was $15,667, an increase of $5,848 versus the nine months ended October 28, 2006.  For each of the three and nine month periods, the increase was due to the reduced level of cash investments related to the acquisitions of Vince, Hanna Andersson, Royal Robbins and HOLLYWOULD.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Income taxes: Our effective tax rate for the three and nine month periods ended November 3, 2007 was 34.8% and 44.9%, respectively.  The three and nine month rates differ from the U.S. statutory rate of 35.0% primarily due to state taxes.

We believe our 2007 full year effective tax rate for ongoing operations will approximate 39%.  This rate differs from the 35% expected after the six months ended August 4, 2007 primarily due to a higher percentage of our ongoing earnings now anticipated to come from our domestic operations as the majority of our foreign earnings are now included in discontinued operations.

Goodwill and other intangible assets
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and  if a triggering event were to occur in an interim period.  Our annual impairment testing is performed in the fourth quarter.  In the second quarter of 2007, changes in the business climate of certain of our mainstream women’s brands were a triggering event that required impairment testing of these divisions’ goodwill and intangible asset balances.  The impairment resulting from this testing was due to the operating results for the first half of 2007 and expectations regarding future results of these mainstream women’s brands being well below the expectations reflected in the test performed in the fourth quarter of 2006.  Expectations reflected in these prior impairment tests assumed that the changes in the business climate would not be as negative and could be offset with product line adjustments.  The reassessment of these mainstream women’s brands performed during the second quarter of 2007 resulted in the conclusion that an impairment charge was required. This evaluation utilized discounted cash flow analyses and multiple analyses of the historical and updated forecasted operating results.  As a result, non-cash impairment charges of $86,111 and $27,606 for goodwill and intangibles assets, respectively, including trademarks and customer lists for certain of our women’s mainstream brands were recorded during the second quarter of 2007.

Discontinued Operations:  The following table provides summarized operating results for the three and nine month periods ended October 28, 2006 and November 3, 2007, for the discontinued operations.

	Three months ended		Nine months ended
	October 28,	November 3,	October 28,	November 3,
	2006	2007	2006	2007
Net sales	$141,618	$126,276	$394,588	$360,347
Cost of products sold	117,251	110,013	326,597	313,957
Gross profit	24,367	16,263	67,991	46,390
SG&A	13,263	10,001	39,464	31,628
Operating earnings before restructuring
and other non-recurring charges (1)	11,104	6,262	28,527	14,762
Restructuring and other
non-recurring charges	(1,976)	381	286	381
Operating earnings	13,080	5,881	28,241	14,381
Interest expense, net	710	758	1,659	1,945
Other income, net	(513)	(2,269)	(1,614)	(6,464)
Earnings before taxes	12,883	7,392	28,196	18,900
Income taxes	3,325	2,525	2,129	4,884
Net earnings from discontinued operations	$9,558	$4,867	$26,067	$14,016
Effective tax rate	25.8%	34.2%	7.6%	25.8%

(1)
Operating earnings before restructuring and other non-recurring charges is a non-GAAP measure that differs from operating earnings in that it excludes restructuring and other non-recurring charges.  Operating earnings before restructuring and other non-recurring charges should not be considered as an alternative to operating earnings.  Operating earnings before restructuring and other non-recurring charges is the primary measure used by management to evaluate our performance, as well as the performance of our divisions and segments.  Management believes the comparison of operating earnings before restructuring and other non-recurring charges between periods is useful in showing the interaction of changes in gross profit and SG&A without inclusion of the restructuring and other non-recurring charges, the changes in which are explained elsewhere.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

The subtotal of operating earnings before restructuring and other non-recurring charges may not be comparable to any similarly titled measure used by another company.

In November 2007, we announced that Youngor Group Co., Ltd. (Youngor Group) agreed to acquire our Smart Shirts business for approximately $120,000 in cash. The transaction, which is subject to certain customary closing conditions including regulatory approvals, is expected to close by the end of fiscal year 2007.  Separately, in November 2007, we sold the Smart Shirts real estate assets in Hong Kong for approximately $41,000 in cash.  As a result of these activities, Smart Shirts is now reported as a discontinued operation.

During the third quarter of 2006, our New Campaign and IZOD women’s sportswear operations became discontinued.  The transaction related to New Campaign closed in April 2007.  We transitioned the IZOD business in the second quarter of 2007 with no significant gain or loss.

Sales for the third quarter of 2007 were $126,276, decreasing $15,342 or 10.8%.  Sales for the nine months ended November 3, 2007 were $360,347, decreasing $34,241 or 8.7%.  The sales decreases were due to the sale of New Campaign and the transition of the IZOD businesses in early 2007, partially offset by higher sales at Smart Shirts.

Operating earnings before restructuring and other non-recurring charges for the third quarter of 2007 were $6,262, decreasing $4,842, or 43.6%.  Operating earnings before restructuring and other non-recurring charges for the nine months ended November 3, 2007 were $14,762, decreasing $13,765 or 48.3%.  The decreases in operating earnings before restructuring and other non-recurring charges were due to the sale of New Campaign and the transition of the IZOD businesses in early 2007 and higher costs not fully recovered in pricing from more complex styles at Smart Shirts during fiscal 2007.

Income taxes for the nine months ended October 28, 2006 include a $6,300 reversal of allowances for tax exposures (related to a 2003 discontinued operation) no longer deemed necessary due to finalization of an open tax year.

Our effective tax rate on discontinued operations for the three and nine months ended November 3, 2007 was 34.2% and 25.8%, respectively.  These rates are less than the U.S. statutory rate of 35.0% as most of these earnings come from foreign operations which are taxed at lower statutory rates.

Segment results
We and our subsidiaries are principally engaged in the apparel and related soft goods industry.  Our divisions are aggregated into the following reportable segments:

•	Women's Sportswear,
•	Other Soft Goods, and
•	General Corporate.

Prior to the third quarter of 2007, we also reported a Men’s Sportswear segment in continuing operations.  With the announced sale in the third quarter of 2007, the Smart Shirts business previously reported in this segment is now reported as a discontinued operation (see Note 4 to Condensed Consolidated Financial Statements) in the Men’s Sportswear segment.  Further, we have announced the transformation of the Phat Farm men’s wholesale business to solely a licensing model during the third quarter of 2007 (see Note 3 to Condensed Consolidated Financial Statements), which was already in place within the Phat Fashions division.   These businesses are now reported within the Women’s Sportswear segment in continuing operations.  The factors for determining the reportable segments included the manner in which management evaluates the performance of the total company with the nature of the individual business activities.  In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all prior period segment information was reclassified to conform to this new financial reporting presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Segment net sales and earnings for the three and nine month periods ended October 28, 2006 and November 3, 2007 do not include impairment, restructuring and other non-recurring charges; therefore, ongoing operations and continuing operations are the same.  Net sales and segment earnings for continuing operations by segment for these periods are as follows:

	Three months ended			Nine months ended
	October 28,	November 3,	Percent	October 28,	November 3,	Percent
Net sales	2006	2007	Change	2006	2007	Change
Women's Sportswear	$315,034	$276,222	(12.3)%	$894,358	$834,499	(6.7)%
Other Soft Goods	81,973	127,833	55.9%	244,673	308,610	26.1%
Total net sales	$397,007	$404,055	1.8%	$1,139,031	$1,143,109	0.4%

	Three months ended - amounts			Three months ended - percentages
	October 28,	November 3,	Percent	October 28,	November 3,
Segment earnings	2006	2007	Change	2006	2007	Difference
Women's Sportswear	$24,909	$11,632	(53.3)%	7.9%	4.2%	(3.7)%
Other Soft Goods	9,374	16,563	76.7%	11.4%	13.0%	1.6%
General Corporate	(11,869)	(10,843)	(8.6)%	NM	NM	NM
Segment earnings	$22,414	$17,352	(22.6)%	5.6%	4.3%	(1.3)%

	Nine months ended - amounts			Nine months ended - percentages
	October 28,	November 3,	Percent	October 28,	November 3,
Segment earnings	2006	2007	Change	2006	2007	Difference
Women's Sportswear	$56,838	$46,454	(18.3)%	6.4%	5.6%	(0.8)%
Other Soft Goods	25,680	37,488	46.0%	10.5%	12.1%	1.6%
General Corporate	(38,282)	(33,384)	(12.8)%	NM	NM	NM
Segment earnings	$44,236	$50,558	14.3%	3.9%	4.4%	0.5%

NM – Not meaningful

Women’s Sportswear.  Net sales for the third quarter of 2007 were $276,222, decreasing $38,812 or 12.3% versus the third quarter of 2006.  Sales for the nine months ended November 3, 2007 were $834,499, decreasing $59,859 or 6.7% versus the nine months ended October 28, 2006.  Comparing the quarters, organic sales growth was realized from XOXO, My Michelle and Candies juniors and girls businesses as well as licensing revenue from Baby Phat.  Sales also rose due to the acquisition of Vince.  The anticipated impact of lower sales volume of mainstream women’s sportswear, including private label sales and the Phat Farm men’s wholesale business which is being transitioned to a licensing model, resulted in the overall decline in sales.  Comparing the nine month periods, organic sales growth was realized from XOXO, My Michelle, Candies juniors and girls businesses and Baby Phat, as well as increased revenues from Calvin Klein women’s better sportswear.  The nine month period sales also benefited from the impact of the Vince acquisition.  These sales increases were offset by the anticipated impact of lower sales volumes of mainstream women’s sportswear, including private label sales and the Phat Farm men’s wholesale business.

Segment earnings for the third quarter of 2007 were $11,632, decreasing $13,277 or 53.3% versus the third quarter of 2006.  Segment earnings for the nine months ended November 3, 2007 were $46,454, decreasing $10,384 or 18.3% from the nine months ended October 28, 2006.  The decrease in segment earnings for the three months ended November 3, 2007 versus last year was primarily due to the anticipated higher level of markdown allowances for the current retail environment, declines in sales of mainstream women’s sportswear, and a decrease in earnings from Phat Farm men’s wholesale business as it liquidates inventory as part of the conversion to a licensing business, partially offset by the impact of the Vince acquisition.  The decrease in segment earnings for the nine months ended November 3, 2007 versus last year was due to promotional pricing at Koret to clear excess inventory, higher markdowns for certain brands and a decrease in earnings from Phat Farm men’s wholesale business as it liquidates inventory as part of the conversion to a licensing business, partially offset with strong retail results in our XOXO, My Michelle and Candies juniors and girls businesses, as well as increased licensing revenues from Baby Phat.  Segment earnings also increased due to the Vince acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Other Soft Goods.  Net sales for the third quarter of 2007 were $127,833, increasing $45,860 or 55.9% versus the third quarter of 2006.  Sales for the nine months ended November 3, 2007 were $308,610, increasing $63,937 or 26.1% versus the nine months ended October 28, 2006.  For each of the three months and nine months ended November 3, 2007 versus last year, sales growth was realized from the acquisitions of Hanna Andersson and Royal Robbins, of  $43,616 and $49,016, respectively, along with organic growth from Gerber Childrenswear.

Segment earnings for the third quarter of 2007 were $16,563, increasing $7,189 or 76.7% versus the third quarter of 2006.  Segment earnings for the nine months ended November 3, 2007 were $37,488, increasing $11,808 or 46.0% from the nine months ended October 28, 2006.  For each of the three months and nine months ended November 3, 2007 versus last year, segment earnings growth was realized from the acquisitions of Hanna Andersson and Royal Robbins, of $6,769 and $6,845, respectively, along with continued positive performance and solid execution of Gerber Childrenswear.

General Corporate.  Expense for the third quarter of 2007 was $10,843, decreasing $1,026 or 8.6% versus the third quarter of 2006.  Expense for the nine months ended November 3, 2007 was $33,384, decreasing $4,898 or 12.8% versus the nine months ended October 28, 2006.  The decrease in expense for the three and nine months ended November 3, 2007 is primarily due to decreases in incentive program expenses.

FINANCIAL CONDITION
Cash flow from operations continues to be our primary source of funds to finance operating needs, capital expenditures, debt service and acquisitions.  We use financial leverage to minimize our overall cost of capital and maintain adequate operating and financial flexibility.  We monitor leverage through our debt-to-capital ratio (defined as total debt divided by the sum of total debt and total stockholders’ equity, or total capital).  At November 3, 2007, our debt-to-capital ratio was 47.6%, up 3.3 percentage points from February 3, 2007 and up 2.9 percentage points from October 28, 2006.  The increase from October 28, 2006 was primarily due to the decrease in equity resulting from the impairment of goodwill and intangibles recognized during the second quarter of 2007.

In July 2005, we announced a stock repurchase program of up to ten percent or $75,000 of our outstanding shares of common stock.  During fiscal year 2005, we repurchased 2,218,200 shares at an average price of $24.99 per share, totaling $55,430.  During fiscal year 2006, we repurchased 173,600 shares at an average price of $28.83 per share, totaling $5,006.  During the first quarter of 2007, we repurchased 137,100 shares at an average price of $27.90 per share, totaling $3,825.  We repurchased no additional shares prior to the termination of this program, as described below.

In September 2007, we announced that our Board of Directors authorized the repurchase of up to 2,500,000 shares or $50,000 of our outstanding shares of common stock.  During the third quarter of 2007, we repurchased 69,900 shares at an average price of $15.95 per share totaling $1,117.  This new program resulted in the termination of the stock repurchase program announced in July 2005.

In November 2007, we announced that Youngor Group Co., Ltd. (Youngor Group) agreed to acquire our Smart Shirts business for approximately $120,000 in cash.  The transaction, which is subject to certain customary closing conditions including regulatory approvals, is expected to close by the end of fiscal year 2007.  Separately, in November 2007, we sold the Smart Shirts real estate assets in Hong Kong for approximately $41,000 in cash.  We expect to utilize the proceeds from the transactions to repurchase shares and reduce debt.  Subsequent to the close of the third quarter 2007, the Asian Credit Facility was paid in full with the proceeds from the sale of the Smart Shirts building and terminated.  We believe that the current cash and borrowing availability will provide the capital flexibility necessary to fund the remainder of the stock repurchase program and to meet existing obligations and engage in acquisitions supporting our business strategy.

Net cash provided by operating activities increased $13,371 from $24,382 for the nine months ended October 28, 2006 to $37,753 for the nine months ended November 3, 2007.  The increase in net cash provided by operating activities is primarily due to improvements in working capital during the nine months ended November 3, 2007.  The working capital improvements were driven by decreases in accounts receivable resulting from improved terms management and collection efforts and lower inventory levels due to anticipated lower sales volumes of mainstream women’s sportswear and the liquidation of the Phat Farm men’s inventory as it is transitioned to a licensing model.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Working Capital
Working capital is significantly influenced by sales patterns, which are highly seasonal.  Inventories, accounts payable and accrued expenses are highly dependent upon sales levels and order lead times.  Receivable levels are driven by recent months’ sales and customer payment experience.  The working capital fluctuations from February 3, 2007 to November 3, 2007 are primarily a result of seasonality of our businesses.  Comparisons of continuing operations from October 28, 2006 to November 3, 2007 include:
-
Accounts receivable decreased $46,251 from $262,394 at October 28, 2006 to $216,143 at November 3, 2007.  The decrease in accounts receivable is due to improved terms management and collection efforts.  Days sales outstanding decreased to 46.8 at November 3, 2007 from 55.6 at October 28, 2006.  Excluding the favorable impact of Hanna Andersson, as they are direct to consumer, results in an improvement of 3.3 days sales outstanding.

-
Inventories increased $26,943 from $133,665 at October 28, 2006 to $160,608 at November 3, 2007.  Days supply were 57.5 days at October 28, 2006 compared to 66.1 days at November 3, 2007.  The largest drivers of the increased amounts and days supply were the acquisitions of Hanna Andersson and Royal Robbins in the second quarter of 2007.  Hanna Andersson, as a direct and store-based retailer, carries higher relative levels of inventory compared to our wholesale businesses.

-
Accounts payable decreased $24,000 from $118,757 at October 28, 2006 to $94,757 at November 3, 2007 primarily as a result of payment timing and lower sales volume of mainstream women’s sportswear, including private label sales and the Phat Farm men’s wholesale business which is being transitioned to a licensing model.

-	Accrued expenses were largely unchanged and were $69,888 at October 28, 2006 and $70,261 at November 3, 2007.
Working capital of discontinued operations was relatively flat, with an increase of $5,305 from $96,223 at October 28, 2006 to $101,528 at November 3, 2007.

Net cash used in investing activities increased $218,047 from $19,961 for the nine months ended October 28, 2006 to $238,008 for the nine months ended November 3, 2007.  The net cash used in investing activities for the nine months ending November 3, 2007 primarily relates to the consideration paid in the acquisitions of Hanna Andersson and Royal Robbins of $225,214 as discussed below, additional cash purchase consideration for prior acquisitions of $9,834 and capital expenditures.  This was partially offset by $9,984 of cash proceeds received during the first nine months of 2007 due to the closing of the New Campaign transaction to transfer the business and sell business assets to the licensor.

On July 2, 2007, we completed the acquisition of Royal Robbins, Inc., a division of Phoenix Footwear Group, Inc.  Royal Robbins designs and markets premium quality active sportswear and travel apparel for men and women.  Royal Robbins adds an important label to our portfolio of brands.  The purchase price (including acquisition costs) for Royal Robbins was $37,610 in cash.

On July 13, 2007, we completed the acquisition of Hanna Andersson Corporation.  Hanna Andersson is a leading brand in the specialty children’s apparel market and expands our children’s business platform into upscale brands with an important direct-to-consumer focus.  The purchase price for Hanna Andersson (including acquisition costs) was $187,604 in cash, net of cash acquired.

Cash used in investing activities for discontinued operations was largely unchanged for the nine month periods ended October 28, 2006 and November 3, 2007 and primarily related to fixed asset additions.

In the ordinary course of business, we consider various strategic initiatives including acquisitions, strategic alliances and divestitures of existing businesses.  Management believes that the combined current cash, cash generated from operations and availability under credit facilities, as discussed below, will continue to provide the capital flexibility necessary to fund future opportunities and to meet existing obligations.

Net cash used in financing activities decreased $7,189 from $17,026 for the nine months ended October 28, 2006 to $9,837 for the nine months ended November 3, 2007.  The change was primarily due to an increase in funding of notes payable of $10,065, an increase in the bank overdraft of $4,315, partially offset by payments on long term debt of $2,778 and a reduction of $4,150 from stock transactions under incentive plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

At November 3, 2007, there were no borrowings outstanding under our Senior Credit Facility (a $400,000 five-year secured, syndicated credit facility), and we were in compliance with all covenants.  Letters of credit outstanding under the Senior Credit Facility were $28,975 at November 3, 2007.  Additionally, we have $272 in outstanding letters of credit at November 3, 2007 related to existing arrangements in place within our recent acquisitions.

During the third quarter of 2007, the Smart Shirts business is presented as a discontinued operation (see Note 4 to Condensed Consolidated Financial Statements).  The notes payable and long-term debt for Smart Shirts follows.

At November 3, 2007, there were $21,500 and $19,445 of borrowings outstanding under the revolving and term portions of the Asian Credit Facility, respectively. The Asian Credit Facility is a $50,000 five-year unsecured, syndicated term and revolving credit facility agreement to support the working capital needs of our Asian operations.  At November 3, 2007, we were in compliance with the covenants of the Asian Credit Facility.

In addition to the revolving credit facilities discussed above, our Asian operations maintain uncommitted lines of credit, which totaled $28,718 at November 3, 2007.  There were no borrowings outstanding under these lines at November 3, 2007.  We have $8,751 in outstanding letters of credit used by our foreign operations under these lines at November 3, 2007.

Subsequent to the close of the third quarter 2007, the Asian Credit Facility was paid in full with the proceeds from the sale of the Smart Shirts building and terminated.

Cash and cash equivalents decreased $210,092 for the nine month period ended November 3, 2007 primarily due to the acquisitions as noted above compared to a decrease of $12,605 in cash and cash equivalents for the same period of the prior year.

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

•	intense competition in the apparel industry on many fronts, including the following:
-     establishing and maintaining favorable brand recognition,
-     developing products that appeal to consumers,
-     pricing products appropriately,
-     obtaining access to and sufficient floor space in retail outlets;

•	failing to continually anticipate fashion trends and customer tastes;

•	uncertainties regarding consumer confidence and spending patterns;

•	concentration of our customers;

•	consolidation and change in the retail industry;

•	performance of our retail customers in selling our goods;

•	execution of the long-term corporate strategy;

•	loss of key personnel;

•	impact of the extent of foreign sourcing and manufacturing, such as:
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
-     disease epidemics and health related concerns,
-     reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers,
-     violations by foreign contractors of labor and wage standards;

•	continued value of licensed brands;

•	ability to generate sufficient sales to offset the minimum royalty payments we must pay with respect to these products;

•	inability to protect our intellectual property rights;

•	fluctuations in the price, availability and quality of raw materials;

•	reliance on independent manufacturers;

•	ability to successfully complete the restructuring plans;

•	availability of suitable acquisition candidates and integrating completed acquisitions into our existing business;

•	availability of reasonably priced debt;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

•
our estimates of future operating results for certain of our divisions could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangibles and the effect of such changes on our consolidated financial statements could be material.  While we believe that the current recorded carrying value of our goodwill and intangibles is not impaired, there can be no assurance that a significant non-cash write-down or write-off will not be required in the future;

•	potential for Smart Shirts business to be negatively affected if the pending transaction is not completed in a timely manner; and

•	volatility in the market price of our common stock could occur due to the recent unsolicited offer by an investor.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At November 3, 2007, our debt portfolio was composed of 100% fixed-rate debt. Our strategy regarding management of our exposure to interest rate fluctuations did not change significantly during the quarter.  Management does not expect any significant changes in our exposure to interest rate fluctuations or in how such exposure is managed during 2007.

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our long-term debt has a market value of approximately $453,267, which compares to the book value of $470,262.  Various financial instruments that we issue are sensitive to changes in interest rates.  Market interest rate changes would result in increases or decreases in the market value of our fixed-rate debt.  With respect to our fixed-rate debt outstanding at November 3, 2007, a 10% increase in interest rates would have resulted in approximately a $20,284 decrease in the market value of our fixed-rate debt; a 10% decrease in interest rates would have resulted in approximately a $21,909 increase in the market value of our fixed-rate debt.

In addition, we do not believe that foreign currency risk, commodity price or inflation risk are expected to be material to our business or our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, were effective as of November 3, 2007, to provide reasonable assurance to the achievement of these objectives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to report material information otherwise required to be set forth in our reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2007, we announced a stock repurchase program (Stock Repurchase Program).  The Board of Directors authorized us to repurchase, at our discretion, up to 2,500,000 shares of our common stock through open market or privately negotiated transactions.  The Board of Directors approved the investment of up to $50,000 for this share repurchase.  There is no expiration date for the Stock Repurchase Program.  During the third quarter of 2007, we repurchased 69,900 shares at an average price of $15.95 per share, totaling $1,117.  Payments made under the Stock Repurchase Program are recorded in Treasury Stock on the Condensed Consolidated Balance Sheets.

Fiscal Month	Total Number of Shares (or Units) Purchased	Average Price as Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs

August (8/5/07 - 9/8/07)	-	$-	-	2,500,000
September (9/9/07 - 10/6/07)	69,900	15.95	69,900	2,430,100
October (10/7/07 - 11/3/07)	-	-	-	2,430,100
Total	69,900	$15.95	69,900	2,430,100

The Stock Repurchase Program announced in September 2007 resulted in the termination of the prior stock purchase program announced in July 2005.

Item 6. Exhibits

SEC Exhibit
Reference No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLWOOD COMPANY
December 7, 2007	/s/ Gregory W. Kleffner
Gregory W. Kleffner
Chief Financial Officer
(Principal Financial and Accounting Officer)